Form 10-Q
period 2019-06-30
GRANITE CONSTRUCTION INC
filed 2019-08-06
CIK 861459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 1-12911

GRANITE CONSTRUCTION INCORPORATED

State of Incorporation:	I.R.S. Employer Identification Number:
Delaware	77-0239383

Address of principal executive offices:

585 W. Beach Street

Watsonville, California 95076

(831) 724-1011

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	GVA	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 30, 2019.

Class	Outstanding
Common Stock, $0.01 par value	46,840,209

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited - in thousands, except share and per share data)

	June 30, 2019	December 31, 2018	June 30, 2018
ASSETS
Current assets
Cash and cash equivalents ($115,933, $131,965 and $82,047 related to consolidated construction joint ventures (“CCJVs”))	$144,958	$272,804	$195,515
Short-term marketable securities	41,037	30,002	20,014
Receivables, net ($31,656, $21,237 and $38,828 related to CCJVs)	551,958	473,246	492,718
Contract assets ($23,500, $19,699 and $24,479 related to CCJVs)	257,650	219,754	265,190
Inventories	102,163	88,623	96,024
Equity in construction joint ventures	241,786	282,229	252,467
Other current assets ($11,440, $11,744 and $12,421 related to CCJVs)	63,056	48,731	49,100
Total current assets	1,402,608	1,415,389	1,371,028
Property and equipment, net ($31,560, $34,761 and $38,854 related to CCJVs)	557,118	549,688	595,787
Long-term marketable securities	20,000	36,098	61,191
Investments in affiliates	82,109	84,354	99,495
Goodwill	264,107	259,471	246,881
Right of use assets	73,439	—	—
Deferred income taxes, net	36,055	2,918	25,135
Other noncurrent assets	122,705	128,683	156,808
Total assets	$2,558,141	$2,476,601	$2,556,325

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$48,397	$47,286	$207,982
Accounts payable ($50,338, $37,086 and $35,375 related to CCJVs)	303,128	251,481	303,885
Contract liabilities ($29,055, $60,288 and $40,678 related to CCJVs)	119,289	105,449	91,864
Accrued expenses and other current liabilities ($4,017, $2,046 and $2,147 related to CCJVs)	339,047	273,626	293,959
Total current liabilities	809,861	677,842	897,690
Long-term debt	366,896	335,119	280,710
Lease liabilities	60,868	—	—
Deferred income taxes, net	4,680	4,317	5,759
Other long-term liabilities	58,268	61,689	71,180
Commitments and contingencies
Equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	—	—	—
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding: 46,838,199 shares as of June 30, 2019, 46,665,889 shares as of December 31, 2018 and 45,688,582 shares as of June 30, 2018	468	467	457
Additional paid-in capital	568,264	564,559	516,680
Accumulated other comprehensive (loss) income	(3,448)	(749)	1,022
Retained earnings	642,124	787,356	737,417
Total Granite Construction Incorporated shareholders’ equity	1,207,408	1,351,633	1,255,576
Non-controlling interests	50,160	46,001	45,410
Total equity	1,257,568	1,397,634	1,300,986
Total liabilities and equity	$2,558,141	$2,476,601	$2,556,325

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited - in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue
Transportation	$403,978	$502,711	$742,188	$861,856
Water	112,831	51,618	212,086	91,659
Specialty	175,084	151,842	315,777	270,313
Materials	97,647	100,948	139,290	146,670
Total revenue	789,540	807,119	1,409,341	1,370,498
Cost of revenue
Transportation	503,857	466,748	820,817	794,431
Water	101,568	46,168	192,704	74,645
Specialty	152,874	130,366	278,700	233,101
Materials	83,645	83,468	129,046	131,669
Total cost of revenue	841,944	726,750	1,421,267	1,233,846
Gross (loss) profit	(52,404)	80,369	(11,926)	136,652
Selling, general and administrative expenses	69,998	61,316	151,153	122,568
Acquisition and integration expenses	9,177	26,287	12,500	34,696
Gain on sales of property and equipment	(4,935)	(1,505)	(6,835)	(2,048)
Operating loss	(126,644)	(5,729)	(168,744)	(18,564)
Other (income) expense
Interest income	(1,728)	(1,173)	(4,544)	(2,694)
Interest expense	4,158	3,203	8,172	5,638
Equity in income of affiliates	(2,594)	(3,534)	(3,884)	(3,758)
Other income, net	(759)	(940)	(2,521)	(672)
Total other income	(923)	(2,444)	(2,777)	(1,486)
Loss before (benefit from) provision for income taxes	(125,721)	(3,285)	(165,967)	(17,078)
(Benefit from) provision for income taxes	(31,760)	2,796	(40,925)	(1,335)
Net loss	(93,961)	(6,081)	(125,042)	(15,743)
Amount attributable to non-controlling interests	(3,875)	(2,304)	(7,368)	(4,065)
Net loss attributable to Granite Construction Incorporated	$(97,836)	$(8,385)	$(132,410)	$(19,808)

Net loss per share attributable to common shareholders (see Note 16)
Basic	$(2.09)	$(0.20)	$(2.83)	$(0.49)
Diluted	$(2.09)	$(0.20)	$(2.83)	$(0.49)
Weighted average shares of common stock
Basic	46,824	41,044	46,762	40,074
Diluted	46,824	41,044	46,762	40,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited - in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(93,961)	$(6,081)	$(125,042)	$(15,743)
Other comprehensive loss, net of tax:
Net unrealized loss on derivatives	$(2,178)	$(1,354)	$(2,776)	$(734)
Less: reclassification for net (gains) loss included in interest expense	(117)	1,602	(290)	1,562
Net change	$(2,295)	$248	$(3,066)	$828
Foreign currency translation adjustments, net	(527)	(421)	367	(438)
Other comprehensive (loss) income	$(2,822)	$(173)	$(2,699)	$390
Comprehensive loss	$(96,783)	$(6,254)	$(127,741)	$(15,353)
Non-controlling interests in comprehensive loss	(3,875)	(2,304)	(7,368)	(4,065)
Comprehensive loss attributable to Granite Construction Incorporated	$(100,658)	$(8,558)	$(135,109)	$(19,418)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited - in thousands, except share data)

	Outstanding Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Granite Shareholders’ Equity	Non-controlling Interests	Total Equity
Balances at March 31, 2019	46,812,366	$468	$566,497	$(626)	$746,100	$1,312,439	$49,494	$1,361,933
Net (loss) income	—	—	—	—	(97,836)	(97,836)	3,875	(93,961)
Other comprehensive loss	—	—	—	(2,822)	—	(2,822)	—	(2,822)
Purchases of common stock[1]	(1,987)	—	(81)	—	—	(81)	—	(81)
Restricted stock units (“RSUs”) vested	17,443	—	—	—	—	—	—	—
Dividends on common stock ($0.13 per share)	—	—	—	—	(6,089)	(6,089)	—	(6,089)
Transactions with non-controlling interests	—	—	—	—	—	—	(3,209)	(3,209)
Employee Stock Purchase Plan ("ESPP"), amortized RSUs and other	10,377	—	1,848	—	(51)	1,797	—	1,797
Balances at June 30, 2019	46,838,199	$468	$568,264	$(3,448)	$642,124	$1,207,408	$50,160	$1,257,568

Balances at March 31, 2018	40,047,187	$400	$162,038	$1,197	$751,801	$915,436	$49,458	$964,894
Net (loss) income	—	—	—	—	(8,385)	(8,385)	2,304	(6,081)
Other comprehensive loss	—	—	—	(173)	—	(173)	—	(173)
Purchases of common stock[1]	(834)	—	(46)	—	—	(46)	—	(46)
RSUs vested	9,712	1	—	—	—	1	—	1
Dividends on common stock ($0.13 per share)	—	—	—	—	(5,940)	(5,940)	—	(5,940)
Issuance of common stock for Layne acquisition	5,624,021	56	321,019	—	—	321,075	48	321,123
Premium on 8.0% Convertible Notes	—	—	30,702	—	—	30,702	—	30,702
Transactions with non-controlling interests	—	—	—	—	—	—	(6,400)	(6,400)
ESPP, amortized RSUs and other	8,496	—	2,967	(2)	(59)	2,906	—	2,906
Balances at June 30, 2018	45,688,582	$457	$516,680	$1,022	$737,417	$1,255,576	$45,410	$1,300,986

Balances at December 31, 2018	46,665,889	$467	$564,559	$(749)	$787,356	$1,351,633	$46,001	$1,397,634
Net (loss) income	—	—	—	—	(132,410)	(132,410)	7,368	(125,042)
Other comprehensive loss	—	—	—	(2,699)	—	(2,699)	—	(2,699)
Purchases of common stock[1]	(88,091)	(1)	(3,947)	—	—	(3,948)	—	(3,948)
RSUs vested	251,393	2	—	—	—	2	—	2
Dividends on common stock ($0.26 per share)	—	—	—	—	(12,175)	(12,175)	—	(12,175)
Effect of adopting ASU Topic 842 (see Note 2)	—	—	—	—	(539)	(539)	—	(539)
Transactions with non-controlling interests	—	—	—	—	—	—	(3,209)	(3,209)
ESPP, amortized RSUs and other	9,008	—	7,652	—	(108)	7,544	—	7,544
Balances at June 30, 2019	46,838,199	$468	$568,264	$(3,448)	$642,124	$1,207,408	$50,160	$1,257,568

Balances at December 31, 2017	39,871,314	$399	$160,376	$634	$783,699	$945,108	$47,697	$992,805
Net (loss) income	—	—	—	—	(19,808)	(19,808)	4,065	(15,743)
Other comprehensive income	—	—	—	390	—	390	—	390
Purchases of common stock[1]	(104,432)	(1)	(6,164)	—	—	(6,165)	—	(6,165)
RSUs vested	290,321	3	—	—	—	3	—	3
Dividends on common stock ($0.26 per share)	—	—	—	—	(11,146)	(11,146)	—	(11,146)
Effect of adopting Accounting Standards Codification Topic 606	—	—	—	—	(15,201)	(15,201)	—	(15,201)
Issuance of common stock for Layne acquisition	5,624,021	56	321,019	—	—	321,075	48	321,123
Premium on 8.0% Convertible Notes	—	—	30,702	—	—	30,702	—	30,702
Transactions with non-controlling interests	—	—	—	—	—	—	(6,400)	(6,400)
ESPP, amortized RSUs and other	7,358	—	10,747	(2)	(127)	10,618	—	10,618
Balances at June 30, 2018	45,688,582	$457	$516,680	$1,022	$737,417	$1,255,576	$45,410	$1,300,986

1Represents shares purchased in connection with employee tax withholding for RSUs vested under our 2012 Equity Incentive Plan.2Amounts are comprised primarily of amortized restricted stock units.

The accompanying notes are an integral part of these condensed consolidated financial statements

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - in thousands)

Six Months Ended June 30,	2019	2018
Operating activities
Net loss	$(125,042)	$(15,743)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	61,747	43,547
Gain on sales of property and equipment, net	(6,835)	(2,048)
Change in deferred income taxes	(35,192)	—
Stock-based compensation	7,221	10,193
Equity in net loss from unconsolidated joint ventures	105,834	13,418
Net income from affiliates	(3,884)	(3,758)
Other non-cash adjustments	4,630	—
Changes in assets and liabilities, net of the effects of acquisitions:
Receivables	(78,081)	(24,821)
Contract assets, net	(23,775)	(76,166)
Inventories	(12,905)	(9,526)
Contributions to unconsolidated construction joint ventures	(45,500)	(55,733)
Distributions from unconsolidated construction joint ventures	830	11,201
Other assets, net	(15,361)	4,192
Accounts payable	48,230	24,559
Accrued expenses and other current liabilities, net	24,568	5,240
Net cash used in operating activities	(93,515)	(75,445)
Investing activities
Purchases of marketable securities	—	(9,952)
Maturities of marketable securities	5,000	60,000
Purchases of property and equipment ($3,914 and $11,369 related to CCJVs)	(54,354)	(36,471)
Proceeds from sales of property and equipment	7,870	2,704
Cash paid to purchase businesses, net of cash and restricted cash acquired	(6,227)	(55,030)
Other investing activities, net	(215)	269
Net cash used in investing activities	(47,926)	(38,480)
Financing activities
Proceeds from debt	75,499	105,250
Debt principal repayments	(43,842)	(1,250)
Cash dividends paid	(12,152)	(10,389)
Repurchases of common stock	(3,948)	(6,165)
Distributions to non-controlling partners	(3,200)	(6,400)
Other financing activities, net	1,238	429
Net cash provided by financing activities	13,595	81,475
Net decrease in cash, cash equivalents and restricted cash	(127,846)	(32,450)
Cash and cash equivalents and restricted cash of $5,825 and $0 at beginning of each period	278,629	233,711
Cash, cash equivalents and restricted cash of $5,825 and $5,746 at end of each period	$150,783	$201,261
Supplementary Information
Right of use assets obtained in exchange for lease obligations	$7,096	$—
Cash paid for operating lease liabilities	4,582	—
Cash paid during the period for:
Interest	8,381	6,134
Income taxes	11,463	7,246
Other non-cash operating activities:
Non-cash investing and financing activities:
Common stock issued in acquisition	$—	$321,075
Premium on 8.0% Convertible Notes	—	30,702
RSUs issued, net of forfeitures	8,541	13,022
Accrued cash dividends	6,089	5,940

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (“we,” “us,” “our,” “the Company” or “Granite”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), are unaudited and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to state fairly our financial position at June 30, 2019 and 2018 and the results of our operations and cash flows for the periods presented. The December 31, 2018 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.

Our operations are typically affected more by weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability. Therefore, the results of operations for the three and six months ended June 30, 2019 are not indicative of the results to be expected for the full year.

We prepared the accompanying condensed consolidated financial statements on the same basis as our annual consolidated financial statements, except for the adoption during the three months ended March 31, 2019 of Accounting Standards Update (“ASU”) No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which had no material impact on our condensed consolidated financial statements. In addition, as discussed in Note 2, during the three months ended March 31, 2019, we adopted ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income and ASU No. 2016-02, Leases and subsequently issued related ASUs (“Topic 842”).

On May 22, 2019, we acquired certain assets and equipment of Lametti & Sons, Inc. a Minnesota-based company with expertise in cured-in-place pipe rehabilitation and trenchless renewal for $6.2 million cash.

Cash, Cash Equivalents and Restricted Cash: The table below presents changes in cash, cash equivalents and restricted cash on the condensed consolidated statements of cash flows and a reconciliation to the amounts reported in the condensed consolidated balance sheets (in thousands).

Six Months Ended June 30,	2019	2018
Cash and cash equivalents and restricted cash, beginning of period	$278,629	$233,711
End of the period
Cash and cash equivalents	144,958	195,515
Restricted cash	5,825	5,746
Total cash, cash equivalents and restricted cash, end of period	150,783	201,261
Net decrease in cash, cash equivalents and restricted cash	$(127,846)	$(32,450)

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

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows companies to reclassify stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act of 2017, from accumulated other comprehensive income (“AOCI”) to retained earnings. This ASU was effective commencing with our quarter ended March 31, 2019 and we elected not to reclassify the immaterial stranded tax effects from AOCI to retained earnings. We adopted the policy that future income tax effects which are stranded in AOCI will be released under the item-by-item approach.

Effect of adopting Topic 842

The core principle of Topic 842 requires lessees to recognize operating leases as right of use (“ROU”) assets and lease liabilities on the balance sheet as described below. Prior to adoption of Topic 842, we recognized operating lease payments as an expense on a straight-line basis over the lease term on our consolidated statements of operations and did not recognize ROU assets or lease liabilities on our consolidated balance sheets.

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

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

3.  Acquisitions

On June 14, 2018 (the “acquisition date”), we completed the acquisition of the Layne Christensen Company (“Layne”).
We have finalized the purchase price accounting and there were no material measurement period adjustments during the three and six months ended June 30, 2019.

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

	Three Months Ended	Six Months Ended
	June 30, 2018
Revenue	$909,783	$1,583,073
Net income	16,834	14,454
Net income attributable to Granite	14,530	10,389
Basic net income per share attributable to common shareholders	0.32	0.23
Diluted net income per share attributable to common shareholders	0.30	0.22

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

4.  Revisions in Estimates

Our profit recognition related to construction contracts is based on estimates of transaction price and costs to complete each project. These estimates can vary significantly in the normal course of business as projects progress, circumstances develop and evolve, and uncertainties are resolved. When we experience significant changes in our estimates, we undergo a process that includes reviewing the nature of the changes to ensure that there are no material amounts that should have been recorded in a prior period rather than as revisions in estimates for the current period. For revisions in estimates, generally we use the cumulative catch-up method for changes to the transaction price that are part of a single performance obligation. Under this method, revisions in estimates are accounted for in their entirety in the period of change. There can be no assurance that we will not experience further changes in circumstances or otherwise be required to revise our estimates in the future.

In our review of these changes for the three and six months ended June 30, 2018, we did not identify any material amounts that should have been recorded in a prior period. In our review of these changes for the three months ended June 30, 2019, we identified and corrected $4.3 million which related to prior periods. This correction resulted in a $4.3 million decrease to Transportation revenue and gross profit and a $3.2 million increase in net loss attributable to Granite Construction Incorporated during the three and six months ended June 30, 2019. We have assessed the impact of this correction to the financial statements of prior periods’ as well as to the financial statements for the three and six months ended June 30, 2019 and have concluded that the amounts were not material to those financial statements and are not expected to be material to the financial statements for the year ending December 31, 2019.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

For the three and six months ended June 30, 2019, revisions in estimates, including estimated cost recovery of customer affirmative claims and back charges, that individually had an impact of $5.0 million or more on gross profit resulted in decreases to gross profit and loss before (benefit from) provision for income taxes of $161.1 million and $167.8 million, respectively, and decreases in net loss of $120.2 million and $125.4 million ($2.57 and $2.68 per share), respectively.

For the three and six months ended June 30, 2018, revisions in estimates, including estimated cost recovery of customer affirmative claims and back charges, that individually had an impact of $5.0 million or more on gross profit resulted in decreases to gross profit and loss before (benefit from) provision for income taxes of $30.2 million and $38.0 million, respectively, and decreases in net loss of $23.2 million and $29.1 million ($0.57 and $0.73 per share), respectively.

Decreases for all periods presented were in our Transportation segment. There were no increases from revisions in estimates, which individually had an impact of $5.0 million or more on gross profit, for the periods presented.

The impact to gross profit is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2019	2018	2019	2018
Number of projects with downward estimate changes	5	2	5	3
Range of reduction in gross profit from each project, net	$7.5 - 77.3	$14.5 - 15.7	$8.5 - 77.3	$5.2 - 18.3
Decrease to project profitability	$161.1	$30.2	$167.8	$38.0

The decreases during the three and six months ended June 30, 2019 were due to increased project completion costs, schedule delays, execution of a significant amount of disputed work as well as an unfavorable court ruling on a designer back charge claim partially offset by an increase in estimated recovery from customer affirmative claims. The decreases during the three and six months ended June 30, 2018 were due to higher costs than originally anticipated as well as additional weather-related costs and a decrease in estimated recovery from customer affirmative claims.

5.  Disaggregation of Revenue

The following tables present our disaggregated revenue (in thousands):

Three Months Ended June 30,

	Transportation	Water	Specialty	Materials	Total
2019
California	$138,411	$2,634	$42,980	$50,962	$234,987
Federal	51	371	18,523	—	18,945
Heavy Civil	77,009	3,381	—	—	80,390
Midwest	28,135	—	39,582	—	67,717
Northwest	160,372	1,349	48,676	40,846	251,243
Water and Mineral Services	—	105,096	25,323	5,839	136,258
Total	$403,978	$112,831	$175,084	$97,647	$789,540

2018
California	$156,344	$4,553	$41,899	$55,194	$257,990
Federal	101	627	10,210	—	10,938
Heavy Civil	192,598	5,478	—	—	198,076
Midwest	22,113	1,020	59,468	—	82,601
Northwest	131,555	1,524	40,265	43,621	216,965
Water and Mineral Services	—	38,416	—	2,133	40,549
Total	$502,711	$51,618	$151,842	$100,948	$807,119

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Six Months Ended June 30,

	Transportation	Water	Specialty	Materials	Total
2019
California	$207,924	$4,000	$75,137	$74,027	$361,088
Federal	77	879	33,725	—	34,681
Heavy Civil	271,980	7,915	—	—	279,895
Midwest	46,196	84	75,470	—	121,750
Northwest	216,011	2,580	80,868	55,378	354,837
Water and Mineral Services	—	196,628	50,577	9,885	257,090
Total	$742,188	$212,086	$315,777	$139,290	$1,409,341

2018
California	$272,914	$33,592	$73,201	$88,182	$467,889
Federal	358	1,118	14,257	—	15,733
Heavy Civil	371,462	9,700	—	—	381,162
Midwest	38,455	1,516	114,912	—	154,883
Northwest	178,667	2,391	67,943	56,355	305,356
Water and Mineral Services	—	43,342	—	2,133	45,475
Total	$861,856	$91,659	$270,313	$146,670	$1,370,498

6.  Unearned Revenue

The following tables present our unearned revenue as of the respective periods (in thousands):

June 30, 2019	Transportation	Water	Specialty	Total
California	$590,641	$14,382	$119,152	$724,175
Northwest	374,148	710	93,411	468,269
Heavy Civil	1,751,819	12,146	—	1,763,965
Federal	80	1,350	146,516	147,946
Midwest	204,749	110	158,378	363,237
Water and Mineral Services	—	224,720	—	224,720
Total	$2,921,437	$253,418	$517,457	$3,692,312

March 31, 2019
California	$402,482	$7,314	$66,089	$475,885
Northwest	344,414	1,759	71,878	418,051
Heavy Civil	1,311,518	17,173	—	1,328,691
Federal	19	—	137,592	137,611
Midwest	128,867	143	180,449	309,459
Water and Mineral Services	—	193,914	—	193,914
Total	$2,187,300	$220,303	$456,008	$2,863,611

June 30, 2018
California	$332,252	$17,485	$47,601	$397,338
Northwest	315,189	206	68,461	383,856
Heavy Civil	1,882,806	32,214	—	1,915,020
Federal	26	—	161,073	161,099
Midwest	64,191	625	268,809	333,625
Water and Mineral Services	—	225,402	—	225,402
Total	$2,594,464	$275,932	$545,944	$3,416,340

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

7.  Contract Assets and Liabilities

During the three and six months ended June 30, 2019, we recognized revenue of $8.8 million and $105.6 million, respectively, that was included in the contract liability balance at December 31, 2018. During the three and six months ended June 30, 2018, we recognized revenue of $13.3 million and $102.7 million, respectively, that was included in the contract liability balance at January 1, 2018.

As a result of changes in contract transaction price related to performance obligations that were satisfied or partially satisfied prior to the end of the periods, we recognized revenue of $43.5 million and $84.8 million during the three and six months ended June 30, 2019, respectively, and $33.2 million and $60.9 million during the three and six months ended June 30, 2018, respectively.  The changes in contract transaction price were from items such as executed or estimated change orders and unresolved contract modifications and claims.

As of June 30, 2019, December 31, 2018 and June 30, 2018, the aggregate claim recovery estimates included in contract asset and liability balances were $58.7 million, $45.1 million and $36.1 million, respectively.

The components of the contract asset balances as of the respective dates were as follows (in thousands):

	June 30, 2019	December 31, 2018	June 30, 2018
Costs in excess of billings and estimated earnings	$161,500	$120,223	$161,670
Contract retention	96,150	99,531	103,520
Total contract assets	$257,650	$219,754	$265,190

As of June 30, 2019, December 31, 2018 and June 30, 2018, no individual contract retention balance exceeded 10% of total contract assets at any of the presented dates. The majority of the contract retention balance is expected to be collected within one year and there were no balances determined to be uncollectible.

The components of the contract liability balances as of the respective dates were as follows (in thousands):

	June 30, 2019	December 31, 2018	June 30, 2018
Billings in excess of costs and estimated earnings, net of retention	$117,029	$103,250	$91,147
Provisions for losses	2,260	2,199	717
Total contract liabilities	$119,289	$105,449	$91,864

8.  Receivables, net

(in thousands)	June 30, 2019	December 31, 2018	June 30, 2018
Contracts completed and in progress:
Billed	$313,185	$285,521	$340,548
Unbilled	163,950	98,755	71,464
Total contracts completed and in progress	477,135	384,276	412,012
Material sales	61,204	45,286	64,128
Other	14,260	44,195	16,644
Total gross receivables	552,599	473,757	492,784
Less: allowance for doubtful accounts	641	511	66
Total net receivables	$551,958	$473,246	$492,718

Receivables include billed and unbilled amounts for services provided to clients for which we have an unconditional right to payment as of the end of the applicable period and do not bear interest. Included in other receivables at June 30, 2019, December 31, 2018 and June 30, 2018 were items such as estimated recovery from back charge claims, notes receivable, fuel tax refunds and income tax refunds. No such receivables individually exceeded 10% of total net receivables at any of these dates.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

9.  Marketable Securities

All marketable securities were classified as held-to-maturity as of the dates presented and the carrying amounts of held-to-maturity securities were as follows:

(in thousands)	June 30, 2019	December 31, 2018	June 30, 2018
U.S. Government and agency obligations	$41,037	$24,996	$15,000
Corporate bonds	—	5,006	5,014
Total short-term marketable securities	41,037	30,002	20,014
U.S. Government and agency obligations	20,000	36,098	61,191
Total long-term marketable securities	20,000	36,098	61,191
Total marketable securities	$61,037	$66,100	$81,205

Scheduled maturities of held-to-maturity investments were as follows:

(in thousands)	June 30, 2019
Due within one year	$41,037
Due in one to five years	20,000
Total	$61,037

10.  Fair Value Measurement

The following tables summarize significant assets and liabilities measured at fair value in the condensed consolidated balance sheets on a recurring basis for each of the fair value levels (in thousands):

	Fair Value Measurement at Reporting Date Using
June 30, 2019	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$17,790	$—	$—	$17,790
Other noncurrent assets
Restricted cash	5,825	—	—	5,825
Total assets	$23,615	$—	$—	$23,615
Other current liabilities
Interest rate cash flow hedge	$—	$4,985	$—	$4,985
Total liabilities	$—	$4,985	$—	$4,985

December 31, 2018
Cash equivalents
Money market funds	$84,613	$—	$—	$84,613
Other noncurrent assets
Restricted cash	5,825	—	—	5,825
Total assets	$90,438	$—	$—	$90,438
Other current liabilities
Interest rate cash flow hedge	$—	$1,098	$—	$1,098
Total liabilities	$—	$1,098	$—	$1,098

June 30, 2018
Cash equivalents
Money market funds	$56,534	$—	$—	$56,534
Other current assets
Interest rate cash flow hedge	—	473	—	473
Other noncurrent assets
Restricted cash	5,746	—	—	5,746
Total assets	$62,280	$473	$—	$62,753

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Commodity Swap

In February 2019, we entered into a commodity swap designated as cash flow hedge covering the periods from March to October 2019 with an original notional amount of $8.7 million which represented approximately 60.0% of our forecasted purchases for fixed price asphalt during these periods. The commodity swap is reported at fair value using Level 2 inputs in the condensed consolidated balance sheets. Gains or losses on the effective portion are initially reported as a component of AOCI and subsequently reclassified to cost of revenue in the condensed consolidated statements of operations when the monthly hedged commodity payment is settled. As of June 30, 2019, the fair value of the cash flow hedge was $0.2 million and was included in other current assets in the condensed consolidated balance sheets. During the three and six months ended June 30, 2019, the unrealized gain, net of taxes, on the effective portion was immaterial, there was no ineffective portion, the cost of revenue reclassified from AOCI was immaterial and we estimate an immaterial amount to be reclassified from AOCI into pre-tax earnings within the next twelve months.

Other Assets and Liabilities

The carrying values and estimated fair values of our financial instruments that are not required to be recorded at fair value in the condensed consolidated balance sheets were as follows:

		June 30, 2019		December 31, 2018		June 30, 2018
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Held-to-maturity marketable securities	Level 1	$61,037	$60,887	$66,100	$65,290	$81,205	$80,006
Liabilities (including current maturities):
2019 Notes[1]	Level 3	$40,000	$40,571	$40,000	$40,484	$80,000	$81,307
Credit Agreement - term loan[1]	Level 3	142,500	143,109	146,250	147,141	150,000	150,608
Credit Agreement - revolving credit facility[1]	Level 3	220,000	220,597	197,000	197,889	99,000	99,267
Convertible notes	Level 1	—	—	—	—	160,765	186,410

1See Note 14 for definitions of, and more information about, the 2019 Notes and Credit Agreement.

During the three and six months ended June 30, 2019 and 2018, we did not record any fair value adjustments related to nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

11.  Construction Joint Ventures

We participate in various construction joint ventures. We have determined that certain of these joint ventures are consolidated because they are variable interest entities (“VIEs”) and we are the primary beneficiary. We continually evaluate whether there are changes in the status of the VIEs or changes to the primary beneficiary designation of the VIE. Based on our assessments during the three months ended June 30, 2019, we determined no change was required for existing joint ventures.

Due to the joint and several nature of the performance obligations under the related owner contracts, if any of the partners fail to perform, we and the remaining partners, if any, would be responsible for performance of the outstanding work (i.e., we provide a performance guarantee). At June 30, 2019, there was approximately $3.1 billion of construction revenue to be recognized on unconsolidated and line item construction joint venture contracts of which $1.1 billion represented our share and the remaining $2.0 billion represented our partners’ share. We are not able to estimate amounts that may be required beyond the remaining cost of the work to be performed. These costs could be offset by billings to the customer or by proceeds from our partners’ corporate and/or other guarantees.

Consolidated Construction Joint Ventures (“CCJVs”)

At June 30, 2019, we were engaged in eight active CCJV projects with total contract values ranging from $39.5 million to $409.7 million for a combined total of $1.3 billion. Our share of revenue remaining to be recognized on these CCJVs was $352.2 million and ranged from $0.2 million to $150.0 million. Our proportionate share of the equity in these joint ventures was between 50.0% and 65.0%. During the three and six months ended June 30, 2019, total revenue from CCJVs was $79.0 million and $145.9 million, respectively, and during the three and six months ended June 30, 2018, total revenue from CCJVs was $67.7 million and $111.5 million, respectively. During the six months ended June 30, 2019 and 2018, CCJVs used $5.3 million and provided $15.1 million of operating cash flows, respectively.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Unconsolidated Construction Joint Ventures

As of June 30, 2019, we were engaged in nine active unconsolidated joint venture projects with total contract values ranging from $104.1 million to $3.8 billion for a combined total of $11.4 billion of which our share was $3.3 billion. Our proportionate share of the equity in these unconsolidated construction joint ventures ranged from 20.0% to 50.0%. As of June 30, 2019, our share of the revenue remaining to be recognized on these unconsolidated construction joint ventures was $0.9 billion and ranged from $1.7 million to $252.1 million.

The following is summary financial information related to unconsolidated construction joint ventures:

(in thousands)	June 30, 2019	December 31, 2018	June 30, 2018
Assets
Cash, cash equivalents and marketable securities	$225,163	$229,562	$309,330
Other current assets[1]	960,406	814,979	701,945
Noncurrent assets	214,238	204,090	211,963
Less partners’ interest	929,332	822,215	792,567
Granite’s interest[1,2]	470,475	426,416	430,671
Liabilities
Current liabilities	530,654	525,036	535,700
Less partners’ interest and adjustments[3]	243,241	369,782	342,760
Granite’s interest	287,413	155,254	192,940
Equity in construction joint ventures[4]	$183,062	$271,162	$237,731

1Included in this balance and in accrued expenses and other current liabilities on our condensed consolidated balance sheets was $88.7 million, $88.2 million, $88.6 million related to performance guarantees as of June 30, 2019 and December 31, 2018 and June 30, 2018.

2Included in this balance as of June 30, 2019, December 31, 2018 and June 30, 2018 was $89.4 million, $78.1 million and $65.8 million, respectively, related to Granite’s share of estimated cost recovery of customer affirmative claims. In addition, this balance included $12.8 million, $15.6 million and $10.6 million related to Granite’s share of estimated recovery of back charge claims as of June 30, 2019, December 31, 2018 and June 30, 2018, respectively.

3Partners’ interest and adjustments includes amounts to reconcile total net assets as reported by our partners to Granite’s interest adjusted to reflect our accounting policies and estimates primarily related to contract forecast differences.

4Included in this balance and in accrued expenses and other current liabilities on the condensed consolidated balance sheets were amounts related to deficits in construction joint ventures, which includes provisions for losses, that were $58.7 million, $11.5 million and $14.7 million as of June 30, 2019, December 31, 2018 and June 30, 2018, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Revenue
Total	$436,071	$449,996	$852,005	$689,437
Less partners’ interest and adjustments[1]	399,227	340,809	682,668	461,841
Granite’s interest	36,844	109,187	169,337	227,596
Cost of revenue
Total	456,484	423,385	867,969	804,274
Less partners’ interest and adjustments[1]	312,455	296,250	592,461	562,751
Granite’s interest	144,029	127,135	275,508	241,523
Granite’s interest in gross loss	$(107,185)	$(17,948)	$(106,171)	$(13,927)

1Partners’ interest and adjustments includes amounts to reconcile total revenue and total cost of revenue as reported by our partners to Granite’s interest adjusted to reflect our accounting policies and estimates primarily related to contract forecast differences.

During the three and six months ended June 30, 2019, unconsolidated construction joint venture net loss was $(18.9) million and $(13.7) million, respectively, of which our share was net loss of $(106.3) million and $(105.8) million, respectively. During the three and six months ended June 30, 2018, unconsolidated construction joint venture net income (loss) was $26.5 million and $(114.4) million, respectively, of which our share were net losses of $(17.7) million and $(13.4) million, respectively. The differences between our share of the joint venture net loss during 2018 and 2019 when compared to the joint venture net loss primarily resulted from differences between our estimated total revenue and cost of revenue when compared to that of our partners’ on two projects. These joint venture net income/(loss) amounts exclude our corporate overhead required to manage the joint ventures and include taxes only to the extent the applicable states have joint venture level taxes.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

12.  Investments in Affiliates

Our investments in affiliates balance consists of equity method investments in the following types of entities:

(in thousands)	June 30, 2019	December 31, 2018	June 30, 2018
Foreign	$55,563	$55,715	$63,000
Real estate	17,781	19,676	27,591
Asphalt terminal	8,765	8,963	8,904
Total investments in affiliates	$82,109	$84,354	$99,495

The following table provides summarized balance sheet information for our affiliates accounted for under the equity method on a combined basis:

(in thousands)	June 30, 2019	December 31, 2018	June 30, 2018
Current assets	$138,564	$141,930	$136,953
Noncurrent assets	182,561	170,172	173,384
Total assets	321,125	312,102	310,337
Current liabilities	70,435	55,816	54,710
Long-term liabilities[1]	70,381	63,098	54,383
Total liabilities	140,816	118,914	109,093
Net assets	180,309	193,188	201,244
Granite’s share of net assets	$82,109	$84,354	$99,495

1The balance primarily relates to debt associated with our real estate investments.

Of the $321.1 million in total assets as of June 30, 2019, we had investments in thirteen foreign entities with total assets ranging from $0.2 million to $76.6 million, four real estate entities with total assets ranging from $0.4 million to $52.3 million and the asphalt terminal entity had total assets of $28.1 million. We have direct and indirect investments in the foreign entities and our percent ownership ranged from 25.0% to 50.0% as of June 30, 2019. The equity method investments in real estate affiliates included $14.2 million, $16.3 million and $24.0 million in residential real estate in Texas as of June 30, 2019, December 31, 2018 and June 30, 2018, respectively. The remaining balances were in commercial real estate in Texas.

13.  Property and Equipment, net

Balances of major classes of assets and allowances for depreciation and depletion are included in property and equipment, net in the condensed consolidated balance sheets and were as follows:

(in thousands)	June 30, 2019	December 31, 2018	June 30, 2018
Equipment and vehicles	$943,456	$906,275	$933,951
Quarry property	191,972	180,246	178,809
Land and land improvements	134,151	142,271	141,549
Buildings and leasehold improvements	109,356	108,884	105,038
Office furniture and equipment	66,587	65,680	63,806
Property and equipment	1,445,522	1,403,356	1,423,153
Less: accumulated depreciation and depletion	888,404	853,668	827,366
Property and equipment, net	$557,118	$549,688	$595,787

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

14.  Long-Term Debt and Credit Arrangements

(in thousands)	June 30, 2019	December 31, 2018	June 30, 2018
Senior notes payable	$40,000	$40,000	$80,000
Credit Agreement term loan	142,500	146,250	150,000
Credit Agreement revolving credit loan	220,000	197,000	99,000
Convertible notes	—	—	160,765
Other	12,793	(845)	(1,073)
Total debt	415,293	382,405	488,692
Less current maturities	48,397	47,286	207,982
Total long-term debt	$366,896	$335,119	$280,710

The aggregate minimum principal maturities of long-term debt, including current maturities and excluding debt issuance costs, related to balances at June 30, 2019 are as follows: $44.2 million during the remainder of 2019; $8.4 million in 2020; $8.5 million in 2021; $8.5 million in 2022; $337.3 in 2023 and $8.9 million in 2024 and thereafter.

Senior Notes Payable

Senior notes payable as of both June 30, 2019 and December 31, 2018 of $40.0 million and $80.0 million as of June 30, 2018 were due to a group of institutional holders and had an interest rate of 6.11% per annum (“2019 Notes”). As of June 30, 2019 and December 31, 2018, all of the $40.0 million was included in current maturities of long-term debt on the condensed consolidated balance sheets. As of June 30, 2018, $40.0 million of the outstanding balance was included in each of current maturities of long-term debt and long-term debt in the condensed consolidated balance sheets.

Credit Agreement

Granite entered into the Third Amended and Restated Credit Agreement dated May 31, 2018 (the “Credit Agreement”). The Credit Agreement provided for a $150.0 million term loan, of which $142.5 million was outstanding on June 30, 2019, and a $350.0 million revolving credit facility. We entered into the Amendment No. 1 to Third Amended and Restated Credit Agreement dated July 29, 2019 as discussed below.

The term loan requires that Granite repay 1.25% of the principal balance each quarter until the maturity date, at which point the remaining balance is due. As of each June 30, 2019, December 31, 2018 and June 30, 2018, $7.5 million of the term loan balance was included in current maturities of long-term debt on the condensed consolidated balance sheets and the remaining $135.0 million, $138.8 million and $142.5 million, respectively, was included in long-term debt.

As of June 30, 2019, the total stated amount of all issued and outstanding letters of credit under the Credit Agreement was $32.3 million. As of June 30, 2019, December 31, 2018, June 30, 2018, $220.0 million, $197.0 million, $99.0 million, respectively, was outstanding under the revolving credit facility. As of June 30, 2019, the total unused availability under the Credit Agreement was $97.7 million. The letters of credit will expire between July 2019 and June 2020.

Borrowings under the Credit Agreement bear interest at LIBOR or a base rate (at our option), plus an applicable margin based on the Consolidated Leverage Ratio (as defined in the Credit Agreement) calculated quarterly. The applicable margin was 1.75% for loans bearing interest based on LIBOR and 0.75% for loans bearing interest at the base rate at June 30, 2019. Accordingly, the effective interest rate using three-month LIBOR and base rate was 4.07% and 6.25%, respectively, at June 30, 2019 and we elected to use LIBOR for both the term loan and the revolving credit facility.

As of June 30, 2019, the conditions for the exercise of our right under Credit Agreement to have liens released were not satisfied.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Covenants and Events of Default

Our Credit Agreement requires us to comply with various affirmative, restrictive and financial covenants. Our failure to comply with any of these covenants, or to pay principal, interest or other amounts when due thereunder, would constitute an event of default under the applicable agreements.

The most significant restrictive financial covenants under the terms of the Credit Agreement require the maintenance of a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio. On July 29, 2019, the Company entered into Amendment No. 1 (the “Amendment”) to the Credit Agreement, which modified certain conditions of these financial covenants. As of June 30, 2019 and pursuant to the definitions in the Amendment and the Credit Agreement, the Consolidated Interest Coverage Ratio was 11.28, which exceeded the minimum of 4.00, and the Consolidated Leverage Ratio was 2.09, which did not exceed the maximum of 3.25.

As of June 30, 2019, we were compliant with the financial covenants contained in the Amendment No. 1 to Third Amended and Restated Credit Agreement. We called and redeemed the $40.0 million outstanding balance of the 2019 Notes on July 29, 2019 which were originally due in December 2019.

15.  Leases

We have leases for office and shop space, as well as for equipment primarily utilized in our construction projects. As of June 30, 2019, our lease contracts were classified as operating leases and had terms ranging from month-to-month to 29 years. As of June 30, 2019, our operating leases were included in ROU assets, accrued and other current liabilities and lease liabilities on our condensed consolidated balance sheets and were $73.4 million, $15.6 million and $60.9 million, respectively. As of June 30, 2019, we had no lease contracts that had not yet commenced but created significant rights and obligations and no agreements had embedded leases.

Lease expense was $4.6 million and $8.9 million during the three and six months ended June 30, 2019, which included operating lease costs related to short-term leases and variable lease costs.

As of June 30, 2019, our weighted-average remaining lease term was 6.3 years and the weighted-average discount rate was 4.08%.

As of June 30, 2019, the lease liability is equal to the present value of the remaining lease payments, discounted using the incremental borrowing rate on our secured debt using a single maturity discount rate as it is not materially different than the discount rates applied to each of the leases in the portfolio.

The following table summarizes our undiscounted lease liabilities outstanding as of June 30, 2019:

Remainder of 2019	$9,543
2020	18,541
2021	17,303
2022	15,222
2023	10,268
2024 through 2035	20,790
Total future minimum lease payments	$91,667
Less: imputed interest	15,219
Total	$76,448

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

16.  Weighted Average Shares Outstanding and Net Loss Per Share

The following table presents a reconciliation of the weighted average shares outstanding used in calculating basic and diluted net loss per share as well as the calculation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Numerator (basic and diluted)
Net loss allocated to common shareholders for basic calculation	$(97,836)	$(8,385)	$(132,410)	$(19,808)
Denominator
Weighted average common shares outstanding, basic	46,824	41,044	46,762	40,074
Dilutive effect of RSUs[1]	—	—	—	—
Weighted average common shares outstanding, diluted	46,824	41,044	46,762	40,074
Net loss per share, basic	$(2.09)	$(0.20)	$(2.83)	$(0.49)
Net loss per share, diluted	$(2.09)	$(0.20)	$(2.83)	$(0.49)

1Due to the net losses, RSUs representing approximately 375,000 and 398,000 for the three and six months ended June 30, 2019, respectively, and convertible notes and RSUs representing approximately 960,000 and 732,000 for the three and six months ended June 30, 2018, respectively, have been excluded from the number of shares used in calculating diluted net loss per share, as their inclusion would be antidilutive.

17. Income Taxes

The following table presents the (benefit from) provision for income taxes for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018
(Benefit from) provision for income taxes	$(31,760)	$2,796	$(40,925)	$(1,335)
Effective tax rate	25.3%	(85.1)%	24.7%	7.8%

Our effective tax rate for the three and six months ended June 30, 2019 increased to 25.3% from (85.1)% and to 24.7% from 7.8%, respectively, when compared to the same periods in 2018. This change was primarily due to a discrete tax benefit on the decrease to project profitability recorded in the second quarter of 2019 as it related to four legacy, unconsolidated heavy civil joint venture projects compared to a discrete tax expense on one-time nondeductible acquisition and integration expenses recorded in the second quarter of 2018. Of the $161.1 million decrease to project profitability for the three months ended June 30, 2019 (see Note 4), $143.7 million is discrete to the second quarter of 2019 which resulted in a discrete tax benefit of $37.0 million.

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

Liabilities relating to legal proceedings and government inquiries, to the extent that we have concluded such liabilities are probable and the amounts of such liabilities are reasonably estimable, are recorded in our condensed consolidated balance sheets. The aggregate liabilities recorded as of June 30, 2019, December 31, 2018 and June 30, 2018 related to these matters were immaterial. The aggregate range of possible loss related to (i) matters considered reasonably possible, and (ii) reasonably possible amounts in excess of accrued losses recorded for probable loss contingencies, including those related to liquidated damages, could have a material impact on our consolidated financial statements if they become probable and the reasonably estimable amount is determined.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

19.  Business Segment Information

Summarized segment information is as follows (in thousands):

Three Months Ended June 30,

	Transportation	Water	Specialty	Materials	Total
2019
Total revenue from reportable segments	$403,978	$112,831	$175,084	$143,010	$834,903
Elimination of intersegment revenue	—	—	—	(45,363)	(45,363)
Revenue from external customers	403,978	112,831	175,084	97,647	789,540
Gross (loss) profit	(99,879)	11,263	22,210	14,002	(52,404)
Depreciation, depletion and amortization	4,845	10,931	8,401	6,054	30,231

2018
Total revenue from reportable segments	$502,711	$51,618	$151,842	$146,197	$852,368
Elimination of intersegment revenue	—	—	—	(45,249)	(45,249)
Revenue from external customers	502,711	51,618	151,842	100,948	807,119
Gross profit	35,963	5,450	21,476	17,480	80,369
Depreciation, depletion and amortization	5,373	4,378	9,212	6,074	25,037

Six Months Ended June 30,

	Transportation	Water	Specialty	Materials	Total
2019
Total revenue from reportable segments	$742,188	$212,086	$315,777	$192,243	$1,462,294
Elimination of intersegment revenue	—	—	—	(52,953)	(52,953)
Revenue from external customers	742,188	212,086	315,777	139,290	1,409,341
Gross (loss) profit	(78,629)	19,382	37,077	10,244	(11,926)
Depreciation, depletion and amortization	8,485	21,987	14,213	11,633	56,318
Segment assets	350,679	302,294	148,441	376,619	1,178,033

2018
Total revenue from reportable segments	$861,856	$91,659	$270,313	$199,519	$1,423,347
Elimination of intersegment revenue	—	—	—	(52,849)	(52,849)
Revenue from external customers	861,856	91,659	270,313	146,670	1,370,498
Gross profit	67,425	17,014	37,212	15,001	136,652
Depreciation, depletion and amortization	10,393	4,884	11,339	11,484	38,100
Segment assets	426,698	359,141	157,313	304,121	1,247,273

As of June 30, 2019 and 2018, segment assets included $14.4 million and $21.2 million, respectively, of property and equipment located in foreign countries (primarily Latin America). During the three and six months ended June 30, 2019, revenue derived from foreign countries (primarily Latin America) was $19.9 million and $33.9 million, respectively. During the three and six months ended June 30, 2018, revenue derived from foreign countries was immaterial.

A reconciliation of segment gross (loss) profit to consolidated loss before provision for (benefit from) income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Total gross (loss) profit from reportable segments	$(52,404)	$80,369	$(11,926)	$136,652
Selling, general and administrative expenses	69,998	61,316	151,153	122,568
Acquisition and integration expenses	9,177	26,287	12,500	34,696
Gain on sales of property and equipment	(4,935)	(1,505)	(6,835)	(2,048)
Total other income	(923)	(2,444)	(2,777)	(1,486)
Loss before (benefit from) provision for income taxes	$(125,721)	$(3,285)	$(165,967)	$(17,078)

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Disclosure

From time to time, Granite makes certain comments and disclosures in reports and statements, including in this Quarterly Report on Form 10-Q, or statements made by its officers or directors, that are not based on historical facts, including statements regarding future events, occurrences, circumstances, strategy activities, performance, outlook, outcomes, guidance, capital expenditures, backlog, and results, that may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by words such as “future,” “outlook,” “assumes,” “believes,” “expects,” “estimates,” “anticipates,” “intends,” “plans,” “appears,” “may,” “will,” “should,” “could,” “would,” “continue,” and the negatives thereof or other comparable terminology or by the context in which they are made. In addition, other written or oral statements that constitute forward-looking statements have been made and may in the future be made by or on behalf of Granite. These forward-looking statements are estimates reflecting the best judgment of senior management and reflect our current expectations regarding future events, occurrences, circumstances, strategy activities, performance, outlook, outcomes, guidance, capital expenditures, backlog, and results. These expectations may or may not be realized. Some of these expectations may be based on beliefs, assumptions or estimates that may prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, which could result in our expectations not being realized or otherwise materially affect our business, financial condition, results of operations, cash flows and liquidity. Such risks and uncertainties include, but are not limited to, those more specifically described in our Annual Report on Form 10-K under “Item 1A. Risk Factors.” Due to the inherent risks and uncertainties associated with our forward-looking statements, the reader is cautioned not to place undue reliance on them. The reader is also cautioned that the forward-looking statements contained herein speak only as of the date of this Quarterly Report on Form 10-Q and, except as required by law, we undertake no obligation to revise or update any forward-looking statements for any reason.

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

The five primary economic drivers of our business are (i) the overall health of the U.S. economy; (ii) federal, state and local public funding levels; (iii) population growth resulting in public and private development; (iv) the need to build, replace or repair aging infrastructure; and (v) the pricing of certain commodity related products. Changes in these drivers can either reduce our revenues and/or gross profit margins or provide opportunities for revenue growth and gross profit margin improvement.

In the first half of 2018, we completed the acquisition of the Layne Christensen Company (“Layne”), a water and mining infrastructure services and drilling company, as well as LiquiForce, a regional company in Canada and the Midwest providing lateral and mainline pipe lining services in the water and wastewater markets. In addition, on May 22, 2019, we acquired certain assets and equipment of Lametti & Sons, Inc. a Minnesota-based company with cured-in-place pipe rehabilitation and trenchless renewal experience for $6.2 million in cash.

Current Economic Environment and Outlook

Granite, America’s Infrastructure Company, provides solutions to the Transportation, Water, Specialty and Materials end-markets. The Company is well positioned to leverage diverse near- and mid-term opportunities across end markets, and we remain focused on end market and geographic diversification. As we execute our strategy, we remain focused on creating consistent, near- and long-term value for Granite’s stakeholders.

Higher than normal inclement winter and wet spring weather experienced across most of the U.S. in the first half of 2019 negatively impacted operations. Public and private market demand remains robust across Granite’s end markets. The Company’s continued focus on bidding discipline and end-market diversification continues to position the Company well, with solid contract backlog of $3.8 billion, coupled with an additional $1.1 billion of construction manager/general contractor and alternative procurement projects. These projects are expected to enter backlog as task orders are issued in 2019 and over the next few years. Today, our Committed and Awarded Projects (“CAP”) of nearly $4.9 billion reflects an increasingly strategic portfolio for the Company, fueled by steady, disciplined bidding and strong economic growth. Private-market activity remains a key growth and diversification driver across our business, particularly in our Specialty segment, spurring expansion in our mining, site development and power sectors. Public infrastructure investment is growing at state, regional, and local levels, and this multi-year public-spending investment will benefit our Transportation, Water and Materials segments. It also provides our industry with steady visibility into funding.

At the National level, while we await a bipartisan federal infrastructure initiative to provide a permanent revenue solution for the federal Highway Trust Fund, the Fixing America’s Surface Transportation (“FAST”) Act remains a stabilizing force for transportation markets. On June 26, 2019, the House passed legislation for $46.1 billion in highway funding for the fiscal year beginning October 1, 2019, which now is in the Senate for consideration. At the state level, a total of 14 states have raised gas taxes in 2019 to increase funding for maintenance programs and to reinvest in transportation infrastructure. This includes California’s 10-year, $54.2 billion Senate Bill 1, the Road Repair and Accountability Act of 2017, which continues to spur increased bidding and project lettings. Other state and local-led program expansions, coupled with Federal and private-sector stability, are key contributors to robust market activity and multi-year funding visibility.

Water market demand remains strong in lateral and mainline pipe lining services in the water and wastewater markets. Here, market and funding dynamics position our legacy and acquired businesses included in the Water segment for significant growth. Water market demand remains healthy across geographies as states and municipal water authorities weigh options for overdue water infrastructure investment. At the federal level, Congress approved the America’s Water Infrastructure Act of 2018, which includes $4.4 billion for the Environmental Protection Agency drinking water program. This legislation also creates the Water Resources Development Act, which authorizes $3.7 billion of federal funds for U.S. Army Corps of Engineers flood-protection and other projects.

The Company announced this quarter that it has accelerated its strategic review of the Heavy Civil operating group with a clear objective to expedite the Company’s plan to reduce risk and exposure to large, complex projects. The industry pricing and associated risk for this type of work does not align with the Company’s stakeholder expectations. Granite intends to consolidate the Heavy Civil group operations and pursue opportunities in markets where Granite’s presence, capabilities and resources provide strategic advantages.  Granite continues to emphasize lower-risk, smaller-scope projects, particularly negotiated work, construction management/general contractor, construction management at-risk and other best-value procurement methods. This higher-margin, lower-risk portion of Granite’s portfolio has grown in the last year to more than $1 billion of CAP as of June 30, 2019. Across end-markets, our focus on bottom and top-line improvement continues to emphasize managing risks and pricing appropriately for the complex skills and resources required to build America’s infrastructure projects. We are sharply focused on executing work with appropriate returns relative to risks for Granite’s stakeholders.

Results of Operations

Our operations are typically affected more by weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability. Therefore, the results of operations of a given quarter are not indicative of the results to be expected for the full year.

The following table presents a financial summary for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Total revenue	$789,540	$807,119	$1,409,341	$1,370,498
Gross (loss) profit	(52,404)	80,369	(11,926)	136,652
Selling, general and administrative expenses	69,998	61,316	151,153	122,568
Acquisition and integration expenses	9,177	26,287	12,500	34,696
Operating loss	(126,644)	(5,729)	(168,744)	(18,564)
Total other income	(923)	(2,444)	(2,777)	(1,486)
Amount attributable to non-controlling interests	(3,875)	(2,304)	(7,368)	(4,065)
Net loss attributable to Granite Construction Incorporated	(97,836)	(8,385)	(132,410)	(19,808)

Revenue

Total Revenue by Segment

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2019		2018		2019		2018
Transportation	$403,978	51.2%	$502,711	62.3%	$742,188	52.7%	$861,856	62.9%
Water	112,831	14.3	51,618	6.4	212,086	15.0	91,659	6.7
Specialty	175,084	22.2	151,842	18.8	315,777	22.4	270,313	19.7
Materials	97,647	12.3	100,948	12.5	139,290	9.9	146,670	10.7
Total	$789,540	100.0%	$807,119	100.0%	$1,409,341	100.0%	$1,370,498	100.0%

Transportation Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2019		2018		2019		2018
California	$138,411	34.3%	$156,344	31.1%	$207,924	28.0%	$272,914	31.7%
Federal	51	—	101	—	77	—	358	—
Heavy Civil	77,009	19.1	192,598	38.3	271,980	36.6	371,462	43.1
Midwest	28,135	7.0	22,113	4.4	46,196	6.2	38,455	4.5
Northwest	160,372	39.6	131,555	26.2	216,011	29.2	178,667	20.7
Total	$403,978	100.0%	$502,711	100.0%	$742,188	100.0%	$861,856	100.0%

Transportation revenue for the three and six months ended June 30, 2019 decreased by $98.7 million, or 19.6%, and $119.7 million, or 13.9%, respectively, when compared to 2018 primarily due to a decrease in the Heavy Civil operating group from revisions in estimates including $114.2 million related to four legacy, unconsolidated joint venture projects (see Note 4 of “Notes to the Condensed Consolidated Financial Statements” for more information) and in California operating group from unfavorable weather, partially offset by increases in the Northwest operating group from progress on existing projects as well as new awards. During the three and six months ended June 30, 2019 and 2018 the majority of revenue earned in the Transportation segment was from the public sector.

Water Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2019		2018		2019		2018
California	$2,634	2.3%	$4,553	8.8%	$4,000	1.9%	$33,592	36.6%
Federal	371	0.3	627	1.2	879	0.4	1,118	1.2
Heavy Civil	3,381	3.0	5,478	10.6	7,915	3.7	9,700	10.6
Midwest	—	—	1,020	2.0	84	—	1,516	1.7
Northwest	1,349	1.2	1,524	3.0	2,580	1.2	2,391	2.6
Water and Mineral Services	105,096	93.2	38,416	74.4	196,628	92.8	43,342	47.3
Total	$112,831	100.0%	$51,618	100.0%	$212,086	100.0%	$91,659	100.0%

Water revenue for the three and six months ended June 30, 2019 increased by $61.2 million and $120.4 million, respectively, or over 100%, for both periods, when compared to 2018 primarily due to increases in the Water and Mineral Services operating group as a result of our acquisition of Layne. The acquisition of LiquiForce in the second quarter of 2018 also contributed to the increases for the six months ended June 30, 2019 which were partially offset by decreases in the California operating group from unfavorable weather conditions during 2019. During the three and six months ended June 30, 2019 and 2018 the majority of revenue earned in the Water segment was from the public sector.

Specialty Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2019		2018		2019		2018
California	$42,980	24.5%	$41,899	27.6%	$75,137	23.8%	$73,201	27.1%
Federal	18,523	10.6	10,210	6.7	33,725	10.7	14,257	5.3
Midwest	39,582	22.6	59,468	39.2	75,470	23.9	114,912	42.5
Northwest	48,676	27.8	40,265	26.5	80,868	25.6	67,943	25.1
Water and Mineral Services	25,323	14.5	—	—	50,577	16.0	—	—
Total	$175,084	100.0%	$151,842	100.0%	$315,777	100.0%	$270,313	100.0%

Specialty revenue for the three and six months ended June 30, 2019 increased $23.2 million, or 15.3%, and $45.5 million, or 16.8%, respectively, when compared to 2018 primarily due to an increase in the Water and Mineral Services operating group as a result of our acquisition of Layne. In addition, increases were due to progress on existing projects, beginning the periods with higher contract backlog and from new awards during 2019 partially offset by decreases from beginning the periods with lower contract backlog. During the three and six months ended June 30, 2019 and 2018 revenue earned in the Specialty segment was both from the public and private sectors.

Materials Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2019		2018		2019		2018
California	$50,962	52.2%	$55,194	54.7%	$74,027	53.1%	$88,182	60.1%
Northwest	40,846	41.8	43,621	43.2	55,378	39.8	56,355	38.4
Water and Mineral Services	5,839	6.0	2,133	2.1	9,885	7.1	2,133	1.5
Total	$97,647	100.0%	$100,948	100.0%	$139,290	100.0%	$146,670	100.0%

Materials revenue for the three months ended June 30, 2019 remained relatively unchanged when compared to 2018 and decreased by $7.4 million, or 5.0%, for the six months ended June 30, 2019 when compared to 2018 primarily due to the decreases in the California operating group from reduced volume due to unfavorable weather conditions partially offset by increases in the Water and Mineral Services operating group as a result of our acquisition of Layne.

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

Total Contract Backlog by Segment

(dollars in thousands)	June 30, 2019		March 31, 2019		June 30, 2018
Transportation	$2,939,727	77.0%	$2,783,252	77.5%	$2,637,055	72.2%
Water	318,111	8.3	317,782	8.8	398,886	10.9
Specialty	559,264	14.7	490,231	13.7	615,981	16.9
Total	$3,817,102	100.0%	$3,591,265	100.0%	$3,651,922	100.0%

Transportation Contract Backlog

(dollars in thousands)	June 30, 2019		March 31, 2019		June 30, 2018
Unearned revenue	$2,921,437	99.4%	$2,187,300	78.6%	$2,594,464	98.4%
Other awards[1]	18,290	0.6	595,952	21.4	42,591	1.6
Total	$2,939,727	100.0%	$2,783,252	100.0%	$2,637,055	100.0%

1Other awards include unissued task orders and unexercised contract options to the extent their issuance or exercise is probable as well as contract awards to the extent we believe contract execution and funding is probable.

(dollars in thousands)	June 30, 2019		March 31, 2019		June 30, 2018
California	$594,545	20.2%	$422,440	15.2%	$329,931	12.6%
Federal	80	—	126	—	24	—
Heavy Civil	1,751,819	59.6	1,783,353	64.1	1,854,804	70.3
Midwest	204,749	7.0	214,164	7.7	103,650	3.9
Northwest	388,534	13.2	363,169	13.0	348,646	13.2
Total	$2,939,727	100.0%	$2,783,252	100.0%	$2,637,055	100.0%

Transportation contract backlog of $2.9 billion at June 30, 2019 was $156.5 million, or 5.6%, higher than at March 31, 2019. The increase was primarily due to increases in the California and Northwest operating groups from new awards during the three months ended June 30, 2019 partially offset by progress on existing jobs in the Heavy Civil and Midwest operating groups. Significant new awards during the three months ended June 30, 2019 included a $21 million rail facility project in Southern California. As noted in the Current Economic Environment and Outlook section above, the $1.1 billion in project wins that are not yet included in our contract backlog are expected to be added to Transportation segment contract backlog over the next few years.

Non-controlling partners’ share of Transportation contract backlog as of June 30, 2019, March 31, 2019 and June 30, 2018 was $195.1 million, $164.8 million and $258.8 million, respectively.

Four contracts in our Transportation segment had total forecasted losses with remaining revenue of $326.0 million, or 11.1%, of Transportation contract backlog at June 30, 2019.

Water Contract Backlog

(dollars in thousands)	June 30, 2019		March 31, 2019		June 30, 2018
Unearned revenue	$253,418	79.7%	$220,303	69.3%	$275,932	69.2%
Other awards[1]	64,693	20.3	97,479	30.7	122,954	30.8
Total	$318,111	100.0%	$317,782	100.0%	$398,886	100.0%

1Other awards include unissued task orders and unexercised contract options to the extent their issuance or exercise is probable as well as contract awards to the extent we believe contract execution and funding is probable.

(dollars in thousands)	June 30, 2019		March 31, 2019		June 30, 2018
California	$14,382	4.5%	$7,313	2.3%	$17,658	4.4%
Federal	1,350	0.4	1,717	0.5	3,171	0.8
Heavy Civil	51,229	16.1	15,456	4.9	28,869	7.2
Midwest	110	—	143	—	625	0.2
Northwest	710	0.2	1,759	0.6	206	0.1
Water and Mineral Services	250,330	78.8	291,394	91.7	348,357	87.3
Total	$318,111	100.0%	$317,782	100.0%	$398,886	100.0%

Water contract backlog of $318.1 million as of June 30, 2019 remained relatively unchanged compared to March 31, 2019. The decrease in Water and Mineral Services operating group due to progress on existing projects was partially offset by increases in the Heavy Civil and California operating groups due to new awards during the three months ended June 30, 2019. Significant new awards during the three months ended June 30, 2019 included a $39 million dam project in Texas.

Specialty Contract Backlog

(dollars in thousands)	June 30, 2019		March 31, 2019		June 30, 2018
Unearned revenue	$517,457	92.5%	$456,008	93.0%	$545,944	88.6%
Other awards[1]	41,807	7.5	34,223	7.0	70,037	11.4
Total	$559,264	100.0%	$490,231	100.0%	$615,981	100.0%

1Other awards include unissued task orders and unexercised contract options to the extent their issuance or exercise is probable as well as contract awards to the extent we believe contract execution and funding is probable.

(dollars in thousands)	June 30, 2019		March 31, 2019		June 30, 2018
California	$127,930	22.9%	$72,403	14.8%	$61,132	9.9%
Federal	146,516	26.2	134,605	27.5	149,181	24.2
Midwest	182,911	32.7	211,345	43.0	336,210	54.6
Northwest	101,907	18.2	71,878	14.7	69,458	11.3
Total	$559,264	100.0%	$490,231	100.0%	$615,981	100.0%

Specialty contract backlog of $559.3 million as of June 30, 2019 was $69.0 million, or 14.1%, higher than at March 31, 2019 due to increases in the California, Northwest and Federal operating groups from increased success rate on bidding activity partially offset by a decrease in the Midwest group from progress on existing projects.

Non-controlling partners’ share of Specialty contract backlog as of June 30, 2019, March 31, 2019 and June 30, 2018 was $93.6 million, $165.6 million and $150.8 million, respectively.

Gross (Loss)Profit

The following table presents gross (loss) profit by business segment for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Transportation	$(99,879)	$35,963	$(78,629)	$67,425
Percent of segment revenue	(24.7)%	7.2%	(10.6)%	7.8%
Water	11,263	5,450	19,382	17,014
Percent of segment revenue	10.0	10.6	9.1	18.6
Specialty	22,210	21,476	37,077	37,212
Percent of segment revenue	12.7	14.1	11.7	13.8
Materials	14,002	17,480	10,244	15,001
Percent of segment revenue	14.3	17.3	7.4	10.2
Total gross (loss) profit	$(52,404)	$80,369	$(11,926)	$136,652
Percent of total revenue	(6.6)%	10.0%	(0.8)%	10.0%

Transportation gross loss for the three and six months ended June 30, 2019 increased by $135.8 million, or over 100%, and $146.1 million, or over 100%, respectively, when compared to 2018 primarily due to an increase in negative net impact from revisions in estimates in our Heavy Civil operating group (See Note 4 of “Notes to the Condensed Consolidated Financial Statements”).

Water gross profit for the three and six months ended June 30, 2019 increased by $5.8 million, or over 100%, and $2.4 million, or 13.9%, respectively, when compared to 2018 primarily due to increased revenue volume as a result of our acquisition of Layne. Water gross profit as a percentage of segment revenue for the six months ended June 30, 2019 decreased to 9.1% from 18.6% when compared to 2018 due to decreased revenue volume in our California operating group due to unfavorable weather and from emergency work performed in early 2018 that was not repeated in 2019.

Specialty gross profit for the three and six months ended June 30, 2019 remained relatively unchanged. Specialty gross profit as a percentage of segment revenue for the three and six months ended June 30, 2019 decreased to 12.7% from 14.1% and to 11.7% from 13.8%, respectively, when compared to 2018 due to project delays and a resolved labor dispute in 2019.

Materials gross profit for the three and six months ended June 30, 2019 decreased by $3.5 million, or 19.9%, and $4.8 million, or 31.7%, when compared to 2018 due to decreased revenue in the California and Northwest operating groups during the three months ended June 30, 2019 and due to decreased revenue in the California operating group from unfavorable weather conditions during the six months ended June 30, 2019. Gross profit as a percentage of segment revenue for the three and six months ended June 30, 2019 decreased to 14.3% from 17.3% and to 7.4% from 10.2%, respectively, when compared to 2018 driven by a decrease in internal asphalt production volume from unfavorable weather resulting in decreased fixed cost absorption.

Selling, General and Administrative Expenses

The following table presents the components of selling, general and administrative expenses for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Selling
Salaries and related expenses	$15,466	$14,073	$32,454	$27,811
Restricted stock unit amortization	237	482	1,346	1,784
Other selling expenses	2,993	5,119	7,092	7,882
Total selling	18,696	19,674	40,892	37,477
General and administrative
Salaries and related expenses	25,665	20,835	51,609	40,692
Restricted stock unit amortization	658	1,253	5,479	8,353
Other general and administrative expenses	24,979	19,554	53,173	36,046
Total general and administrative	51,302	41,642	110,261	85,091
Total selling, general and administrative	$69,998	$61,316	$151,153	$122,568
Percent of revenue	8.9%	7.6%	10.7%	8.9%

Selling, general and administrative expenses for the three and six months ended June 30, 2019 increased $8.7 million, or 14.2%, and $28.6 million, or 23.3%, respectively, when compared to 2018. Selling, general and administrative expenses as a percent of revenue for the three and six months ended June 30, 2019 increased to 8.9% from 7.6% and to 10.7% from 8.9%, respectively, due to the addition of expenses as a result of our acquisitions of Layne and LiquiForce.

Selling Expenses

Selling expenses include the costs for estimating and bidding, business development and materials facility permits. Selling expenses can vary depending on the volume of projects in process and the number of employees assigned to estimating and bidding activities. As projects are completed or the volume of work slows down, we temporarily redeploy project employees to bid on new projects, moving their salaries and related costs from cost of revenue to selling expenses. Selling expenses during the three months ended June 30, 2019 remained relatively unchanged and increased $3.4 million, or 9.1%, for the six months ended June 30, 2019 when compared to 2018 primarily due to the increase in salaries and related expenses as a result of our acquisitions of Layne and LiquiForce.

General and Administrative Expenses

General and administrative expenses include costs related to our operational offices that are not allocated to direct contract costs and expenses related to our corporate functions. Other general and administrative expenses include travel and entertainment, outside services, information technology, depreciation, occupancy, training, office supplies, changes in the fair market value of our Non-Qualified Deferred Compensation plan liability and other miscellaneous expenses. Total general and administrative expenses during the three and six months ended June 30, 2019 increased $9.7 million, or 23.2%, and $25.2 million, or 29.6%, respectively, when compared to 2018 due to increases in salaries and other general and administrative expenses primarily as a result of our acquisitions of Layne and LiquiForce as well as an increase in other general and administrative expenses from a change in the fair market value of our Non-Qualified Deferred Compensation plan liability, which is offset in other income, net, during the six months ended June 30, 2019.

Acquisition and Integration expenses

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Acquisition and integration expenses	$9,177	$26,287	$12,500	$34,696

These costs were primarily associated with the acquisition and integration of Layne and LiquiForce and decreased during the three and six months ended June 30, 2019 when compared to the same periods in 2018 due to a reduction in acquisition expenses as 2019 expenses are primarily related to integration.

Income Taxes

The following table presents the (benefit from) provision for income taxes for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018
(Benefit from) provision for income taxes	$(31,760)	$2,796	$(40,925)	$(1,335)
Effective tax rate	25.3%	(85.1)%	24.7%	7.8%

We calculate our income tax provision at the end of each interim period by estimating our annual effective tax rate and applying that rate to our income (loss) before (benefit from) provision for income taxes. The effect of changes in enacted tax laws, tax rates or tax status is recognized in the interim period in which the change occurs. See Note 17 of “Notes to the Condensed Consolidated Financial Statements” for more information.

Certain Legal Proceedings

As discussed in Note 18 of “Notes to the Condensed Consolidated Financial Statements,” under certain circumstances the resolution of certain legal proceedings to which we are subject could have direct or indirect consequences that could have a material adverse effect on our financial position, results of operations, cash flows and/or liquidity.

Liquidity and Capital Resources

The timing differences between our cash inflows and outflows require us to maintain adequate levels of working capital. We believe our cash and cash equivalents, short-term investments, available borrowing capacity and cash expected to be generated from operations will be sufficient to meet our expected working capital needs, capital expenditures, financial commitments, cash dividend payments, and other liquidity requirements associated with our existing operations for the next twelve months. To provide capital needs to fund growth opportunities, either internal or generated through acquisitions or to pay installments on our 2019 Notes, we maintain a collateralized credit facility that consists of a term loan and a revolving credit facility with an original value of $500.0 million, of which $97.7 million was available for borrowing under the revolving credit facility at June 30, 2019 and an uncommitted option to increase the facility by $200.0 million subject to the lenders providing the additional commitments. See Note 14 of “Notes to the Condensed Consolidated Financial Statements” for definitions and further discussion regarding our 2019 Notes and Credit Agreement. If we experience a prolonged change in our business operating results or make a significant acquisition, we may need additional sources of financing, which, even if available, may be limited by the terms of our existing debt covenants, or may require the amendment of our existing debt agreements. There can be no assurance that sufficient capital will continue to be available in the future or that it will be available on terms acceptable to us.

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

The following table presents our cash, cash equivalents and marketable securities, including amounts from our consolidated construction joint ventures (“CCJVs”), as of the respective dates:

(in thousands)	June 30, 2019	December 31, 2018	June 30, 2018
Cash and cash equivalents excluding CCJVs	$29,025	$140,839	$113,468
CCJV cash and cash equivalents[1]	115,933	131,965	82,047
Total consolidated cash and cash equivalents	144,958	272,804	195,515
Short-term and long-term marketable securities[2]	61,037	66,100	81,205
Total cash, cash equivalents and marketable securities	$205,995	$338,904	$276,720

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

Granite’s portion of CCJV cash and cash equivalents was $67.4 million, $75.5 million and $47.4 million as of June 30, 2019, December 31, 2018 and June 30, 2018, respectively. Excluded from the table above is Granite’s portion of unconsolidated construction joint venture cash and cash equivalents of $69.4 million, $68.3 million and $97.6 million as of June 30, 2019, December 31, 2018 and June 30, 2018, respectively. The assets of each consolidated and unconsolidated construction joint venture relate solely to that joint venture. The decision to distribute joint venture assets must generally be made jointly by a majority of the members and, accordingly, these assets, including those associated with estimated cost recovery of customer affirmative claims and back charge claims, are generally not available for the working capital needs of Granite until distributed.

Our principal uses of liquidity are paying the costs and expenses associated with our operations, servicing outstanding indebtedness, making capital expenditures and paying dividends on our capital stock. We may also from time to time prepay or repurchase outstanding indebtedness and acquire assets or businesses that are complementary to our operations.

Cash Flows

	Six Months Ended June 30,
(in thousands)	2019	2018
Net cash provided by (used in):
Operating activities	$(93,515)	$(75,445)
Investing activities	(47,926)	(38,480)
Financing activities	13,595	81,475

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

Cash used in operating activities of $93.5 million for the six months ended June 30, 2019 represents a $18.1 million increase when compared to 2018. The change was primarily due to a $37.1 million increase in net loss after adjusting for non-cash items partially offset by a $19.0 million increase in cash provided by working capital.

Cash used in investing activities of $47.9 million for the six months ended June 30, 2019 represents a $9.4 million increase when compared to 2018. The change was primarily due to a decrease in maturities, net of purchases, of marketable securities and an increase in purchases, net of sales proceeds, of property and equipment (see Capital Expenditures discussion below) partially offset by the cash paid for the Layne and LiquiForce acquisitions in 2018.

Cash provided by financing activities of $13.6 million for the six months ended June 30, 2019 represents a $67.9 million decrease when compared to 2018. The change was primarily due to an increase in payments on the revolving credit facility during 2019 and a decrease in proceeds from long debt from $105.0 million revolving credit facility draws that were made to fund portions of the Layne and LiquiForce acquisitions in 2018.

Capital Expenditures

During the six months ended June 30, 2019, we had capital expenditures of $54.4 million compared to $36.5 million during 2018. Major capital expenditures are typically for aggregate and asphalt production facilities, aggregate reserves, construction equipment, buildings and leasehold improvements and investments in our information technology systems. The timing and amount of such expenditures can vary based on the progress of planned capital projects, the type and size of construction projects, changes in business outlook and other factors. We currently anticipate 2019 capital expenditures to be between $80.0 million and $100.0 million for the full year.

Derivatives

As disclosed Note 10 to “Notes to the Condensed Consolidated Financial Statements, we recognize derivative instruments as either assets or liabilities in the condensed consolidated balance sheets at fair value using Level 2 inputs.

In February 2019, we entered into a commodity swap designated as a cash flow hedge covering the periods from March to October 2019 with an original notional amount of $8.7 million which represented approximately 60.0% of our forecasted purchases of fixed price asphalt during these periods. The commodity swap is reported at fair value using Level 2 inputs in the condensed consolidated balance sheets. Gains or losses on the effective portion are initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified to cost of revenue in the condensed consolidated statements of operations when the monthly hedged commodity payment is settled. As of June 30, 2019, the fair value of the cash flow hedge was $0.2 million and was included in other current assets in the condensed consolidated balance sheets. During the three and six months ended June 30, 2019, the unrealized gain, net of taxes, on the effective portion was immaterial, there was no ineffective portion, the cost of revenue reclassified from accumulated other comprehensive income was immaterial and we estimate an immaterial amount to be reclassified from accumulated other comprehensive income into pre-tax earnings within the next twelve months.

Surety Bonds and Real Estate Mortgages

We are generally required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At June 30, 2019, approximately $3.4 billion of our contract backlog was bonded. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds after the owner accepts the work performed under contract. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.

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

Covenants and Events of Default

Our Credit Agreement requires us to comply with various affirmative, restrictive and financial covenants. Our failure to comply with any of these covenants, or to pay principal, interest or other amounts when due thereunder, would constitute an event of default under the applicable agreements.

The most significant restrictive financial covenants under the terms of the Credit Agreement require the maintenance of a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio. On July 29, 2019, the Company entered into Amendment No. 1 (the “Amendment”) to the Credit Agreement, which modified certain conditions of these financial covenants. As of June 30, 2019 and pursuant to the definitions in the Amendment and the Credit Agreement, the Consolidated Interest Coverage Ratio was 11.28, which exceeded the minimum of 4.00, and the Consolidated Leverage Ratio was 2.09, which did not exceed the maximum of 3.25.

As of June 30, 2019, we were compliant with the financial covenants contained in the Amendment No. 1 to Third Amended and Restated Credit Agreement. We called and redeemed the $40.0 million outstanding balance of the 2019 Notes on July 29, 2019 which were originally due in December 2019.

Share Repurchase Program

As announced on April 29, 2016, on April 7, 2016, the Board of Directors authorized us to repurchase up to $200.0 million of our common stock at management’s discretion, which replaced the former authorization including the amount available. As part of this authorization we have established a plan to facilitate common stock repurchases. We did not repurchase shares under the share repurchase program in any of the periods presented. As of June 30, 2019, $190.0 million of the authorization remained available. The specific timing and amount of any future repurchases will vary based on market conditions, securities law limitations and other factors.

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

Evaluation of Disclosure Control and Procedures

Our management carried out, as of June 30, 2019, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2019, we implemented new controls related to the Layne enterprise resource planning system integration. There were no other changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended June 30, 2019:

Period	Total number of shares purchased[1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs[2]
April 1, 2019 through April 30, 2019	753	$43.31	—	$190,000,029
May 1, 2019 through May 31, 2019	135	$40.18	—	$190,000,029
June 1, 2019 through June 30, 2019	1,099	$40.19	—	$190,000,029
	1,987	$41.37	—

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

Item 6.	EXHIBITS

31.1	†	Certification of Principal Executive Officer
31.2	†	Certification of Principal Financial Officer
32	††	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95	†	Mine Safety Disclosure
101.INS	†	XBRL Instance Document The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101.SCH	†	XBRL Taxonomy Extension Schema
101.CAL	†	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	†	XBRL Taxonomy Extension Definition Linkbase
101.LAB	†	XBRL Taxonomy Extension Label Linkbase
101.PRE	†	XBRL Taxonomy Extension Presentation Linkbase

†	Filed herewith
††	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE CONSTRUCTION INCORPORATED

Date:	August 5, 2019	By:	/s/ Jigisha Desai
Jigisha Desai
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)