Form 10-Q
period 2019-09-30
GRANITE CONSTRUCTION INC
filed 2019-10-25
CIK 861459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 22, 2019.

Class	Outstanding
Common Stock, $0.01 par value	46,741,311

Index

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
Condensed Consolidated Balance Sheets as of September 30, 2019, December 31, 2018 and September 30, 2018
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2019 and 2018
Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2019 and 2018
Condensed Consolidated Statements of Shareholders’ Equity for the Three and Nine Months Ended September 30, 2019 and 2018
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2019 and 2018
Notes to the Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 4.	Mine Safety Disclosures
Item 6.	Exhibits
SIGNATURES
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32
EXHIBIT 95
EXHIBIT 101.INS
EXHIBIT 101.SCH
EXHIBIT 101.CAL
EXHIBIT 101.DEF
EXHIBIT 101.LAB
EXHIBIT 101.PRE

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited - in thousands, except share and per share data)

	September 30, 2019	December 31, 2018	September 30, 2018
ASSETS
Current assets
Cash and cash equivalents ($77,870, $131,965 and $125,165 related to consolidated construction joint ventures (“CCJVs”))	$184,673	$272,804	$230,259
Short-term marketable securities	37,918	30,002	35,010
Receivables, net ($29,108, $21,237 and $26,142 related to CCJVs)	700,387	473,246	618,070
Contract assets ($39,717, $19,699 and $20,968 related to CCJVs)	233,925	219,754	213,989
Inventories	95,442	88,623	90,789
Equity in construction joint ventures	209,765	282,229	273,993
Other current assets ($10,765, $11,744 and $11,361 related to CCJVs)	42,698	48,731	95,173
Total current assets	1,504,808	1,415,389	1,557,283
Property and equipment, net ($27,752, $34,761 and $36,061 related to CCJVs)	542,796	549,688	560,618
Long-term marketable securities	10,000	36,098	46,093
Investments in affiliates	84,914	84,354	84,840
Goodwill	264,112	259,471	244,696
Right of use assets	70,472	—	—
Deferred income taxes, net	38,443	2,918	6,408
Other noncurrent assets	118,228	128,683	143,910
Total assets	$2,633,773	$2,476,601	$2,643,848

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$8,263	$47,286	$116,796
Accounts payable ($50,625, $37,086 and $33,426 related to CCJVs)	399,528	251,481	316,917
Contract liabilities ($21,378, $60,288 and $67,139 related to CCJVs)	106,010	105,449	117,759
Accrued expenses and other current liabilities ($4,193, $2,046 and $1,975 related to CCJVs)	342,040	273,626	296,033
Total current liabilities	855,841	677,842	847,505
Long-term debt	394,841	335,119	316,926
Lease liabilities	56,740	—	—
Deferred income taxes, net	4,652	4,317	5,589
Other long-term liabilities	58,433	61,689	67,429
Commitments and contingencies
Equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	—	—	—
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding: 46,741,263 shares as of September 30, 2019, 46,665,889 shares as of December 31, 2018 and 46,897,092 shares as of September 30, 2018	468	467	469
Additional paid-in capital	567,033	564,559	572,046
Accumulated other comprehensive (loss) income	(3,282)	(749)	1,841
Retained earnings	656,487	787,356	786,936
Total Granite Construction Incorporated shareholders’ equity	1,220,706	1,351,633	1,361,292
Non-controlling interests	42,560	46,001	45,107
Total equity	1,263,266	1,397,634	1,406,399
Total liabilities and equity	$2,633,773	$2,476,601	$2,643,848

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited - in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue
Transportation	$598,646	$610,847	$1,340,834	$1,472,703
Water	135,908	124,292	347,994	215,951
Specialty	224,457	190,836	540,234	461,149
Materials	129,099	129,616	268,389	276,286
Total revenue	1,088,110	1,055,591	2,497,451	2,426,089
Cost of revenue
Transportation	585,013	539,871	1,405,830	1,334,302
Water	120,878	100,189	313,582	174,834
Specialty	186,158	162,737	464,858	395,838
Materials	104,629	108,303	233,675	239,972
Total cost of revenue	996,678	911,100	2,417,945	2,144,946
Gross profit	91,432	144,491	79,506	281,143
Selling, general and administrative expenses	73,424	70,769	224,577	193,337
Acquisition and integration expenses	2,744	9,334	15,244	44,030
Gain on sales of property and equipment	(7,101)	(3,018)	(13,936)	(5,066)
Operating income (loss)	22,365	67,406	(146,379)	48,842
Other (income) expense
Interest income	(1,713)	(1,533)	(6,257)	(4,227)
Interest expense	4,839	4,452	13,011	10,090
Equity in income of affiliates	(6,275)	(1,769)	(10,159)	(5,527)
Other expense (income), net	127	(1,533)	(2,394)	(2,205)
Total other income	(3,022)	(383)	(5,799)	(1,869)
Income (loss) before provision for (benefit from) income taxes	25,387	67,789	(140,580)	50,711
Provision for (benefit from) income taxes	3,474	8,692	(37,451)	7,357
Net income (loss)	21,913	59,097	(103,129)	43,354
Amount attributable to non-controlling interests	(1,425)	(3,425)	(8,793)	(7,490)
Net income (loss) attributable to Granite Construction Incorporated	$20,488	$55,672	$(111,922)	$35,864

Net income (loss) per share attributable to common shareholders
Basic	$0.44	$1.20	$(2.39)	$0.84
Diluted	$0.43	$1.17	$(2.39)	$0.84
Weighted average shares of common stock
Basic	46,788	46,308	46,771	42,443
Diluted	47,170	47,810	46,771	42,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited - in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$21,913	$59,097	$(103,129)	$43,354
Other comprehensive income (loss), net of tax:
Net unrealized (loss) gain on derivatives	$(720)	$2,289	$(3,496)	$1,555
Less: reclassification for net gains included in interest expense	(46)	(1,719)	(336)	(157)
Net change	$(766)	$570	$(3,832)	$1,398
Foreign currency translation adjustments, net	932	249	1,299	(189)
Other comprehensive income (loss)	$166	$819	$(2,533)	$1,209
Comprehensive income (loss)	$22,079	$59,916	$(105,662)	$44,563
Non-controlling interests in comprehensive income (loss)	(1,425)	(3,425)	(8,793)	(7,490)
Comprehensive income (loss) attributable to Granite Construction Incorporated	$20,654	$56,491	$(114,455)	$37,073

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited - in thousands, except share data)

	Outstanding Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Granite Shareholders’ Equity	Non-controlling Interests	Total Equity
Balances at June 30, 2019	46,838,199	$468	$568,264	$(3,448)	$642,124	$1,207,408	$50,160	$1,257,568
Net income	—	—	—	—	20,488	20,488	1,425	21,913
Other comprehensive income	—	—	—	166	—	166	—	166
Purchases of common stock[1]	(101,475)	(1)	(2,967)	—	—	(2,968)	—	(2,968)
Restricted stock units (“RSUs”) vested	4,555	1	—	—	—	1	—	1
Dividends on common stock ($0.13 per share)	—	—	—	—	(6,076)	(6,076)	—	(6,076)
Transactions with non-controlling interests	—	—	—	—	—	—	(9,025)	(9,025)
Employee Stock Purchase Plan (“ESPP”), amortized RSUs and other	(16)	—	1,736	—	(49)	1,687	—	1,687
Balances at September 30, 2019	46,741,263	$468	$567,033	$(3,282)	$656,487	$1,220,706	$42,560	$1,263,266

Balances at June 30, 2018	45,688,582	$457	$516,680	$1,022	$737,417	$1,255,576	$45,410	$1,300,986
Net income	—	—	—	—	55,672	55,672	3,425	59,097
Other comprehensive income	—	—	—	819	—	819	—	819
Purchases of common stock[1]	(3,767)	—	(204)	—	—	(204)	—	(204)
RSUs vested	8,768	—	—	—	—	—	—	—
Dividends on common stock ($0.13 per share)	—	—	—	—	(6,096)	(6,096)	—	(6,096)
Issuance of Convertible Notes	1,199,869	12	53,086	—	—	53,098	—	53,098
Transactions with non-controlling interests	—	—	—	—	—	—	(3,728)	(3,728)
ESPP, amortized RSUs and other	3,640	—	2,484	—	(57)	2,429	—	2,429
Balances at September 30, 2018	46,897,092	$469	$572,046	$1,841	$786,936	$1,361,292	$45,107	$1,406,399

Balances at December 31, 2018	46,665,889	$467	$564,559	$(749)	$787,356	$1,351,633	$46,001	$1,397,634
Net (loss) income	—	—	—	—	(111,922)	(111,922)	8,793	(103,129)
Other comprehensive loss	—	—	—	(2,533)	—	(2,533)	—	(2,533)
Purchases of common stock[1]	(189,566)	(2)	(6,914)	—	—	(6,916)	—	(6,916)
RSUs vested	255,948	3	—	—	—	3	—	3
Dividends on common stock ($0.39 per share)	—	—	—	—	(18,251)	(18,251)	—	(18,251)
Effect of adopting ASU Topic 842 (see Note 2)	—	—	—	—	(539)	(539)	—	(539)
Transactions with non-controlling interests	—	—	—	—	—	—	(12,234)	(12,234)
ESPP, amortized RSUs and other	8,992	—	9,388	—	(157)	9,231	—	9,231
Balances at September 30, 2019	46,741,263	$468	$567,033	$(3,282)	$656,487	$1,220,706	$42,560	$1,263,266

Balances at December 31, 2017	39,871,314	$399	$160,376	$634	$783,699	$945,108	$47,697	$992,805
Net income	—	—	—	—	35,864	35,864	7,490	43,354
Other comprehensive income	—	—	—	1,209	—	1,209	—	1,209
Purchases of common stock[1]	(108,199)	(1)	(6,368)	—	—	(6,369)	—	(6,369)
RSUs vested	299,089	3	—	—	—	3	—	3
Dividends on common stock ($0.39 per share)	—	—	—	—	(17,242)	(17,242)	—	(17,242)
Effect of adopting Accounting Standards Codification Topic 606	—	—	—	—	(15,201)	(15,201)	—	(15,201)
Issuance of common stock for Layne acquisition	5,624,021	56	321,019	—	—	321,075	48	321,123
Issuance of Convertible Notes	1,199,869	12	53,086			53,098	—	53,098
Premium on 8.0% Convertible Notes	—	—	30,702	—	—	30,702	—	30,702
Transactions with non-controlling interests	—	—	—	—	—	—	(10,128)	(10,128)
ESPP, amortized RSUs and other	10,998	—	13,231	2	(184)	13,045	—	13,045
Balances at September 30, 2018	46,897,092	$469	$572,046	$1,841	$786,936	$1,361,292	$45,107	$1,406,399

1Represents shares purchased in connection with employee tax withholding for RSUs vested under our 2012 Equity Incentive Plan. Amounts are comprised primarily of amortized restricted stock units.

The accompanying notes are an integral part of these condensed consolidated financial statements

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - in thousands)

Nine Months Ended September 30,	2019	2018
Operating activities
Net (loss) income	$(103,129)	$43,354
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	92,700	77,816
Gain on sales of property and equipment, net	(13,936)	(5,066)
Change in deferred income taxes	(37,338)	(2,207)
Stock-based compensation	8,924	12,621
Equity in net loss from unconsolidated joint ventures	173,008	16,343
Net income from affiliates	(10,159)	(5,527)
Other non-cash adjustments	4,630	—
Changes in assets and liabilities, net of the effects of acquisitions:
Receivables	(224,475)	(154,996)
Contract assets, net	(13,276)	355
Inventories	(6,178)	(4,283)
Contributions to unconsolidated construction joint ventures	(57,280)	(89,000)
Distributions from unconsolidated construction joint ventures and affiliates	13,181	30,014
Other assets, net	(1,141)	16,295
Accounts payable	148,739	41,672
Accrued expenses and other current liabilities, net	(768)	37,352
Net cash (used in) provided by operating activities	(26,498)	14,743
Investing activities
Purchases of marketable securities	—	(9,952)
Maturities of marketable securities	20,000	60,000
Purchases of property and equipment	(83,329)	(86,131)
Proceeds from sales of property and equipment	28,104	9,480
Cash paid to purchase businesses, net of cash and restricted cash acquired	(6,227)	(55,030)
Other investing activities, net	(3,756)	320
Net cash used in investing activities	(45,208)	(81,313)
Financing activities
Proceeds from debt	105,574	143,250
Debt principal repayments	(86,018)	(42,149)
Cash dividends paid	(18,240)	(16,328)
Repurchases of common stock	(6,916)	(6,369)
Distributions to non-controlling partners, net	(12,234)	(10,128)
Other financing activities, net	1,242	441
Net cash (used in) provided by financing activities	(16,592)	68,717
Net (decrease) increase in cash, cash equivalents and restricted cash	(88,298)	2,147
Cash, cash equivalents and $5,825 and $0 in restricted cash at beginning of each period	278,629	233,711
Cash, cash equivalents and $5,658 and $5,599 in restricted cash at end of each period	$190,331	$235,858
Supplementary Information
Right of use assets obtained in exchange for lease obligations	$19,005	$—
Cash paid for operating lease liabilities	13,713	—
Cash paid during the period for:
Interest	$13,758	$9,029
Income taxes	11,900	8,576
Other non-cash operating activities:
Performance guarantees	$(6,284)	$—
Non-cash investing and financing activities:
Common stock issued in acquisition	$—	$321,075
Common stock issued in conversion of 8% Convertible Notes	—	53,086
Premium on 8.0% Convertible Notes	—	30,702
RSUs issued, net of forfeitures	8,573	13,537
Accrued cash dividends	6,076	6,097
Accrued equipment purchases	674	4,783

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (“we,” “us,” “our,” “the Company” or “Granite”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), are unaudited and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to state fairly our financial position at September 30, 2019 and 2018 and the results of our operations and cash flows for the periods presented. The December 31, 2018 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.

Our operations are typically affected more by weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability. Therefore, the results of operations for the three and nine months ended September 30, 2019 are not indicative of the results to be expected for the full year.

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

Nine Months Ended September 30,	2019	2018
Cash, cash equivalents and restricted cash, beginning of period	$278,629	$233,711
End of the period
Cash and cash equivalents	184,673	230,259
Restricted cash	5,658	5,599
Total cash, cash equivalents and restricted cash, end of period	190,331	235,858
Net (decrease) increase in cash, cash equivalents and restricted cash	$(88,298)	$2,147

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

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

3.  Acquisitions

On June 14, 2018 (the “acquisition date”), we completed the acquisition of the Layne Christensen Company (“Layne”). We have finalized the purchase price accounting and there were no material measurement period adjustments during the three and nine months ended September 30, 2019. The financial information in the table below summarizes the combined results of operations of Granite and Layne, on a pro forma basis, as though the companies had been combined as of January 1, 2017 (in thousands, except per share amounts). The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2017.

	Three Months Ended	Nine Months Ended
	September 30, 2018
Revenue	$1,087,111	$2,638,664
Net income	39,550	81,151
Net income attributable to Granite	37,477	73,661
Basic net income per share attributable to common shareholders	0.82	1.61
Diluted net income per share attributable to common shareholders	0.80	1.60

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

4.  Revisions in Estimates

Our profit recognition related to construction contracts is based on estimates of transaction price and costs to complete each project. These estimates can vary significantly in the normal course of business as projects progress, circumstances develop and evolve, and uncertainties are resolved. When we experience significant changes in our estimates, we undergo a process that includes reviewing the nature of the changes to ensure that there are no material amounts that should have been recorded in a prior period rather than as revisions in estimates for the current period. For revisions in estimates, generally we use the cumulative catch-up method for changes to the transaction price that are part of a single performance obligation. Under this method, revisions in estimates are accounted for in their entirety in the period of change. There can be no assurance that we will not experience further changes in circumstances or otherwise be required to revise our estimates in the future. In our review of these changes for the three and nine months ended September 30, 2019 and 2018, we did not identify any material amounts that should have been recorded in a prior period.

For the three and nine months ended September 30, 2019, revisions in estimates, including estimated cost recovery of customer affirmative claims and back charges, that individually had an impact of $5.0 million or more on gross profit resulted in decreases to gross profit and income (loss) before provision for (benefit from) income taxes of $80.7 million and $264.1 million, respectively, and decreases in net income (loss) of $62.9 million and $200.6 million ($1.33 and $4.29 per diluted share), respectively.

For the three and nine months ended September 30, 2018, revisions in estimates, including estimated cost recovery of customer affirmative claims and back charges, that individually had an impact of $5.0 million or more on gross profit resulted in decreases to gross profit and income (loss) before provision for (benefit from) income taxes of $19.3 million and $57.8 million, respectively, and decreases in net income of $14.6 million and $43.7 million ($0.31 and $1.02 per diluted share), respectively.

Decreases for all periods presented were in our Transportation segment except for one project in Water segment during the nine months ended September 30, 2019 and one project in Specialty segment during both three and nine months ended September 30, 2019. There were no increases from revisions in estimates, which individually would have had an impact of $5.0 million or more on gross profit, for the periods presented.

The impact to gross profit is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2019	2018	2019	2018
Number of projects with downward estimate changes	6	2	9	4
Range of reduction in gross profit from each project, net	$5.4 - 30.9	$7.3 - 12.0	$6.0 - 92.6	$5.2 - 25.6
Decrease to project profitability	$80.7	$19.3	$264.1	$57.8

The decreases during the three and nine months ended September 30, 2019 were due to increased project completion costs, schedule delays, lower productivity than originally anticipated and performance of a significant amount of disputed work partially offset by an increase in estimated recovery from customer affirmative claims.The decreases during the nine months ended September 30, 2019 were also due to an unfavorable court ruling on a designer back charge claim and were impacted by a business added in the Layne acquisition last year that we exited during the quarter. The decreases during the three and nine months ended September 30, 2018 were due to additional costs and lower productivity than originally anticipated as well as additional weather related costs and a decrease in estimated recovery from customer affirmative claims.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

5.  Disaggregation of Revenue

The following tables present our disaggregated revenue (in thousands):

Three Months Ended September 30,

	Transportation	Water	Specialty	Materials	Total
2019
California	$197,057	$10,390	$60,791	$71,251	$339,489
Federal	56	155	23,973	—	24,184
Heavy Civil	162,608	2,159	—	—	164,767
Midwest	27,359	39	45,415	—	72,813
Northwest	211,566	1,095	70,753	51,662	335,076
Water and Mineral Services	—	122,070	23,525	6,186	151,781
Total	$598,646	$135,908	$224,457	$129,099	$1,088,110

2018
California	$180,163	$12,119	$31,713	$74,065	$298,060
Federal	69	480	13,363	—	13,912
Heavy Civil	224,560	5,511	—	—	230,071
Midwest	23,346	194	65,513	—	89,053
Northwest	182,709	877	46,752	46,935	277,273
Water and Mineral Services	—	105,111	33,495	8,616	147,222
Total	$610,847	$124,292	$190,836	$129,616	$1,055,591

Nine Months Ended September 30,

	Transportation	Water	Specialty	Materials	Total
2019
California	$404,981	$14,390	$135,928	$145,278	$700,577
Federal	133	1,034	57,698	—	58,865
Heavy Civil	434,588	10,074	—	—	444,662
Midwest	73,555	123	120,885	—	194,563
Northwest	427,577	3,675	151,621	107,040	689,913
Water and Mineral Services	—	318,698	74,102	16,071	408,871
Total	$1,340,834	$347,994	$540,234	$268,389	$2,497,451

2018
California	$453,077	$45,711	$104,914	$162,247	$765,949
Federal	427	1,598	27,620	—	29,645
Heavy Civil	596,022	15,211	—	—	611,233
Midwest	61,801	1,710	180,425	—	243,936
Northwest	361,376	3,268	114,695	103,290	582,629
Water and Mineral Services	—	148,453	33,495	10,749	192,697
Total	$1,472,703	$215,951	$461,149	$276,286	$2,426,089

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

6.  Unearned Revenue

The following tables present our unearned revenue as of the respective periods (in thousands):

September 30, 2019	Transportation	Water	Specialty	Total
California	$535,139	$19,594	$96,961	$651,694
Federal	14,699	1,181	177,686	193,566
Heavy Civil	1,595,092	48,952	245,478	1,889,522
Midwest	207,555	70	137,991	345,616
Northwest	276,090	1,880	74,959	352,929
Water and Mineral Services	—	159,874	—	159,874
Total	$2,628,575	$231,551	$733,075	$3,593,201

June 30, 2019
California	$590,641	$14,382	$119,152	$724,175
Federal	80	1,350	146,516	147,946
Heavy Civil	1,751,819	12,146	—	1,763,965
Midwest	204,749	110	158,378	363,237
Northwest	374,148	710	93,411	468,269
Water and Mineral Services	—	224,720	—	224,720
Total	$2,921,437	$253,418	$517,457	$3,692,312

September 30, 2018
California	$299,242	$11,297	$50,283	$360,822
Federal	23	—	145,483	145,506
Heavy Civil	1,678,637	26,914	—	1,705,551
Midwest	91,144	405	235,190	326,739
Northwest	242,666	10	70,600	313,276
Water and Mineral Services	—	211,531	—	211,531
Total	$2,311,712	$250,157	$501,556	$3,063,425

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

7.  Contract Assets and Liabilities

During the three and nine months ended September 30, 2019, we recognized revenue of $13.2 million and $118.8 million, respectively, that was included in the contract liability balance at December 31, 2018. During the three and nine months ended September 30, 2018, we recognized revenue of $0.6 million and $103.3 million, respectively, that was included in the contract liability balance at January 1, 2018.

As a result of changes in contract transaction price related to performance obligations that were satisfied or partially satisfied prior to the end of the periods, we recognized revenue of $32.8 million and $117.6 million during the three and nine months ended September 30, 2019, respectively, and $25.3 million and $86.2 million during the three and nine months ended September 30, 2018, respectively. The changes in contract transaction price were from items such as executed or estimated change orders and unresolved contract modifications and claims.

As of September 30, 2019, December 31, 2018 and September 30, 2018, the aggregate claim recovery estimates included in contract asset and liability balances were $60.6 million, $45.1 million and $37.2 million, respectively.

The components of the contract asset balances as of the respective dates were as follows (in thousands):

	September 30, 2019	December 31, 2018	September 30, 2018
Costs in excess of billings and estimated earnings	$127,863	$120,223	$108,105
Contract retention	106,062	99,531	105,884
Total contract assets	$233,925	$219,754	$213,989

As of September 30, 2019, December 31, 2018 and September 30, 2018, no individual contract retention balance exceeded 10% of total contract assets at any of the presented dates. The majority of the contract retention balance is expected to be collected within one year and there were no balances determined to be uncollectible.

The components of the contract liability balances as of the respective dates were as follows (in thousands):

	September 30, 2019	December 31, 2018	September 30, 2018
Billings in excess of costs and estimated earnings, net of retention	$100,673	$103,250	$117,352
Provisions for losses	5,337	2,199	407
Total contract liabilities	$106,010	$105,449	$117,759

8.  Receivables, net

(in thousands)	September 30, 2019	December 31, 2018	September 30, 2018
Contracts completed and in progress:
Billed	$417,373	$285,521	$351,802
Unbilled	182,762	98,755	147,950
Total contracts completed and in progress	600,135	384,276	499,752
Material sales	72,486	45,286	73,282
Other	28,674	44,195	45,125
Total gross receivables	701,295	473,757	618,159
Less: allowance for doubtful accounts	908	511	89
Total net receivables	$700,387	$473,246	$618,070

Receivables include billed and unbilled amounts for services provided to clients for which we have an unconditional right to payment as of the end of the applicable period and do not bear interest. Included in other receivables at  September 30, 2019, December 31, 2018 and September 30, 2018 were items such as estimated recovery from back charge claims, notes receivable, fuel tax refunds and income tax refunds. No such receivables individually exceeded 10% of total net receivables at any of these dates.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

9.  Marketable Securities

All marketable securities were classified as held-to-maturity as of the dates presented and the carrying amounts of held-to-maturity securities were as follows:

(in thousands)	September 30, 2019	December 31, 2018	September 30, 2018
U.S. Government and agency obligations	$37,918	$24,996	$30,000
Corporate bonds	—	5,006	5,010
Total short-term marketable securities	37,918	30,002	35,010
U.S. Government and agency obligations	10,000	36,098	46,093
Total long-term marketable securities	10,000	36,098	46,093
Total marketable securities	$47,918	$66,100	$81,103

Scheduled maturities of held-to-maturity investments were as follows:

(in thousands)	September 30, 2019
Due within one year	$37,918
Due in one to five years	10,000
Total	$47,918

10.  Fair Value Measurement

The following tables summarize significant assets and liabilities measured at fair value in the condensed consolidated balance sheets on a recurring basis for each of the fair value levels (in thousands):

	Fair Value Measurement at Reporting Date Using
September 30, 2019	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$68,579	$—	$—	$68,579
Other noncurrent assets
Restricted cash	5,658	—	—	5,658
Total assets	$74,237	$—	$—	$74,237
Other current liabilities
Interest rate cash flow hedge	$—	$5,564	$—	$5,564
Total liabilities	$—	$5,564	$—	$5,564

December 31, 2018
Cash equivalents
Money market funds	$84,613	$—	$—	$84,613
Other noncurrent assets
Restricted cash	5,825	—	—	5,825
Total assets	$90,438	$—	$—	$90,438
Other current liabilities
Interest rate cash flow hedge	$—	$1,098	$—	$1,098
Total liabilities	$—	$1,098	$—	$1,098

September 30, 2018
Cash equivalents
Money market funds	$68,765	$—	$—	$68,765
Other current assets
Interest rate cash flow hedge	—	1,500	—	1,500
Other noncurrent assets
Restricted cash	5,599	—	—	5,599
Total assets	$74,364	$1,500	$—	$75,864

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Commodity Swap

In February 2019, we entered into a commodity swap designated as a cash flow hedge covering the periods from March to October 2019 with an original notional amount of $8.7 million which represented approximately 60.0% of our forecasted purchases for fixed price asphalt during these periods. The commodity swap is reported at fair value using Level 2 inputs in the condensed consolidated balance sheets. Gains or losses on the effective portion are initially reported as a component of AOCI and subsequently reclassified to cost of revenue in the condensed consolidated statements of operations when the monthly hedged commodity payment is settled. As of September 30, 2019, the fair value of the cash flow hedge was immaterial and was included in other current assets in the condensed consolidated balance sheets. During the three and nine months ended September 30, 2019, the unrealized gain, net of taxes, on the effective portion was immaterial, there was no ineffective portion, the cost of revenue reclassified from AOCI was immaterial and we estimate an immaterial amount to be reclassified from AOCI into pre-tax earnings within the next twelve months.

Other Assets and Liabilities

The carrying values and estimated fair values of our financial instruments that are not required to be recorded at fair value in the condensed consolidated balance sheets were as follows:

		September 30, 2019		December 31, 2018		September 30, 2018
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Held-to-maturity marketable securities	Level 1	$47,918	$47,856	$66,100	$65,290	$81,103	$79,941
Liabilities (including current maturities):
2019 Notes[1]	Level 3	$—	$—	$40,000	$40,484	$80,000	$82,191
Credit Agreement - term loan[1]	Level 3	140,625	141,634	146,250	147,141	148,125	148,832
Credit Agreement - revolving credit facility[1]	Level 3	250,000	251,986	197,000	197,889	137,000	137,636
Convertible notes	Level 1	—	—	—	—	69,659	69,472

1 See Note 14 for definitions of, and more information about, the 2019 Notes and Credit Agreement.

During the three and nine months ended September 30, 2019 and 2018, we did not record any fair value adjustments related to nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

11.  Construction Joint Ventures

We participate in various construction joint ventures. We have determined that certain of these joint ventures are consolidated because they are variable interest entities (“VIEs”) and we are the primary beneficiary. We continually evaluate whether there are changes in the status of the VIEs or changes to the primary beneficiary designation of the VIE. Based on our assessments during the three months ended September 30, 2019, we determined no change was required for existing joint ventures.

Due to the joint and several nature of the performance obligations under the related owner contracts, if any of the partners fail to perform, we and the remaining partners, if any, would be responsible for performance of the outstanding work (i.e., we provide a performance guarantee). At September 30, 2019, there was approximately $2.8 billion of construction revenue to be recognized on unconsolidated and line item construction joint venture contracts of which $1.0 billion represented our share and the remaining $1.8 billion represented our partners’ share. We are not able to estimate amounts that may be required beyond the remaining cost of the work to be performed. These costs could be offset by billings to the customer or by proceeds from our partners’ corporate and/or other guarantees.

Consolidated Construction Joint Ventures (“CCJVs”)

At September 30, 2019, we were engaged in seven active CCJV projects with total contract values ranging from $0.7 million to $410.5 million for a combined total of $1.2 billion. Our share of revenue remaining to be recognized on these CCJVs was $338.1 million and ranged from $0.3 million to $137.2 million. Our proportionate share of the equity in these joint ventures was between 50.0% and 65.0%. During the three and nine months ended September 30, 2019, total revenue from CCJVs was $71.1 million and $217.0 million, respectively, and during the three and nine months ended September 30, 2018, total revenue from CCJVs was $61.6 million and $173.1 million, respectively. During the nine months ended September 30, 2019 and 2018, CCJVs used $19.3 million and provided $31.5 million of operating cash flows, respectively.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Unconsolidated Construction Joint Ventures

As of  September 30, 2019, we were engaged in nine active unconsolidated joint venture projects with total contract values ranging from $85.2 million to $3.8 billion for a combined total of $11.5 billion of which our share was $3.3 billion. Our proportionate share of the equity in these unconsolidated construction joint ventures ranged from 20.0% to 50.0%. As of  September 30, 2019, our share of the revenue remaining to be recognized on these unconsolidated construction joint ventures was $812.1 million and ranged from $1.7 million to $226.0 million.

The following is summary financial information related to unconsolidated construction joint ventures:

(in thousands)	September 30, 2019	December 31, 2018	September 30, 2018
Assets
Cash, cash equivalents and marketable securities	$217,279	$229,562	$242,028
Other current assets[1]	863,182	814,979	806,104
Noncurrent assets	209,865	204,090	204,201
Less partners’ interest	858,235	822,215	810,111
Granite’s interest[1,2]	432,091	426,416	442,222
Liabilities
Current liabilities	542,278	525,036	511,639
Less partners’ interest and adjustments[3]	254,901	369,782	331,838
Granite’s interest	287,377	155,254	179,801
Equity in construction joint ventures[4]	$144,714	$271,162	$262,421

1 Included in this balance and in accrued expenses and other current liabilities on our condensed consolidated balance sheets was $81.9 million, $88.2 million and $88.6 million related to performance guarantees as of September 30, 2019, December 31, 2018 and September 30, 2018.

2 Included in this balance as of September 30, 2019, December 31, 2018 and September 30, 2018 was $96.8 million, $78.1 million and $67.1 million, respectively, related to Granite’s share of estimated cost recovery of customer affirmative claims. In addition, this balance included $11.8 million, $15.6 million and $12.5 million related to Granite’s share of estimated recovery of back charge claims as of September 30, 2019, December 31, 2018 and September 30, 2018, respectively.

3 Partners’ interest and adjustments includes amounts to reconcile total net assets as reported by our partners to Granite’s interest adjusted to reflect our accounting policies and estimates primarily related to contract forecast differences.

4 Included in this balance and in accrued expenses and other current liabilities on the condensed consolidated balance sheets were amounts related to deficits in construction joint ventures, which includes provisions for losses, that were $65.1 million, $11.5 million and $ 11.6 million as of September 30, 2019, December 31, 2018 and September 30, 2018, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Revenue
Total	$421,977	$436,093	$1,273,982	$1,125,530
Less partners’ interest and adjustments[1]	323,999	285,064	1,006,667	746,905
Granite’s interest	97,978	151,029	267,315	378,625
Cost of revenue
Total	441,898	485,190	1,309,867	1,289,464
Less partners’ interest and adjustments[1]	303,455	330,141	868,916	892,892
Granite’s interest	138,443	155,049	440,951	396,572
Granite’s interest in gross loss[2]	$(40,465)	$(4,020)	$(173,636)	$(17,947)

1 Partners’ interest and adjustments includes amounts to reconcile total revenue and total cost of revenue as reported by our partners to Granite’s interest adjusted to reflect our accounting policies and estimates primarily related to contract forecast differences.

2 While total revenue, Granite’s interest in revenue, total cost of revenue, and total net loss were correctly stated, Granite’s interest in cost of revenue, gross loss and net loss for the three and six months ended June 30, 2019 were misstated for the quarter ended June 30, 2019. Granite’s originally reported interest in cost of revenue, gross loss and net loss was: $144.0 million, $107.2 million and $106.3 million, respectively, for the three months ended June 30, 2019 and was $275.5 million, $106.2 million and $105.8 million, respectively, for the six months ended June 30, 2019. Granite’s interest in cost of revenue, gross loss and net loss should have been: $171.0 million, $134.2 million and $133.3 million, respectively, for the three months ended June 30, 2019 and $302.5 million, $133.2 million and $132.8 million, respectively, for the six months ended June 30, 2019. The misstatements did not impact the condensed consolidated balance sheet, statements of operations, statements of comprehensive loss or statements of shareholders’ equity in any period. However, the misstatements did result in a misclassification of $27.0 million within operating activities of the condensed consolidated statements of cash flows for the six months ended June 30, 2019 to equity in net loss from unconsolidated joint ventures from accrued expenses and other current liabilities, net. There was no impact to the net cash used in operating activities for the six months ended June 30, 2019. We assessed the materiality of the errors in accordance with the SEC’s Staff Accounting Bulletin 99 and concluded that the errors were not material to either of these previously issued financial statements. Accordingly, we will revise our previously issued financial statements prospectively to correct these errors.

During the three and nine months ended September 30, 2019, unconsolidated construction joint venture net losses were $(19.6) million and $(33.3) million, respectively, of which our share were net losses of $(40.2) million and $(173.0) million, respectively. During the three and nine months ended September 30, 2018, unconsolidated construction joint venture net losses were $(47.6) million and $(162.0) million, respectively, of which our share were net losses of $(3.1) million and $(16.3) million, respectively. The differences between our share of the joint venture net loss during 2018 and 2019 when compared to the joint venture net loss primarily resulted from differences between our estimated total revenue and cost of revenue when compared to that of our partners’ on four projects. The differences are due to timing differences from varying accounting policies and in public company quarterly reporting requirements. These joint venture net loss amounts exclude our corporate overhead required to manage the joint ventures and include taxes only to the extent the applicable states have joint venture level taxes.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

12.  Investments in Affiliates

Our investments in affiliates balance consists of equity method investments in the following types of entities:

(in thousands)	September 30, 2019	December 31, 2018	September 30, 2018
Foreign	$55,769	$55,715	$54,620
Real estate	17,670	19,676	20,930
Asphalt terminal	11,475	8,963	9,290
Total investments in affiliates	$84,914	$84,354	$84,840

The following table provides summarized balance sheet information for our affiliates accounted for under the equity method on a combined basis:

(in thousands)	September 30, 2019	December 31, 2018	September 30, 2018
Current assets	$140,487	$141,930	$138,887
Noncurrent assets	168,715	170,172	168,402
Total assets	309,202	312,102	307,289
Current liabilities	61,738	55,816	71,940
Long-term liabilities[1]	60,230	63,098	46,961
Total liabilities	121,968	118,914	118,901
Net assets	187,234	193,188	188,388
Granite’s share of net assets	$84,914	$84,354	$84,840

1 The balance primarily relates to debt associated with our real estate investments.

Of the $309.2 million in total assets as of September 30, 2019, we had investments in thirteen foreign entities with total assets ranging from $0.2 million to $69.0 million, three real estate entities with total assets ranging from $8.3 million to $43.2 million and the asphalt terminal entity had total assets of $32.5 million. We have direct and indirect investments in the foreign entities and our percent ownership ranged from 25.0% to 50.0% as of September 30, 2019. The equity method investments in real estate affiliates included $14.1 million, $16.3 million and $17.5 million in residential real estate in Texas as of September 30, 2019, December 31, 2018 and September 30, 2018, respectively. The remaining balances were in commercial real estate in Texas.

13.  Property and Equipment, net

Balances of major classes of assets and allowances for depreciation and depletion are included in property and equipment, net in the condensed consolidated balance sheets and were as follows:

(in thousands)	September 30, 2019	December 31, 2018	September 30, 2018
Equipment and vehicles	$949,577	$906,275	$917,186
Quarry property	185,792	180,246	180,004
Land and land improvements	134,543	142,271	138,875
Buildings and leasehold improvements	112,940	108,884	105,895
Office furniture and equipment	66,791	65,680	63,354
Property and equipment	1,449,643	1,403,356	1,405,314
Less: accumulated depreciation and depletion	906,847	853,668	844,696
Property and equipment, net	$542,796	$549,688	$560,618

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

14.  Long-Term Debt and Credit Arrangements

(in thousands)	September 30, 2019	December 31, 2018	September 30, 2018
Senior notes payable	$—	$40,000	$80,000
Credit Agreement term loan	140,625	146,250	148,125
Credit Agreement revolving credit loan	250,000	197,000	137,000
Convertible notes	—	—	69,659
Other	12,479	(845)	(1,062)
Total debt	403,104	382,405	433,722
Less current maturities	8,263	47,286	116,796
Total long-term debt	$394,841	$335,119	$316,926

The aggregate minimum principal maturities of long-term debt, including current maturities and excluding debt issuance costs, related to balances at September 30, 2019 are as follows: $2.1 million during the remainder of 2019; $8.4 million in 2020; $8.5 million in 2021; $8.5 million in 2022; $367.3 in 2023 and $8.9 million in 2024 and thereafter.

Senior Notes Payable

Senior notes payable as of  December 31, 2018 and September 30, 2018 of $40.0 million and $80.0 million, respectively, were due to a group of institutional holders and had an interest rate of 6.11% per annum (“2019 Notes”). As of December 31, 2018, all of the $40.0 million was included in current maturities of long-term debt on the condensed consolidated balance sheets. As of September 30, 2018, $40.0 million of the outstanding balance was included in each of current maturities of long-term debt and long-term debt in the condensed consolidated balance sheets. On July 29, 2019, we called and redeemed the $40.0 million outstanding balance which were originally due in December 2019.

Credit Agreement

Granite entered into the Third Amended and Restated Credit Agreement dated May 31, 2018. The credit agreement provided for a $150.0 million term loan, of which $140.6 million was outstanding on September 30, 2019, and a $350.0 million revolving credit facility. We entered into Amendment No. 1 to Third Amended and Restated Credit Agreement (as amended, the “Credit Agreement”) dated July 29, 2019 as discussed below.

The term loan requires that Granite repay 1.25% of the principal balance each quarter until the maturity date, at which point the remaining balance is due. As of each September 30, 2019, December 31, 2018 and September 30, 2018, $7.5 million of the term loan balance was included in current maturities of long-term debt on the condensed consolidated balance sheets and the remaining $133.1 million, $138.8 million and $140.6 million, respectively, was included in long-term debt.

As of September 30, 2019, the total stated amount of all issued and outstanding letters of credit under the Credit Agreement was $32.3 million. As of September 30, 2019, December 31, 2018 and  September 30, 2018, $250.0 million, $197.0 million and $137.0 million, respectively, was outstanding under the revolving credit facility. As of September 30, 2019, the total unused availability under the Credit Agreement was $67.7 million. The letters of credit will expire between October 2019 and June 2020.

Borrowings under the Credit Agreement bear interest at LIBOR or a base rate (at our option), plus an applicable margin based on the Consolidated Leverage Ratio (as defined in the Credit Agreement) calculated quarterly. The applicable margin was 2.00% for loans bearing interest based on LIBOR and 1.00% for loans bearing interest at the base rate at September 30, 2019. Accordingly, the effective interest rate using three-month LIBOR and base rate was 4.09% and 6.00%, respectively, at September 30, 2019 and we elected to use LIBOR for both the term loan and the revolving credit facility.

As of September 30, 2019, the conditions for the exercise of our right under Credit Agreement to have liens released were not satisfied.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Covenants and Events of Default

Our Credit Agreement requires us to comply with various affirmative, restrictive and financial covenants. Our failure to comply with any of these covenants, or to pay principal, interest or other amounts when due thereunder, would constitute an event of default under the Credit Agreement. As of September 30, 2019, we were compliant with the financial covenants contained in the Credit Agreement.

15.  Leases

We have leases for office and shop space, as well as for equipment primarily utilized in our construction projects. As of September 30, 2019, our lease contracts were classified as operating leases and had terms ranging from month-to-month to 29 years. As of September 30, 2019, our operating leases were included in ROU assets, accrued and other current liabilities and lease liabilities on our condensed consolidated balance sheets and were $70.5 million, $16.0 million and $56.7 million, respectively. As of September 30, 2019, we had no lease contracts that had not yet commenced but created significant rights and obligations.

Lease expense was $5.0 million and $13.9 million during the three and nine months ended September 30, 2019, which included operating lease costs related to short-term leases and variable lease costs.

As of September 30, 2019, our weighted-average remaining lease term was 6.0 years and the weighted-average discount rate was 3.99%.

As of September 30, 2019, the lease liability is equal to the present value of the remaining lease payments, discounted using the incremental borrowing rate on our secured debt using a single maturity discount rate as it is not materially different than the discount rates applied to each of the leases in the portfolio.

The following table summarizes our undiscounted lease liabilities outstanding as of September 30, 2019 (in thousands):

Remainder of 2019	$4,827
2020	18,886
2021	17,630
2022	15,489
2023	10,358
2024 through 2035	19,067
Total future minimum lease payments	$86,257
Less: imputed interest	13,554
Total	$72,703

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

16.  Weighted Average Shares Outstanding and Net Income (Loss) Per Share

The following table presents a reconciliation of the weighted average shares outstanding used in calculating basic and diluted net income (loss) per share as well as the calculation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Numerator (basic and diluted)
Net income (loss) allocated to common shareholders for basic calculation	$20,488	$55,672	$(111,922)	$35,864
Effect of dilutive convertible notes	—	296	—	—
Net income (loss) allocated to common shareholders for basic calculation	20,488	55,968	(111,922)	35,864
Denominator
Weighted average common shares outstanding, basic	46,788	46,308	46,771	42,443
Dilutive effect of RSUs and convertible notes [1]	382	1,502	—	467
Weighted average common shares outstanding, diluted	47,170	47,810	46,771	42,910
Net income (loss) per share, basic	$0.44	$1.20	$(2.39)	$0.84
Net income (loss) per share, diluted	$0.43	$1.17	$(2.39)	$0.84

1 Due to the net loss for the nine months ended September 30, 2019, RSUs representing approximately 393,000 shares have been excluded from the number of shares used in calculating diluted net loss per share, as their inclusion would be antidilutive.

2 Weighted average shares of approximately 1.1 million have been included in the number of shares used in calculating diluted net income per share for the three months ended September 30, 2018 based on the assumption that the 8% Convertible Notes were converted to Granite shares as of July 1, 2018 through their conversion on August 15, 2018. The shares have been excluded from the nine months ended September 30, 2018 as their inclusion would be antidilutive.

17. Income Taxes

The following table presents the provision for (benefit from) income taxes for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Provision for (benefit from) income taxes	$3,474	$8,692	$(37,451)	$7,357
Effective tax rate	13.7%	12.8%	26.6%	14.5%

Our effective tax rate remained relatively unchanged for the three months ended September 30, 2019 when compared to the same period in 2018 due to the impact of discrete items relative to income (loss) before provision for (benefit from) income taxes. Our effective tax rate increased to 26.6% for the nine months ended September 30, 2019 from 14.5% when compared to the same period in 2018.  This change was primarily due to a $37.0 million discrete tax benefit recorded in 2019 on the decrease to project profitability as it relates to four legacy, unconsolidated heavy civil joint venture projects compared to a net $3.5 million discrete tax benefit recorded in 2018 due to adjustments to provisional amounts related to the U.S. Tax Cuts and Jobs Act of 2017 which was partially offset by a discrete tax expense on one-time nondeductible acquisition and integration expenses

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

18.  Legal Proceedings

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

Liabilities relating to legal proceedings and government inquiries, to the extent that we have concluded such liabilities are probable and the amounts of such liabilities are reasonably estimable, are recorded in our condensed consolidated balance sheets. The aggregate liabilities recorded as of September 30, 2019, December 31, 2018 and September 30, 2018 related to these matters were immaterial. The aggregate range of possible loss related to (i) matters considered reasonably possible, and (ii) reasonably possible amounts in excess of accrued losses recorded for probable loss contingencies, including those related to liquidated damages, could have a material impact on our consolidated financial statements if they become probable and the reasonably estimable amount is determined.

On August 13, 2019, a putative securities class action was filed in the United States District Court for the Northern District of California against the Company, James H. Roberts, our President and Chief Executive Officer, and Jigisha Desai, our Senior Vice President and Chief Financial Officer. The complaint is brought on behalf of an alleged class of persons or entities that acquired our common stock between October 26, 2018 and August 1, 2019, and alleges claims arising under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The complaint seeks damages based on allegations that in the Company’s SEC filings the defendants made false and/or misleading statements and failed to disclose material adverse facts about the Company’s business, operations and prospects. We are in the preliminary stages of reviewing the allegations made in the complaint and, as a result, we cannot predict the outcome or consequences of this case, which we intend to defend vigorously.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

19.  Business Segment Information

Summarized segment information is as follows (in thousands):

Three Months Ended September 30,

	Transportation	Water	Specialty	Materials	Total
2019
Total revenue from reportable segments	$598,646	$135,908	$224,457	$210,216	$1,169,227
Elimination of intersegment revenue	—	—	—	(81,117)	(81,117)
Revenue from external customers	598,646	135,908	224,457	129,099	1,088,110
Gross profit	13,633	15,030	38,299	24,470	91,432
Depreciation, depletion and amortization	4,096	9,272	7,747	6,784	27,899

2018
Total revenue from reportable segments	$610,847	$124,292	$190,836	$194,586	$1,120,561
Elimination of intersegment revenue	—	—	—	(64,970)	(64,970)
Revenue from external customers	610,847	124,292	190,836	129,616	1,055,591
Gross profit	70,976	24,103	28,099	21,313	144,491
Depreciation, depletion and amortization	7,592	11,191	7,569	6,496	32,848

Nine Months Ended September 30,

	Transportation	Water	Specialty	Materials	Total
2019
Total revenue from reportable segments	$1,340,834	$347,994	$540,234	$402,459	$2,631,521
Elimination of intersegment revenue	—	—	—	(134,070)	(134,070)
Revenue from external customers	1,340,834	347,994	540,234	268,389	2,497,451
Gross (loss) profit	(64,996)	34,412	75,376	34,714	79,506
Depreciation, depletion and amortization	12,581	31,259	21,960	18,417	84,217
Segment assets	314,361	294,211	140,192	367,944	1,116,708

2018
Total revenue from reportable segments	$1,472,703	$215,951	$461,149	$392,633	$2,542,436
Elimination of intersegment revenue	—	—	—	(116,347)	(116,347)
Revenue from external customers	1,472,703	215,951	461,149	276,286	2,426,089
Gross profit	138,401	41,117	65,311	36,314	281,143
Depreciation, depletion and amortization	17,920	16,075	18,908	17,980	70,883
Segment assets	394,981	308,964	150,437	375,016	1,229,398

A reconciliation of segment gross profit to consolidated income (loss) before provision for (benefit from) income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Total gross profit from reportable segments	$91,432	$144,491	$79,506	$281,143
Selling, general and administrative expenses	73,424	70,769	224,577	193,337
Acquisition and integration expenses	2,744	9,334	15,244	44,030
Gain on sales of property and equipment	(7,101)	(3,018)	(13,936)	(5,066)
Total other income	(3,022)	(383)	(5,799)	(1,869)
Income (loss) before provision for (benefit from) income taxes	$25,387	$67,789	$(140,580)	$50,711

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Disclosure

From time to time, Granite makes certain comments and disclosures in reports and statements, including in this Quarterly Report on Form 10-Q, or statements made by its officers or directors, that are not based on historical facts, including statements regarding future events, occurrences, circumstances, strategy, activities, performance, outlook, outcomes, guidance, capital expenditures, backlog, and results, that may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by words such as “future,” “outlook,” “assumes,” “believes,” “expects,” “estimates,” “anticipates,” “intends,” “plans,” “appears,” “may,” “will,” “should,” “could,” “would,” “continue,” and the negatives thereof or other comparable terminology or by the context in which they are made. In addition, other written or oral statements that constitute forward-looking statements have been made and may in the future be made by or on behalf of Granite. These forward-looking statements are estimates reflecting the best judgment of senior management and reflect our current expectations regarding future events, occurrences, circumstances, strategy, activities, performance, outlook, outcomes, guidance, capital expenditures, backlog, and results. These expectations may or may not be realized. Some of these expectations may be based on beliefs, assumptions or estimates that may prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, which could result in our expectations not being realized or otherwise materially affect our business, financial condition, results of operations, cash flows and liquidity. Such risks and uncertainties include, but are not limited to, those more specifically described in our Annual Report on Form 10-K under “Item 1A. Risk Factors and in this Quarterly Report Form 10-Q under "Item 1A. Risk Factors.” Due to the inherent risks and uncertainties associated with our forward-looking statements, the reader is cautioned not to place undue reliance on them. The reader is also cautioned that the forward-looking statements contained herein speak only as of the date of this Quarterly Report on Form 10-Q and, except as required by law, we undertake no obligation to revise or update any forward-looking statements for any reason.

Overview

We are one of the largest diversified infrastructure companies in the United States, engaged in heavy-civil infrastructure projects including the construction of streets, roads, highways, mass transit facilities, airport infrastructure, bridges, trenchless and underground utilities, power-related facilities, water-related facilities, well drilling, utilities, tunnels, dams and other infrastructure-related projects, site preparation, mining services, and infrastructure services for residential development, energy development, commercial and industrial sites, and other facilities, as well as construction management professional services. We have four reportable business segments: Transportation, Water, Specialty and Materials (see Note 19 of “Notes to the Condensed Consolidated Financial Statements”). In addition to business segments, we review our business by operating groups. Our operating groups are California, Federal, Heavy Civil, Northwest, Midwest and Water and Mineral Services.

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

Current Economic Environment and Outlook

Granite, America’s Infrastructure Company, provides solutions to the Transportation, Water, Specialty and Materials end-markets. We are one of the largest diversified construction and construction materials companies in the United States and are positioned to leverage opportunities across end markets and geographies. As we execute our strategy, we remain committed to creating consistent value for Granite’s stakeholders.

Through May of this year, we experienced inclement weather across most of the U.S. which negatively impacted our operations. Beginning in June, weather improved for much of the U.S., and our teams have been working through our strong backlog. The Company’s continued focus on bidding discipline and end-market diversification positions the Company well, with solid contract backlog of $3.6 billion and an additional $1.0 billion of construction manager/general contractor and alternative procurement projects. We expect the additional $1.0 billion of construction manager/general contractor and alternative procurement projects to enter backlog as task orders are issued this year, and in future years. As of September 30, 2019, our Committed and Awarded Projects (“CAP”) totaled nearly $4.6 billion and comprises an increasingly strategic portfolio of stored energy for the Company. Public and private market demand remains robust across Granite’s end markets. Private-market activity is a key growth and diversification driver across our business, particularly in our Specialty segment, spurring expansion in our mining, site development and power sectors. Public infrastructure investment is growing at state, regional, and local levels, and this multi-year public-spending investment will benefit our Transportation, Water and Materials segments. It also provides our industry with steady visibility into funding.

At the National level, while we have not seen recent movement on the federal infrastructure initiative to provide a permanent revenue solution for the federal Highway Trust Fund, the Fixing America’s Surface Transportation (“FAST”) Act remains a stabilizing force for transportation markets. The federal government is providing smaller, targeted funding, as is illustrated by the September 2019 U.S. Department of Transportation announcement of an emergency relief fund totaling $871.2 million for roads and bridges impacted by severe weather events. At the state level, 31 states and the District of Colombia have enacted legislation to increase their state motor fuel taxes since 2013, with some states including annual fuel tax indexing provisions. This includes California’s 10-year, $54.2 billion Senate Bill 1 (SB-1), the Road Repair and Accountability Act of 2017. SB-1 continues to spur increased bidding and project lettings where we have seen a meaningful increase of award value when compared to the same prior year period. Other state and local-led program expansions, coupled with Federal and private-sector stability, are key contributors to robust market activity and multi-year funding visibility.

Market demand remains strong in the water-related construction, water resources and wastewater rehabilitation markets. Here, market and funding dynamics position our legacy and acquired businesses included in the Water segment for significant growth. Across the Water segment’s end markets, states and municipal water authorities weigh options for overdue water and wastewater infrastructure investment. For our wastewater rehabilitation business, this includes potential awards for infrastructure improvements mandated through consent decrees issued by municipalities. At the federal level, Congress approved the America’s Water Infrastructure Act of 2018, which includes $4.4 billion for the Environmental Protection Agency's drinking water program. This legislation also creates the Water Resources Development Act, which authorizes $3.7 billion of federal funds for U.S. Army Corps of Engineers' flood-protection and other projects.

The Company announced this quarter that it has completed its strategic review of the Heavy Civil operating group and that it is taking additional steps to reduce risk and exposure to large, complex projects where the trend has been for risks that are difficult to mitigate in the current contracting environment. The historical industry pricing and associated risk for this type of work does not align with the Company’s stakeholder expectations. Under a new management team, we will narrow the footprint of our Heavy Civil operating group and align our Heavy Civil Group and Construction and Materials operations teams across the Transportation segment. This expands the opportunity to align the Heavy Civil group processes more closely with our successful vertically integrated construction and materials model. Our focus will be to pursue opportunities in markets where Granite’s presence, capabilities and resources provide strategic advantages.

Granite continues to emphasize lower-risk, smaller-scope projects, particularly negotiated work, construction management/general contractor, construction management at-risk and other best-value procurement methods. Across end-markets, our focus on bottom and top-line improvement continues to emphasize managing risks and pricing appropriately for the complex skills and resources required to build America’s infrastructure projects. We are focused on pursuing and executing work with appropriate returns relative to risks for Granite’s stakeholders.

Results of Operations

Our operations are typically affected more by weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability. Therefore, the results of operations of a given quarter are not indicative of the results to be expected for the full year.

The following table presents a financial summary for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Total revenue	$1,088,110	$1,055,591	$2,497,451	$2,426,089
Gross profit	91,432	144,491	79,506	281,143
Selling, general and administrative expenses	73,424	70,769	224,577	193,337
Acquisition and integration expenses	2,744	9,334	15,244	44,030
Operating income (loss)	22,365	67,406	(146,379)	48,842
Total other income	(3,022)	(383)	(5,799)	(1,869)
Amount attributable to non-controlling interests	(1,425)	(3,425)	(8,793)	(7,490)
Net income (loss) attributable to Granite Construction Incorporated	20,488	55,672	(111,922)	35,864

Revenue

Total Revenue by Segment

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2019		2018		2019		2018
Transportation	$598,646	55.0%	$610,847	57.8%	$1,340,834	53.8%	$1,472,703	60.7%
Water	135,908	12.5	124,292	11.8	347,994	13.9	215,951	8.9
Specialty	224,457	20.6	190,836	18.1	540,234	21.6	461,149	19.0
Materials	129,099	11.9	129,616	12.3	268,389	10.7	276,286	11.4
Total	$1,088,110	100.0%	$1,055,591	100.0%	$2,497,451	100.0%	$2,426,089	100.0%

Transportation Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2019		2018		2019		2018
California	$197,057	32.9%	$180,163	29.5%	$404,981	30.2%	$453,077	30.8%
Federal	56	—	69	—	133	—	427	—
Heavy Civil	162,608	27.2	224,560	36.8	434,588	32.4	596,022	40.5
Midwest	27,359	4.6	23,346	3.8	73,555	5.5	61,801	4.2
Northwest	211,566	35.3	182,709	29.9	427,577	31.9	361,376	24.5
Total	$598,646	100.0%	$610,847	100.0%	$1,340,834	100.0%	$1,472,703	100.0%

Transportation revenue for the three and nine months ended September 30, 2019 decreased $12.2 million, or 2.0%, and $131.9 million, or 9.0%, respectively, when compared to 2018 primarily due to a decrease in the Heavy Civil operating group from revisions in estimates  (see Note 4 of “Notes to the Condensed Consolidated Financial Statements” for more information) and in the California operating group from unfavorable weather during the first half of 2019, partially offset by increases in the Northwest operating group from beginning the year with higher contract backlog as well as progress on existing projects. During the three and nine months ended September 30, 2019 and 2018 the majority of revenue earned in the Transportation segment was from the public sector.

Water Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2019		2018		2019		2018
California	$10,390	7.7%	$12,119	9.8%	$14,390	4.1%	$45,711	21.2%
Federal	155	0.1	480	0.4	1,034	0.3	1,598	0.7
Heavy Civil	2,159	1.6	5,511	4.4	10,074	2.9	15,211	7.0
Midwest	39	—	194	0.2	123	—	1,710	0.8
Northwest	1,095	0.8	877	0.7	3,675	1.1	3,268	1.5
Water and Mineral Services	122,070	89.8	105,111	84.5	318,698	91.6	148,453	68.8
Total	$135,908	100.0%	$124,292	100.0%	$347,994	100.0%	$215,951	100.0%

Water revenue for the three and nine months ended September 30, 2019 increased by $11.6 million, or 9.3%, and $132.0 million, or 61.1%, respectively, when compared to 2018 primarily due to increases in the Water and Mineral Services operating group due to progress on existing projects for the three months ended September 30, 2019. The acquisitions of Layne and LiquiForce in the second quarter of 2018 also contributed to the increases during the nine months ended September 30, 2019, which were partially offset by decreases in the California operating group from unfavorable weather conditions during 2019. During the three and nine months ended September 30, 2019 and 2018 the majority of revenue earned in the Water segment was from the public sector.

Specialty Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2019		2018		2019		2018
California	$60,791	27.1%	$31,713	16.6%	$135,928	25.1%	$104,914	22.8%
Federal	23,973	10.7	13,363	7.0	57,698	10.7	27,620	6.0
Midwest	45,415	20.2	65,513	34.3	120,885	22.4	180,425	39.0
Northwest	70,753	31.5	46,752	24.5	151,621	28.1	114,695	24.9
Water and Mineral Services	23,525	10.5	33,495	17.6	74,102	13.7	33,495	7.3
Total	$224,457	100.0%	$190,836	100.0%	$540,234	100.0%	$461,149	100.0%

Specialty revenue for the three and nine months ended September 30, 2019 increased $33.6 million, or 17.6%, and $79.1 million, or 17.1%, respectively, when compared to 2018 primarily due to increases in the California, Federal and Northwest operating groups from beginning the periods with higher contract backlog, progress on existing projects and from new awards in 2019 partially offset by decreases in the Midwest operating group from beginning the periods with lower contract backlog. In addition, revenue for the nine months ended September 30, 2019 increased in the Water and Mineral Services operating group as a result of our acquisition of Layne. During the three and nine months ended September 30, 2019 and 2018 revenue earned in the Specialty segment was from both the public and private sectors.

Materials Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2019		2018		2019		2018
California	$71,251	55.2%	$74,065	57.2%	$145,278	54.1%	$162,247	58.7%
Northwest	51,662	40.0	46,935	36.2	107,040	39.9	103,290	37.4
Water and Mineral Services	6,186	4.8	8,616	6.6	16,071	6.0	10,749	3.9
Total	$129,099	100.0%	$129,616	100.0%	$268,389	100.0%	$276,286	100.0%

Materials revenue for the three months ended September 30, 2019 remained relatively unchanged and decreased by $7.9 million, or 2.9%, for the nine months ended September 30, 2019 when compared to 2018 primarily due to the decreases in the California operating group from reduced volume due to unfavorable weather conditions in the first half of the year partially offset by increases in the Water and Mineral Services operating group as a result of our acquisition of Layne.

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

Total Contract Backlog by Segment

(dollars in thousands)	September 30, 2019		June 30, 2019		September 30, 2018
Transportation	$2,653,799	72.8%	$2,939,727	77.0%	$2,311,712	71.3%
Water	244,857	6.7	318,111	8.3	364,772	11.3
Specialty	746,562	20.5	559,264	14.7	564,651	17.4
Total	$3,645,218	100.0%	$3,817,102	100.0%	$3,241,135	100.0%

Transportation Contract Backlog

(dollars in thousands)	September 30, 2019		June 30, 2019		September 30, 2018
Unearned revenue	$2,628,575	99.0%	$2,921,437	99.4%	$2,311,712	100.0%
Other awards[1]	25,224	1.0	18,290	0.6	—	—
Total	$2,653,799	100.0%	$2,939,727	100.0%	$2,311,712	100.0%

1 Other awards include unissued task orders and unexercised contract options to the extent their issuance or exercise is probable as well as contract awards to the extent we believe contract execution and funding is probable.

(dollars in thousands)	September 30, 2019		June 30, 2019		September 30, 2018
California	$546,438	20.6%	$594,545	20.2%	$296,640	12.8%
Federal	14,699	0.6	80	—	139	—
Heavy Civil	1,595,092	60.1	1,751,819	59.6	1,654,053	71.6
Midwest	221,480	8.3	204,749	7.0	91,182	3.9
Northwest	276,090	10.4	388,534	13.2	269,698	11.7
Total	$2,653,799	100.0%	$2,939,727	100.0%	$2,311,712	100.0%

Transportation contract backlog of $2.7 billion at September 30, 2019 was $285.9 million, or 9.7%, lower than at June 30, 2019 primarily due to progress on existing projects partially offset by increases from new awards. Significant new awards during the three months ended September 30, 2019 included a $37 million interstate expansion project in Wisconsin and a $20 million runway rehabilitation project in Washington. As noted in the Current Economic Environment and Outlook section above, the $1.0 billion in project wins that are not yet included in our contract backlog are expected to be added to Transportation segment contract backlog this year, and in future years.

Non-controlling partners’ share of Transportation contract backlog as of September 30, 2019, June 30, 2019 and September 30, 2018 was $179.3 million, $195.1 million and $191.5 million, respectively.

Four contracts in our Transportation segment had total forecasted losses with remaining revenue of $298.8 million, or 11.3%, of Transportation contract backlog at September 30, 2019.

Water Contract Backlog

(dollars in thousands)	September 30, 2019		June 30, 2019		September 30, 2018
Unearned revenue	$231,551	94.6%	$253,418	79.7%	$250,157	68.6%
Other awards[1]	13,306	5.4	64,693	20.3	114,615	31.4
Total	$244,857	100.0%	$318,111	100.0%	$364,772	100.0%

1Other awards include unissued task orders and unexercised contract options to the extent their issuance or exercise is probable as well as contract awards to the extent we believe contract execution and funding is probable.

(dollars in thousands)	September 30, 2019		June 30, 2019		September 30, 2018
California	$19,593	8.0%	$14,382	4.5%	$11,308	3.1%
Federal	1,181	0.5	1,350	0.4	2,688	0.8
Heavy Civil	48,952	20.0	51,229	16.1	24,215	6.6
Midwest	70	—	110	—	404	0.1
Northwest	1,880	0.8	710	0.2	10	—
Water and Mineral Services	173,181	70.7	250,330	78.8	326,147	89.4
Total	$244,857	100.0%	$318,111	100.0%	$364,772	100.0%

Water contract backlog of $244.9 million as of September 30, 2019 was $73.3 million, or 23.0%, lower than at June 30, 2019. The decrease in Water and Mineral Services operating group due to progress on existing projects was partially offset by increases in the California operating group due to new awards during the three months ended September 30, 2019.

Specialty Contract Backlog

(dollars in thousands)	September 30, 2019		June 30, 2019		September 30, 2018
Unearned revenue	$733,075	98.2%	$517,457	92.5%	$501,556	88.8%
Other awards[1]	13,487	1.8	41,807	7.5	63,095	11.2
Total	$746,562	100.0%	$559,264	100.0%	$564,651	100.0%

1Other awards include unissued task orders and unexercised contract options to the extent their issuance or exercise is probable as well as contract awards to the extent we believe contract execution and funding is probable.

(dollars in thousands)	September 30, 2019		June 30, 2019		September 30, 2018
California	$103,263	14.0%	$127,930	22.9%	$74,672	13.2%
Federal	177,686	23.8	146,516	26.2	138,020	24.4
Heavy Civil	245,478	32.9	—	—	—	—
Midwest	145,176	19.3	182,911	32.7	280,327	49.7
Northwest	74,959	10.0	101,907	18.2	71,632	12.7
Total	$746,562	100.0%	$559,264	100.0%	$564,651	100.0%

Specialty contract backlog of $746.6 million as of September 30, 2019 was $187.3 million, or 33.5%, higher than at June 30, 2019 due to increases in the Heavy Civil and Federal operating groups from increased success rate on bidding activity partially offset by decreases in the California, Northwest and Midwest operating groups from progress on existing projects. Significant new awards during the three months ended September 30, 2019 included a $22 million site development project and a $10 million airfield improvement project in California.

Non-controlling partners’ share of Specialty contract backlog as of September 30, 2019, June 30, 2019 and September 30, 2018 was $99.5 million, $93.6 million and $133.4 million, respectively.

Gross Profit (Loss)

The following table presents gross profit (loss) by business segment for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Transportation	$13,633	$70,976	$(64,996)	$138,401
Percent of segment revenue	2.3%	11.6%	(4.8)%	9.4%
Water	15,030	24,103	34,412	41,117
Percent of segment revenue	11.1	19.4	9.9	19.0
Specialty	38,299	28,099	75,376	65,311
Percent of segment revenue	17.1	14.7	14.0	14.2
Materials	24,470	21,313	34,714	36,314
Percent of segment revenue	19.0	16.4	12.9	13.1
Total gross profit	$91,432	$144,491	$79,506	$281,143
Percent of total revenue	8.4%	13.7%	3.2%	11.6%

Transportation gross profit (loss) for the three and nine months ended September 30, 2019 decreased by $57.3 million, or 80.8%, and $203.4 million, or over 100%, respectively, when compared to 2018 primarily due to an increase in negative net impact from revisions in estimates in our Heavy Civil operating group (See Note 4 of “Notes to the Condensed Consolidated Financial Statements”).

Water gross profit for the three and nine months ended September 30, 2019 decreased by $9.1 million, or 37.6%, and $6.7 million, or 16.3%, respectively, when compared to 2018. Gross profit as a percentage of segment revenue for the three and nine months ended September 30, 2019 decreased to 11.1% from 19.4% and to 9.9% from 19.0%, respectively, when compared to 2018. Decreases were primarily due to decreased revenue volume in our California operating group due to unfavorable weather, from emergency work performed in early 2018 that was not repeated in 2019 and an increase in negative net impact from revisions in estimates for the three months ended September 30, 2019 in our Water and Mineral Services operating group (See Note 4 of “Notes to the Condensed Consolidated Financial Statements”).

Specialty gross profit for the three and nine months ended September 30, 2019 increased by $10.2 million, or 36.3%, and $10.1 million, or 15.4%, respectively, when compared to 2018 primarily due to increased revenue volume.

Materials gross profit for the three months ended September 30, 2019 increased by $3.2 million, or 14.8%, when compared to 2018 due to increased revenue volume in our Northwest operating group and decreased by $1.6 million, or 4.4%, for the nine months ended September 30, 2019 due to decreased revenue in the California operating group from unfavorable weather conditions.

Selling, General and Administrative Expenses

The following table presents the components of selling, general and administrative expenses for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Selling
Salaries and related expenses	$14,842	$14,967	$47,296	$42,778
Restricted stock unit amortization	232	451	1,578	2,235
Other selling expenses	2,694	3,042	9,786	10,924
Total selling	17,768	18,460	58,660	55,937
General and administrative
Salaries and related expenses	27,073	26,099	78,682	66,791
Restricted stock unit amortization	739	1,065	6,218	9,418
Other general and administrative expenses	27,844	25,145	81,017	61,191
Total general and administrative	55,656	52,309	165,917	137,400
Total selling, general and administrative	$73,424	$70,769	$224,577	$193,337
Percent of revenue	6.7%	6.7%	9.0%	8.0%

Selling, general and administrative expenses for the three and nine months ended September 30, 2019 increased $2.7 million, or 3.8%, and $31.2 million, or 16.2%, respectively, when compared to 2018. Selling, general and administrative expenses as a percent of revenue for the three months ended September 30, 2019 remained unchanged and increased to 9.0% from 8.0% for the nine months ended September 30, 2019 when compared to 2018.

Selling Expenses

Selling expenses include the costs for estimating and bidding, business development and materials facility permits. Selling expenses can vary depending on the volume of projects in process and the number of employees assigned to estimating and bidding activities. As projects are completed or the volume of work slows down, we temporarily redeploy project employees to bid on new projects, moving their salaries and related costs from cost of revenue to selling expenses. Selling expenses were relatively flat during the three months ended September 30, 2019 and increased $2.7 million, or 4.9%, during the nine months ended September 30, 2019 when compared to 2018 primarily due to the increase in salaries and related expenses as a result of our acquisitions of Layne and LiquiForce.

General and Administrative Expenses

General and administrative expenses include costs related to our operational offices that are not allocated to direct contract costs and expenses related to our corporate functions. Other general and administrative expenses include travel and entertainment, outside services, information technology, depreciation, occupancy, training, office supplies, changes in the fair market value of our Non-Qualified Deferred Compensation plan liability and other miscellaneous expenses. Total general and administrative expenses during the three and nine months ended September 30, 2019 increased $3.3 million, or 6.4%, and $28.5 million, or 20.8%, respectively, when compared to 2018 due to an increase in other general and administrative expenses from a change in the fair market value of our Non-Qualified Deferred Compensation plan liability, which is offset in other income, net, as well as increases during the nine months ended September 30, 2019 in salaries and other general and administrative expenses primarily as a result of our acquisitions of Layne and LiquiForce.

Acquisition and Integration expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Acquisition and integration expenses	$2,744	$9,334	$15,244	$44,030

These costs were primarily associated with the acquisition and integration of Layne and LiquiForce and decreased during the three and nine months ended September 30, 2019 when compared to the same periods in 2018 due to a reduction in acquisition expenses as 2019 expenses are primarily related to integration.

Income Taxes

The following table presents the provision for (benefit from) income taxes for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Provision for (benefit from) income taxes	$3,474	$8,692	$(37,451)	$7,357
Effective tax rate	13.7%	12.8%	26.6%	14.5%

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

Liquidity and Capital Resources

The timing differences between our cash inflows and outflows require us to maintain adequate levels of working capital. We believe our cash and cash equivalents, short-term investments, available borrowing capacity and cash expected to be generated from operations will be sufficient to meet our expected working capital needs, capital expenditures, financial commitments, cash dividend payments, and other liquidity requirements associated with our existing operations for the next twelve months. To provide capital needs to fund growth opportunities, either internal or generated through acquisitions, we maintain a collateralized credit facility that consists of a term loan and a revolving credit facility with an original value of $500.0 million, of which $67.7 million was available for borrowing under the revolving credit facility at September 30, 2019 and an uncommitted option to increase the facility by $200.0 million subject to the lenders providing the additional commitments. See Note 14 of “Notes to the Condensed Consolidated Financial Statements” for definitions and further discussion regarding our 2019 Notes and Credit Agreement. If we experience a prolonged change in our business operating results or make a significant acquisition, we may need additional sources of financing, which, even if available, may be limited by the terms of our existing debt covenants, or may require the amendment of our existing debt agreements. There can be no assurance that sufficient capital will continue to be available in the future or that it will be available on terms acceptable to us.

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

The following table presents our cash, cash equivalents and marketable securities, including amounts from our consolidated construction joint ventures (“CCJVs”), as of the respective dates:

(in thousands)	September 30, 2019	December 31, 2018	September 30, 2018
Cash and cash equivalents excluding CCJVs	$106,803	$140,839	$105,094
CCJV cash and cash equivalents[1]	77,870	131,965	125,165
Total consolidated cash and cash equivalents	184,673	272,804	230,259
Short-term and long-term marketable securities[2]	47,918	66,100	81,103
Total cash, cash equivalents and marketable securities	$232,591	$338,904	$311,362

1 The volume and stage of completion of contracts from our CCJVs may cause fluctuations in joint venture cash and cash equivalents between periods. These funds generally are not available for the working capital or other liquidity needs of Granite until distributed.

2 See Note 9 of “Notes to the Condensed Consolidated Financial Statements” for the composition of our marketable securities.

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

Granite’s portion of CCJV cash and cash equivalents was $44.4 million, $75.5 million and $72.0 million as of September 30, 2019, December 31, 2018 and September 30, 2018, respectively. Excluded from the table above is Granite’s portion of unconsolidated construction joint venture cash and cash equivalents of $70.5 million, $68.3 million and $75.2 million as of September 30, 2019, December 31, 2018 and September 30, 2018, respectively. The assets of each consolidated and unconsolidated construction joint venture relate solely to that joint venture. The decision to distribute joint venture assets must generally be made jointly by a majority of the members and, accordingly, these assets, including those associated with estimated cost recovery of customer affirmative claims and back charge claims, are generally not available for the working capital needs of Granite until distributed.

Our principal uses of liquidity are paying the costs and expenses associated with our operations, servicing outstanding indebtedness, making capital expenditures and paying dividends on our capital stock. We may also from time to time prepay or repurchase outstanding indebtedness and acquire assets or businesses that are complementary to our operations.

Cash Flows

	Nine Months Ended September 30,
(in thousands)	2019	2018
Net cash (used in) provided by:
Operating activities	$(26,498)	$14,743
Investing activities	(45,208)	(81,313)
Financing activities	(16,592)	68,717

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

Cash used in operating activities of $26.5 million for the nine months ended September 30, 2019 represents a $41.2 million decrease when compared to 2018. The change was primarily due to a $22.6 million decrease in cash provided by net loss after adjusting for non-cash items and a $33.5 million increase in cash used in working capital primarily due to increases from CCJVs, partially offset by $14.9 million decrease in net contributions to unconsolidated joint ventures and affiliates.

Cash used in investing activities of $45.2 million for the nine months ended September 30, 2019 represents a $36.1 million decrease when compared to 2018. The change was primarily due to cash paid for the Layne and LiquiForce acquisitions in 2018 in addition to a decrease in purchases, net of sales proceeds, of property and equipment (see Capital Expenditures discussion below) partially offset by a decrease in maturities, net of purchases, of marketable securities.

Cash used in financing activities of $16.6 million for the nine months ended September 30, 2019 represents a $85.3 million increase when compared to 2018. The change was primarily due to an increase in payments on the revolving credit facility during 2019 and a decrease in proceeds from long term debt associated with $105.0 million revolving credit facility draws that were made to fund portions of the Layne and LiquiForce acquisitions in 2018.

Capital Expenditures

During the nine months ended September 30, 2019, we had capital expenditures of $83.3 million compared to $86.1 million during 2018. Major capital expenditures are typically for aggregate and asphalt production facilities, aggregate reserves, construction equipment, buildings and leasehold improvements and investments in our information technology systems. The timing and amount of such expenditures can vary based on the progress of planned capital projects, the type and size of construction projects, changes in business outlook and other factors. We currently anticipate 2019 capital expenditures to be between $90.0 million and $100.0 million for the full year.

Derivatives

We recognize derivative instruments as either assets or liabilities in the condensed consolidated balance sheets at fair value using Level 2 inputs. See Note 10 to “Notes to the Condensed Consolidated Financial Statements” for further information.

Surety Bonds and Real Estate Mortgages

We are generally required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At September 30, 2019, approximately $3.1 billion of our contract backlog was bonded. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds after the owner accepts the work performed under contract. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.

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

Covenants and Events of Default

Our Credit Agreement requires us to comply with various affirmative, restrictive and financial covenants. Our failure to comply with any of these covenants, or to pay principal, interest or other amounts when due thereunder, would constitute an event of default under the Credit Agreement. As of September 30, 2019, we were compliant with the financial covenants contained in the Credit Agreement. We called and redeemed the $40.0 million outstanding balance of the 2019 Notes on July 29, 2019 which were originally due in December 2019.

Share Repurchase Program

As announced on April 29, 2016, on April 7, 2016, the Board of Directors authorized us to repurchase up to $200.0 million of our common stock at management’s discretion, which replaced the former authorization including the amount available. As part of this authorization we have established a plan to facilitate common stock repurchases. During the third quarter of 2019, we purchased approximately 100,000 shares at an average price of $29.10 per share for $2.9 million.

As of September 30, 2019, $187.1 million of the authorization remained available. The specific timing and amount of any future repurchases will vary based on market conditions, securities law limitations and other factors.

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

Evaluation of Disclosure Control and Procedures

Our management carried out, as of September 30, 2019, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2019,there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The description of the matters set forth in Part I, Item 1 of this Report under Note 18 of “Notes to the Condensed Consolidated Financial Statements” is incorporated herein by reference.

Item 1A.	RISK FACTORS

Except as set forth below, there has been no material changes to the risk factors previously disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018:

We are involved in lawsuits and legal proceedings in the ordinary course of our business and may in the future be subject to other litigation and legal proceedings, and, if any of these are resolved adversely against us, it could harm our business, financial condition and results of operations.

Any litigation or other legal proceedings could result in an unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines, or we may decide to settle lawsuits on similarly unfavorable terms, either of which could adversely affect our business, financial conditions and results of operations. We could also suffer an adverse impact on our reputation and a diversion of management’s attention and resources, which could have a material adverse effect on our business, financial condition and results of operations.

Our financial position could be impacted by worse than anticipated results in our Heavy Civil operating group.

We completed our previously announced strategic review of our Heavy Civil operating group and have taken actions that we believe will be beneficial to us and our stockholders. However, the results of our planned actions, and the timing of expected benefits, remain uncertain. In addition, it is possible that we may elect to undertake additional actions related  to our Heavy Civil operating group. Our results of operations, cash flows and liquidity could be materially impacted by underperformance in our Heavy Civil operating group.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended September 30, 2019:

Period	Total number of shares purchased[1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs[2]
July 1, 2019 through July 31, 2019	951	$43.35	—	$190,000,029
August 1, 2019 through August 31, 2019	168	$32.39	100,000	$187,090,044
September 1, 2019 through September 30, 2019	356	$32.82	—	$187,090,044
	1,475	$39.56	100,000

1 The number of shares purchased is in connection with employee tax withholding for restricted stock units vested under our 2012 Equity Incentive Plan.

2 As announced on April 29, 2016, on April 7, 2016, the Board of Directors authorized us to repurchase up to $200.0 million of our common stock at management’s discretion, which replaced the former authorization including the amount available. As part of this authorization we have established a share repurchase program to facilitate common stock repurchases. During the third quarter of 2019, we purchased approximately 100,000 shares at an average price of $29.10 per share for $2.9 million. The specific timing and amount of any future repurchases will vary based on market conditions, securities law limitations and other factors.

Item 4.	MINE SAFETY DISCLOSURES

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17CFR 229.104) is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

Item 6.	EXHIBITS

10.1	†

Amendment No 1 to Third Amended and Restated Credit Agreement, dated July 29, 2019, by and among the Company, Granite Construction Company, and GILC Incorporated, as borrowers, Bank of America, N.A., as Administrative Agent, and the lenders party thereto [Exhibit 10.1 to the Company’s Form 8-K filed on August 2, 2019]

31.1	†	Certification of Principal Executive Officer
31.2	†	Certification of Principal Financial Officer
32	††	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95	†	Mine Safety Disclosure
101.INS	†	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)
101.SCH	†	Inline XBRL Taxonomy Extension Schema
101.CAL	†	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	†	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	†	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	†	Inline XBRL Taxonomy Extension Presentation Linkbase
104	†	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Filed herewith
††	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE CONSTRUCTION INCORPORATED

Date:	October 25, 2019	By:	/s/ Jigisha Desai
Jigisha Desai
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)