Form 10-K
period 2019-12-31
GRANITE CONSTRUCTION INC
filed 2021-02-22
CIK 861459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission file number 1-12911

Granite Construction Incorporated

(Exact name of registrant as specified in its charter)

Delaware	77-0239383
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

585 West Beach Street
Watsonville, California	95076
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (831) 724-1011

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, $0.01 par value	GVA	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer  ☒  Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐    Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $2.2 billion as of June 30, 2019, based upon the price at which the registrant’s common stock was last sold as reported on the New York Stock Exchange on such date.

At February 16, 2021, 45,676,813 shares of common stock, par value $0.01, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Index

PART II

PART III

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	78
EXHIBIT 21
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32
EXHIBIT 95
EXHIBIT 101.INS
EXHIBIT 101.SCH
EXHIBIT 101.CAL
EXHIBIT 101.DEF
EXHIBIT 101.LAB
EXHIBIT 101.PRE
EXHIBIT 104

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

From time to time, Granite makes certain comments and disclosures in reports and statements, including in this Annual Report on Form 10-K, or statements made by its officers or directors, that are not based on historical facts, including statements regarding future events, occurrences, circumstances, strategy, activities, performance, outlook, outcomes, guidance, capital expenditures, contract backlog, committed and awarded projects, and results, that may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by words such as “future,” “outlook,” “assumes,” “believes,” “expects,” “estimates,” “anticipates,” “intends,” “plans,” “appears,” “may,” “will,” “should,” “could,” “would,” “continue,” and the negatives thereof or other comparable terminology or by the context in which they are made. In addition, other written or oral statements that constitute forward-looking statements have been made and may in the future be made by or on behalf of Granite. These forward-looking statements are estimates reflecting the best judgment of senior management and reflect our current expectations regarding future events, occurrences, circumstances, strategy, activities, performance, outlook, outcomes, guidance, capital expenditures, contract backlog, committed and awarded projects, and results. These expectations may or may not be realized. Some of these expectations may be based on beliefs, assumptions or estimates that may prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, which could result in our expectations not being realized or otherwise materially affect our business, financial condition, results of operations, cash flows and liquidity. Such risks and uncertainties include, but are not limited to, those more specifically described in this report under “Item 1A. Risk Factors.” Due to the inherent risks and uncertainties associated with our forward-looking statements, the reader is cautioned not to place undue reliance on them. The reader is also cautioned that the forward-looking statements contained herein speak only as of the date of this Annual Report on Form 10-K, and, except as required by law, we undertake no obligation to revise or update any forward-looking statements for any reason.

EXPLANATORY NOTE

This Annual Report on Form 10-K for the year ended December 31, 2019 (“Form 10-K”) includes the restatement of certain of our previously issued consolidated financial statements and related disclosures (the “Restatement”). We are restating our consolidated financial statements and related disclosures for the years ended December 31, 2018 and 2017 and unaudited quarterly financial information for the first three quarters of the year ended December 31, 2019 and for each of the quarters in the year ended December 31, 2018 (the “Restated Periods”). We have also identified errors that are immaterial to the previously presented financial information that we corrected in the Restatement.

In February 2020, the Audit/Compliance Committee (the “Audit Committee”) of the Company’s Board of Directors, assisted by independent counsel, initiated an investigation of prior-period reporting for the Heavy Civil operating group, and the extent to which these matters affect the effectiveness of the Company’s internal control over financial reporting (the “Investigation”).

The Investigation is now complete. The Audit Committee, in consultation with the Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP (“PwC”), concluded that the Company’s previously issued consolidated financial statements and related disclosures for the years ended December 31, 2018 and 2017 as well as for the first three quarters of the year ended December 31, 2019 and for each of the quarters in the year ended December 31, 2018 should no longer be relied upon.

As disclosed in Note 2 of the “Notes to the Consolidated Financial Statements” included in Part IV, Item 15(a) of this Form 10-K, we are restating the Restated Periods to correct misstatements associated with project forecasts in the Heavy Civil operating group (the “Investigation Adjustments”) discovered in connection with the Audit Committee’s independent Investigation.

Based on the independent Investigation, the Audit Committee concluded that the Company did not consistently adhere to its standard operating procedures for forecasting and risk management and that the Company lacked sufficient basis to rely on the consistency of its forecasting process and the accuracy of its financial forecast results for Heavy Civil operating group projects during the relevant period. The Audit Committee found that forecasts were not always prepared to reflect the most probable outcome of forecast elements (including for costs, project risks and variable consideration, such as potential claims). Rather, forecasts sometimes reflected aggressive or optimistic projections, “achievable” targets, management directives or hoped-for efficiencies. The Audit Committee also found that certain employees provided incomplete and/or potentially misleading information to internal and external auditors regarding Heavy Civil operating group projects and forecasts, other reporting communication protocol failures and that, in some cases, Granite employees, including members of management, knew or should have known that forecasts incorporating directives from then-serving members of management did not comply with the Company’s standard operating procedures. Almost invariably those directives resulted in lowered forecasted costs, and/or a reduction to total current assessed project risk.

As disclosed in Item 9A, as of December 31, 2019, management has determined that the Company did not maintain effective internal control over financial reporting due to the existence of material weaknesses.  Management also concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2019 due to the existence of material weaknesses. The actions that led to the material weaknesses reflected an inappropriate tone at the top and project forecasting control failures. For additional information, see Item 9A of this Form 10-K.

We have not filed and do not intend to file amendments to (1) our Annual Reports on Form 10-K or (2) our Quarterly Reports on Form 10-Q for the Restated Periods. Accordingly, investors should rely only on the financial information and other disclosures regarding the Restated Periods in this Form 10-K or in future filings with the SEC (as applicable), and not on any previously issued or filed reports, earnings releases or similar communications relating to the Restated Periods.

The impact of the Restatement on the Restated Periods is described in Note 2 and 23 of the “Notes to the Consolidated Financial Statements” included in Part IV, Item 15(a) of this Form 10-K.

PART I

Item 1. BUSINESS

Introduction

Granite Construction Company was incorporated in 1922. In 1990, Granite Construction Incorporated was formed as the holding company for Granite Construction Company and its wholly owned and consolidated subsidiaries and was incorporated in Delaware. Unless otherwise indicated, the terms “we,” “us,” “our,” “Company” and “Granite” refer to Granite Construction Incorporated and its wholly owned and consolidated subsidiaries.

On June 14, 2018, we completed the $349.8 million acquisition of Layne Christensen Company (“Layne”), a U.S.-based global water management, infrastructure services and drilling company in a stock-for-stock merger which was comprised of $321.0 million in Company common stock, $28.8 million in cash to settle all outstanding stock options, restricted stock awards and unvested Layne performance shares and we assumed $191.5 million in convertible notes at fair value. On April 3, 2018, we acquired LiquiForce, a privately owned company which provides sewer lining rehabilitation services to public and private sector water and wastewater customers in both Canada and the U.S. We acquired LiquiForce for $35.9 million in cash primarily borrowed under our revolving credit facility. See Notes 3 and 16 of “Notes to the Consolidated Financial Statements” for further discussion of Layne and Liquiforce acquisitions. On May 22, 2019, we acquired certain assets and equipment of Lametti & Sons, Inc. a Minnesota-based company with expertise in cured-in-place pipe rehabilitation and trenchless renewal for $6.2 million in cash.

We deliver infrastructure solutions for public and private clients primarily in the United States. We are one of the largest diversified infrastructure companies in the United States. Within the public sector, we primarily concentrate on infrastructure projects, including the construction of streets, roads, highways, mass transit facilities, airport infrastructure, bridges, trenchless and underground utilities, power-related facilities, water-related facilities, well drilling, utilities, tunnels, dams and other infrastructure-related projects. Within the private sector, we perform site preparation, mining services, and infrastructure services for residential development, energy development, commercial and industrial sites, and other facilities, as well as provide construction management professional services.

Operating Structure

Our reportable business segments are the same as our operating segments and correspond with how our chief operating decision maker (our President) regularly reviews financial information to allocate resources and assess performance. Our reportable segments are: Transportation, Water, Specialty and Materials. See Note 22 of “Notes to the Consolidated Financial Statements” for additional information about our reportable business segments.

In addition to business segments, we review our business by operating groups. In alphabetical order, our operating groups are defined as follows: (i) California; (ii) Federal, which primarily includes offices in California, Colorado, Texas and Guam; (iii) Heavy Civil, which primarily includes offices in California, Florida and Texas (the New York office was closed in January 2021); (iv) Midwest, which primarily includes offices in Illinois; (v) Northwest, which primarily includes offices in Alaska, Arizona, Nevada, Utah and Washington; and (vi) Water and Mineral Services, which includes offices across the Unites States, Canada and Mexico.

Business Strategy

Our business strategy is to consistently deliver ideas, innovations, products and services to our clients to power today’s mobile society by executing entrepreneurial market strategies that leverage the benefits of our company-wide resources and our core values. Additionally, we have a continual focus on Operational Excellence, which includes the following:

•	Code of Conduct - We believe in maintaining high ethical standards through an established Code of Conduct and a company-wide compliance program, while being guided by our core values at all times.
•

Sustainability - Our focus on sustainability encompasses many aspects of how we conduct ourselves. As a result, in February 2021, we made sustainability one of our five core values. Sustainability means to us integrating values of social responsibility, environmental stewardship and dependable governance to deliver enduring economic value. We believe it is important to our clients, employees, shareholders, and communities, and is also a long-term business driver. By focusing on specific initiatives that address social, environmental and economic challenges, we can minimize risk and increase our competitive advantage.

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

Diversification - To mitigate the risks inherent in the construction business as the result of general economic factors, we pursue projects: (i) in both the public and private sectors; (ii) in diverse end markets such as federal, rail, power, water and renewable energy markets; (iii) for a wide range of clients from the federal government to small municipalities and from large corporations to small private customers; (iv) in diverse geographic markets; (v) that are construction management/general contractor, design-build and bid-build; (vi) at fixed price, time and materials, cost reimbursable and fixed unit price; and (vii) of various sizes, durations and complexity.

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

Risk-Balanced Growth - We intend to grow our business by working on many types of infrastructure projects, as well as by strategically expanding into new geographic areas and end markets organically and through acquisitions. Growth opportunities are evaluated relative to their incremental impact to the execution risk and profitability profile of our operating portfolio.

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

Raw Materials

We purchase raw materials, including but not limited to, aggregate products, cement, diesel and gasoline fuel, liquid asphalt, natural gas, propane, resin and steel from numerous sources. Our owned and leased aggregate reserves supply a portion of the raw materials needed in our construction projects. The price and availability of raw materials may vary from year to year due to market conditions and production capacities. We do not foresee a lack of availability of any raw materials over the next twelve months from the date of this filing.

Seasonality

Our operations are typically affected more by weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues, profitability and the required number of employees.

Customers

Customers in our Transportation, Water and Specialty segments are predominantly in the public sector and include certain federal agencies, state departments of transportation, local transit authorities, county and city public works departments, school districts and developers, utilities and private owners of industrial, commercial and residential sites. Customers of our Materials segment include internal usage by our own construction projects, as well as third-party customers. Our third-party customers include, but are not limited to, contractors, landscapers, manufacturers of products requiring aggregate materials, retailers, homeowners, farmers and brokers. The majority of both our public and private customers are located in United States.

None of our customers, including both prime and subcontractor arrangements, had revenue that individually exceeded 10% of total revenue during the years ended December 31, 2019, 2018 and 2017.

Contract Backlog

Our contract backlog consists of the revenue we expect to record in the future on awarded contracts, including 100% of our consolidated joint venture contracts and our proportionate share of unconsolidated joint venture contracts. We generally include a project in our contract backlog at the time a contract is awarded and to the extent we believe contract execution and funding is probable. Certain government contracts where funding is appropriated on a periodic basis are included in contract backlog at the time of the award when it is probable the contract value will be funded and executed. Certain contracts contain contract options that are exercisable at the option of our customers without requiring us to go through an additional competitive bidding process or contain task orders related to master contracts under which we perform work only when the customer awards specific task orders to us. Awarded contracts that include unexercised contract options and unissued task orders are included in contract backlog to the extent option exercise or task order issuance is probable, respectively.

Substantially all of the contracts in our contract backlog may be canceled or modified at the election of the customer; however, we have not been materially adversely affected by contract cancellations or modifications in the past (see “Contract Provisions and Subcontracting”). Many projects are added to contract backlog and completed within the same fiscal year and, therefore, may not be reflected in our beginning or year-end contract backlog. Contract backlog by segment is presented in “Contract Backlog” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our contract backlog was $3.7 billion as of December 31, 2019 and did not include approximately $646.6 million in awarded construction management/general contractor and construction management at-risk projects. Our contract backlog was $3.8 billion at December 31, 2018.  Approximately $2.5 billion of the December 31, 2019 backlog was completed during 2020.

Equipment

At December 31, 2019 and 2018, we owned the following number of construction equipment and vehicles:

December 31,	2019	2018
Heavy construction equipment	2,969	2,928
Trucks, truck-tractors, trailers and vehicles	5,742	5,395

Our portfolio of equipment includes backhoes, barges, bulldozers, cranes, excavators, loaders, motor graders, pavers, rollers, scrapers, trucks, special equipment for pipeline rehabilitation, drilling rigs and tunnel boring machines that are used in all of our segments. We pool certain equipment to maximize utilization. We continually monitor and adjust our fleet size so that it is consistent with the size of our business, considering both existing contract backlog and expected future work. We lease or rent equipment to supplement our portfolio of equipment in response to construction activity cycles. In 2019 and 2018, we spent $55.0 million and $58.5 million, respectively, on purchases of construction equipment and vehicles.

Human Capital Resources

Employees

We believe our employees are our most valuable resource, and our workforce possesses a strong dedication to and pride in our company. Our managerial and supervisory personnel have an average of approximately 11 years of service with Granite.

On December 31, 2019, we employed approximately 2,800 salaried employees who work in project, functional and business unit management, estimating and clerical capacities, plus approximately 2,800 hourly employees. The total number of hourly personnel is subject to the volume of construction in progress and is seasonal. During 2019, the number of hourly employees ranged from approximately 2,500 to 4,700 and averaged approximately 3,900. The majority of both our salaried and hourly personnel were located in the United States during 2019 and the employee counts do not include employees of unconsolidated construction joint ventures and non-construction unconsolidated joint ventures. As of December 31, 2019, five of our wholly-owned subsidiaries, Granite Construction Company, Granite Construction Northeast, Inc., Granite Industrial, Inc., Granite Inliner, LLC and Layne Christensen Company, were parties to craft collective bargaining agreements in many areas in which they operate.

Safety

We believe that people are our most valuable asset and their safety is our greatest responsibility. We also understand that Safety and Health are key components for achieving operational excellence, and as such, are a core value of all our operations. Our safety culture is reinforced with relationship-based training, shared knowledge, and engagement at every level of our organization while striving for zero workplace injuries.

Inclusive Diversity

Our culture is underpinned by our core values, including an unwavering commitment to inclusive diversity as exemplified by strategies that address our guiding belief that diverse backgrounds, perspectives, and experiences enhance creativity and innovation. In 2017, we implemented our GROW (Granite Resources Opportunities for Women) mentoring initiative and employee resource group, to support development opportunities for female employees. As of December 31, 2019, approximately 14% of Granite's workforce were women and 33% were racially and ethnically diverse. Granite is committed to pay equity, regardless of gender or race/ethnicity, and annually conducts an internal pay equity analysis.

Employee Development and Training

The development, attraction, and retention of employees is a critical success factor for Granite and its operating groups.  Our people are a key competitive advantage and to grow our organization we encourage every employee to actively participate in their own career growth and development. Granite offers a wide variety of training opportunities to ensure our employees are supplementing their on-the-job learning with classroom and online courses needed to promote performance and growth. Through Granite University, these training topics range from soft skills to job-specific technical skills and from formal instructor-led programs to self-guided online learning. Programs target specific employee populations including new employees, new engineers, managers, and leaders. In 2019, over 87% of our salaried employees completed trainings in Granite University. This included over 150 employees participating in a live Granite Orientation event, 98 graduating from our 12-week Foundations for Engineers program and over 200 graduating from our multi-level leadership development suite that ranges from emerging leaders through senior leaders.

Compensation and Benefits

Granite’s compensation programs are designed to align the compensation of our employees with Granite’s performance and to provide proper incentives to attract, retain, and motivate employees to achieve superior results. The company offers a comprehensive well-being program which includes opportunities for overall health improvement utilizing health education, biometric screenings, incentives for group exercise challenges, and assistance in improving an individual’s personal financial status. The structure of our compensation programs balances guaranteed base pay with incentive compensation opportunities.

Competition

Competitors in our Transportation, Water, Specialty, and Materials segments typically range from small, local companies to large, regional, national and international companies. We compete with numerous companies in individual markets; however, there are few, if any, companies which compete in all of our market areas. Many of our Transportation, Water and Specialty segment competitors have the ability to perform work in either the private or public sectors. When opportunities for work in one sector are reduced, competitors tend to look for opportunities in the other sector. This migration has the potential to reduce revenue growth and/or increase pressure on gross profit margins.

We own and/or have long-term leases on aggregate resources that we believe provide a competitive advantage in certain markets for the Transportation, Water and Specialty segments.

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

Contract Provisions and Subcontracting

Contracts with our customers are primarily “fixed unit price” or “fixed price.” Under fixed unit price contracts, we are committed to providing materials or services at fixed unit prices (for example, dollars per cubic yard of concrete placed or cubic yard of earth excavated). While the fixed unit price contract shifts the risk of estimating the quantity of units required for a particular project to the customer, any increase in our unit cost over the expected unit cost in the bid, whether due to inflation, inefficiency, incorrect estimates or other factors, is borne by us unless otherwise provided in the contract. Fixed price contracts are priced on a lump-sum basis under which we bear the risk that we may not be able to perform the work for the specified contract amount. The percentage of fixed unit price contracts in our contract backlog was 37.8% and 32.0% at December 31, 2019 and 2018, respectively. The percentage of fixed price contracts in our contract backlog was 60.6% and 64.2% at December 31, 2019 and 2018, respectively. All other contract types represented 1.6% and 3.8% of our contract backlog at December 31, 2019 and 2018, respectively.

Within our Transportation, Water and Specialty segments, we utilize several methods of project delivery including, but not limited to, bid-build, design-build, construction management/general contractor and construction management at-risk. Unlike traditional bid-build projects where owners first hire a design firm or design a project themselves and then put the project out to bid for construction, design-build projects provide the owner with a single point of responsibility and a single contact for both final design and construction. Under the construction management/general contractor and construction management at-risk methods of delivery, we contract with owners to assist the owner during the design phase of the contract with construction efficiencies and risk mitigation, with the understanding that we will negotiate a contract on the construction phase when the design nears completion.

With the exception of contract change orders and affirmative claims, which are typically sole-source, our construction contracts are primarily obtained through competitive bidding in response to solicitations by both public agencies and private parties and on a negotiated basis as a result of solicitations from private parties. Project owners use a variety of methods to make contractors aware of new projects, including posting bidding opportunities on agency websites, disclosing long-term infrastructure plans, advertising and other general solicitations. Our bidding activity is affected by such factors as the nature and volume of advertising and other solicitations, current contract backlog, available personnel, current utilization of equipment and other resources and competitive considerations. Our contract review process includes identifying risks and opportunities during the bidding process and managing these risks through mitigation efforts such as contract negotiation, bid/no bid decisions, insurance and pricing. Contracts fitting certain criteria of size and complexity are reviewed by various levels of management and, in some cases, by our Board of Directors or a committee thereof. Bidding activity, contract backlog and revenue resulting from the award of new contracts may vary significantly from period to period.

There are a number of factors that can create variability in contract performance as compared to the original bid. Such factors can positively or negatively impact costs and profitability, may cause higher than anticipated construction costs and can create additional liability to the contract owner. The most significant of these include:

•	changes in costs of labor and/or materials;
•	subcontractor costs, availability and/or performance issues;
•	extended overhead and other costs due to owner, weather and other delays;
•	changes in productivity expectations;
•	changes from original design on design-build projects;
•	our ability to fully and promptly recover on affirmative claims and back charges for additional contract costs;
•	a change in the availability and proximity of equipment and materials;
•	complexity in original design;
•	length of time to complete the project;
•	the availability and skill level of workers in the geographic location of the project;
•	site conditions that differ from those assumed in the original bid;
•	costs associated with scope changes; and
•	the customer’s ability to properly administer the contract.

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

Joint Ventures

We participate in various construction joint ventures with other construction companies of which we are a limited member (“joint ventures”) in order to share expertise, risk and resources typically for large, technically complex projects, including design-build projects, where it is necessary or desirable to share risk and resources. Joint venture partners typically provide independently prepared estimates, shared financing and equipment, and often bring local knowledge and expertise. Generally, each construction joint venture is formed as a partnership or limited liability company to accomplish a specific project and is jointly controlled by the joint venture partners. We select our joint venture partners (“partner(s)”) based on our analysis of their construction and financial capabilities, expertise in the type of work to be performed and past working relationships, among other criteria. The joint venture agreements typically provide that our interests in any profits and assets, and our respective share in any losses and liabilities, that may result from the performance of the contract are limited to our stated percentage interest in the project.

Under each joint venture agreement, one partner is designated as the sponsor. The sponsoring partner typically provides all administrative, accounting and most of the project management support for the project and generally receives a fee from the joint venture for these services. We have been designated as the sponsoring partner in certain of our current joint venture projects and are a non-sponsoring partner in others. When entering into joint venture agreements, we typically prefer to be the sponsoring partner.

We consolidate joint ventures where we have determined that through our participation we have a variable interest and are the primary beneficiary as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation, and related standards. Where we have determined we are not the primary beneficiary of a joint venture but do exercise significant influence, we account for our share of the operations of unconsolidated construction joint ventures on a pro rata basis in revenue and cost of revenue in the consolidated statements of operations and in equity in construction joint ventures in the consolidated balance sheets. We account for non-construction unconsolidated joint ventures under the equity method of accounting in accordance with ASC Topic 323, Investments - Equity Method and Joint Ventures, and include our share of the operations in equity in income of affiliates in the consolidated statements of operations and in investment in affiliates in the consolidated balance sheets.

We also participate in various “line item” joint venture agreements under which each partner is responsible for performing certain discrete items of the total scope of contracted work. The revenue for each line item joint venture partners’ discrete items of work is defined in the contract with the project owner and each joint venture partner bears the profitability risk associated only with its own work. There is not a single set of books and records for a line item joint venture. Each partner accounts for its items of work individually as it would for any self-performed contract. We account for our portion of these contracts as revenue and cost of revenue in the consolidated statements of operations and in relevant balances in the consolidated balance sheets.

The agreements with our partner(s) for both construction joint ventures and line item joint ventures define each partner’s management role and financial responsibility in the project. The amount of operational exposure is generally limited to our stated ownership interest. However, due to the joint and several nature of the performance obligations under the related owner contracts, if any of the partners fail to perform, we and the remaining partners, if any, would be responsible for performance of the outstanding work (i.e., we provide a performance guarantee). We estimate our liability for performance guarantees for our unconsolidated and line item joint ventures using estimated partner bond rates, which are Level 2 inputs, and include them in accrued expenses and other current liabilities with a corresponding increase in equity in construction joint ventures in the consolidated balance sheets. We reassess our liability when and if changes in circumstances occur. The liability and corresponding asset are removed from the consolidated balance sheets upon completion and customer acceptance of the project. Circumstances that could lead to a loss under these agreements beyond our stated ownership interest include the failure of a partner to contribute additional funds to the venture in the event the project incurs a loss or additional costs that we could incur should a partner fail to provide the services and resources that it had committed to provide in the agreement. We are not able to estimate amounts that may be required beyond the remaining cost of the work to be performed. These costs could be offset by billings to the customer or by proceeds from our partners’ corporate and/or other guarantees.

At December 31, 2019, there was $2.6 billion of construction revenue to be recognized on unconsolidated and line item construction joint venture contracts, of which $0.9 billion represented our share and is included in our contract backlog and the remaining $1.7 billion represented our partners’ share. See Note 10 of “Notes to the Consolidated Financial Statements” for more information.

Insurance and Bonding

We maintain insurance coverage and limits consistent with industry practice and in alignment with our overall risk management strategy. Policies include general and excess liability, property, pollution, professional, cyber security, executive risk, workers’ compensation and employer’s liability. Further, our policies are placed with financially stable insurers, often in a layered or quota share arrangement which reduces the likelihood of an interruption or impact to operations.

In connection with our business, we generally are required to provide various types of surety bonds that provide an additional measure of security for our performance under certain public and private sector contracts. Our ability to obtain surety bonds depends upon our capitalization, working capital, past performance, management expertise and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of our contract backlog that we have currently bonded and their current underwriting standards, which may change from time to time. The capacity of the surety market is subject to market-based fluctuations driven primarily by the level of surety industry losses and the degree of surety market consolidation. When the surety market capacity shrinks it results in higher premiums and increased difficulty obtaining bonding, in particular for larger, more complex, multi-year projects throughout the market. To help mitigate this risk, we employ a co-surety structure involving three sureties. Although we do not believe that fluctuations in surety market capacity have significantly affected our ability to grow our business, there is no assurance that it will not significantly affect our ability to obtain new contracts in the future (see “Item 1A. Risk Factors”).

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

Environmental Regulations

Our operations are subject to various federal, state and local laws and regulations relating to the environment, including those relating to discharges to air, water and land, the handling and disposal of solid and hazardous waste, the handling of underground storage tanks and the cleanup of properties affected by hazardous substances. Certain environmental laws impose substantial penalties for non-compliance and others, such as the federal Comprehensive Environmental Response, Compensation and Liability Act, impose strict, retroactive, joint and several liability upon persons responsible for releases of hazardous substances. We continually evaluate whether we must take additional steps at our locations to ensure compliance with environmental laws. We also evaluate whether we can operate in a more sustainable manner. While compliance with applicable regulatory requirements has not materially adversely affected our operations in the past, there can be no assurance that these requirements will not change and that compliance will not adversely affect our operations in the future. In addition, our aggregate materials operations require operating permits granted by governmental agencies. Tighter regulations for the protection of the environment and other factors could make it increasingly difficult to obtain new permits and renewal of existing permits may be subject to more restrictive conditions than currently exist.

The California Air Resource Board requires California equipment owners/operators to reduce diesel particulate and nitrogen oxide emissions from in-use off-road diesel equipment and to meet progressively more restrictive emission targets from 2010 to 2022 by retrofitting equipment with diesel emission control devices or replacing equipment with new engine technology as it becomes available. Over the past few years we have been proactively replacing our fleet prior to the 2022 deadline to be in compliance and do not expect significant future costs above forecasted and planned expenditures. During 2019, our purchases of property and equipment in California included approximately $16.0 million in off-road construction equipment with emission reduction improvements.

As is the case with other companies in our industry, some of our aggregate products contain varying amounts of crystalline silica, a common mineral. Also, some of our construction and material processing operations release, as dust, crystalline silica that is in the materials being handled. Excessive, prolonged inhalation of very small-sized particles of crystalline silica has allegedly been associated with respiratory disease (including Silicosis). During 2016, the Occupational Safety and Health Administration (“OSHA”) implemented new and more stringent occupational exposure thresholds for crystalline silica exposure as respirable dust. In addition, the Mine Safety and Health Administration is expected to propose adopting a similar rule as implemented by OSHA. We have implemented dust control procedures to measure compliance with requisite thresholds and to verify that respiratory protective equipment is made available as necessary. We also communicate, through safety data sheets and other means, what we believe to be appropriate warnings and cautions to employees and customers about the risks associated with excessive, prolonged inhalation of mineral dust in general and crystalline silica in particular (see “Item 1A. Risk Factors”). The scope of new exposure limits indicates that additional engineering controls, beyond providing respirators, will be required to reduce potential exposure in response to the reduced exposure limits. The OSHA General Industry and Construction Standards were phased in during late 2017 and were fully implemented in 2018. Expenses related to this implementation were immaterial during the years ended December 31, 2019, 2018 and 2017.

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

Information About Executive Officers

Information regarding our executive officers as of February 1, 2021 is set forth below.

Name	Age	Position
Kyle T. Larkin	49	President
Elizabeth L. Curtis	54	Executive Vice President and Chief Financial Officer
Jigisha Desai	54	Executive Vice President and Chief Strategy Officer
James A. Radich	62	Executive Vice President and Chief Operating Officer
James D. Richards	56	Senior Vice President and Group Manager
Michael G. Tatusko	56	Senior Vice President and Group Manager
Brian A. Dowd	57	Senior Vice President and Group Manager

Mr. Larkin joined Granite in 1996 and has served as President since September 2020. He also served as Executive Vice President and Chief Operating Officer from February 2020 to September 2020, Senior Vice President and Manager of Construction and Materials Operations from 2019 to 2020, Senior Vice President and Group Manager from 2017 to 2019, Vice President and Regional Manager in Nevada from 2014 to 2017 and President of Granite’s wholly owned subsidiary, Intermountain Slurry Seal, Inc. from 2011 to 2014. He served as Manager of Construction at the Reno area office from 2008 to 2011, Chief Estimator from 2004 to 2008 and Project Manager, Project Engineer and Estimator at Granite’s Nevada Branch between 1996 and 2003. Mr. Larkin holds a B.S. in Construction Management from California Polytechnic State University, San Luis Obispo and an M.B.A. from the University of Massachusetts, Amherst.

Ms. Curtis joined Granite in 2018 and has served as Executive Vice President and Chief Financial Officer since January 2021. She also served as Chief Accounting Officer from October 2020 to January 2021, Vice President of Investor Relations since 2019, and Vice President and Integration Management Officer from 2018 to 2019. Before joining Granite, Ms. Curtis served as Vice President and Chief Accounting Officer for Layne Christensen Company. She received B.S. degrees in Accounting and Finance from Texas A&M University and is a Certified Public Accountant.

Ms. Desai joined Granite in 1993 and has served as Executive Vice President and Chief Strategy Officer since January 2021. She also served as Senior Vice President and Chief Financial Officer from 2018 to 2021, Vice President of Corporate Finance, Treasurer & Assistant Financial Officer from 2013 to 2018, Vice President, Treasurer & Assistant Financial Officer from 2007 to 2013, Assistant Treasurer & Assistant Secretary from 2001 to 2007 and Treasury Manager from 1993 to 2001. Ms. Desai is a Member of the Association of Financial Professionals. Ms. Desai received a B.S. in Accounting from the University of Houston, an M.B.A. in Corporate Finance from Golden Gate University and completed Harvard Business School’s Advanced Management Program. She is a Certified Treasury Professional.

Mr. Radich first joined Granite in 1980 and rejoined the Company in 2011 where he has served as Executive Vice President and Chief Operating Officer since December 2020. He also served as Senior Vice President and Group Manager from January 2020 to December 2020, as Vice President and Coastal Region Manager from 2014 to 2019 and Vice President of the Northern California Region from 2011 to 2014. From 1993 to 2011 Mr. Radich was employed by Oldcastle Materials. Mr. Radich served Granite as Project Engineer from 1980 to 1983, Project Manager from 1985 to 1990 for the Heavy Civil and Vertical Divisions and Chief Estimator from 1990 to 1993 in the Vertical Division. He received a B.S.C.E. from Santa Clara University and is a Registered Civil Engineer.

Mr. Richards joined Granite in 1992 and has served as Senior Vice President and Group Manager since 2013, Arizona Region Manager from 2006 to 2012, Arizona Region Chief Estimator from 2000 through 2006 and in other positions at Granite’s Arizona Branch between 1992 and 2000. Prior to joining Granite, he served as a U.S. Army Officer. Mr. Richards received a B.S. in Civil Engineering from New Mexico State University.

Mr. Tatusko joined Granite in 1991 and has served as Senior Vice President and Group Manager since January 2020. He served as Vice President and Valley Region Manager from 2014 to 2019, Northern California Area Manager from 2012 to 2014, Design Build Project Executive from 2010 to 2012, Group Construction Manager from 2007 to 2010, Arizona Operations Manager from 2005 to 2007, Arizona Construction Manager from 2001 to 2005, Plants Manager from 1999 to 2001, Estimator/Project Manager from 1995 to 1999 and Project Engineer from 1993 to 1995. Prior to joining Granite, he was employed at Oldcastle Tilcon from 1984 to 1991. Mr. Tatusko received a Construction Management degree from Southern Maine Tech.

Mr. Dowd joined Granite in 1986 and has served as Senior Vice President and California Group Manager since January 2021. He also served as Vice President and Regional Manager in Nevada from October 2017 to December 2020 and Vice President and Large Projects Business Development Manager from 2013 to 2017. He served as California Group Business Development Manager from 2012 to 2013, Sacramento Valley Region Manager from 2007 to 2012, Vice President and Director of Human Resources from 2005 to 2007, Director of Employee Development from 2000 to 2005, San Diego Area Manager from 1994 to 2000, and Project Manager, Estimator and Project Engineer at Granite's Indio and Sacramento Branches between 1986 and 1994. Mr. Dowd holds a B.S. in Civil Engineering from the University of California, Berkeley and is a Registered Engineer in the states of California and Nevada.

Item 1A. RISK FACTORS

Set forth below and elsewhere in this report and in other documents we file with the SEC are various risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report or otherwise adversely affect our business.

RISKS RELATED TO THE INVESTIGATION AND RESTATEMENT

•

We have restated our consolidated financial statements for several prior periods, which has affected and may continue to affect investor confidence, our stock price, our ability to raise capital in the future, and our reputation with our customers, which may result in additional stockholder litigation and may reduce customer confidence in our ability to complete new contract opportunities. This Annual Report on Form 10-K includes restated consolidated financial statements for the years ended December 31, 2018 and 2017 and unaudited quarterly financial information for the first three quarters of the year ended December 31, 2019 and for each of the quarters in the year ended December 31, 2018 that correct misstatements associated with project forecasts in the Heavy Civil operating group discovered in connection with the Audit Committee's independent Investigation. The Restatement is described in more detail elsewhere in this Annual Report on Form 10-K. Such Restatement:

•	has had and may continue to have the effect of eroding investor confidence in us and our financial reporting and accounting practices and processes;
•	has negatively impacted and may continue to negatively impact the trading price of our common stock;
•	may result in additional stockholder litigation;
•

may make it more difficult, expensive and time consuming for us to raise capital, if necessary, on acceptable terms, if at all, pursue transactions or implement business strategies that might otherwise be beneficial to our business;

•	may negatively impact our reputation with our customers;
•	has limited and may continue to limit our ability to bid for new projects; and
•	may cause customers to place new orders with other companies.

•

The internal Investigation, the findings thereof and the restatement process, have diverted, and will continue to divert, management and other human resources from the operation of our business. The absence of timely and accurate financial information has hindered and may in the future hinder our ability to effectively manage our business. The internal Investigation, the findings thereof and the restatement process have diverted, and will continue to divert, management and other human resources from the operation of our business. The Board of Directors, members of management, and our accounting, legal, administrative and other staff have spent significant time on the internal Investigation, the findings thereof and the restatement process and will continue to spend significant time on remediation of disclosure controls and procedures and internal control over our financial reporting. These resources have been, and will likely continue to be, diverted from the strategic and day-to-day management of our business and may have an adverse effect on our ability to accomplish our strategic objectives.

•

We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, adversely impact the reliability of our financial statements, cause us to submit our financial statements in an untimely fashion, result in material misstatements in our financial statements and cause current and potential stockholders to lose confidence in our financial reporting, which in turn could adversely affect the trading price of our common stock. We have concluded that there are material weaknesses in our internal control over financial reporting. For additional information on the material weaknesses identified and our remedial efforts, see “Item 9A, Controls and Procedures.” These material weaknesses resulted in the restatement of our consolidated financial statements and related disclosures for the years ended December 31, 2018 and 2017 and unaudited quarterly financial information for the first three quarters of the year ended December 31, 2019 and for each of the quarters in the year ended December 31, 2018 to correct misstatements associated with project forecasts in the Heavy Civil operating group. Thus, management has determined that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2019. Under Public Company Accounting Oversight Board standards, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a misstatement of our consolidated annual or interim financial statements will not be prevented or detected on a timely basis. The existence of this issue could adversely affect us, our reputation or investor perceptions of us. We have and will continue to take additional measures to remediate the underlying causes of the material weaknesses noted above. As we continue to evaluate and work to remediate the material weaknesses, we may determine to take additional measures to address the control deficiencies.

Although we plan to complete this remediation process as quickly as possible, we cannot at this time estimate how long it will take, and our measures may not prove to be successful in remediating these material weaknesses. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain misstatements and we could be required to restate our financial results. In addition, if we are unable to successfully remediate these material weaknesses and if we are unable to produce accurate and timely consolidated financial statements, our stock price, liquidity and access to the capital markets may be adversely affected and we may be unable to maintain compliance with applicable stock exchange listing requirements and debt covenant requirements. Further, because of its inherent limitations, even our remediated and effective internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in our conditions, or that the degree of compliance with our policies or procedures may deteriorate.

•

We are involved in, and may in the future be subject to, litigation and regulatory examinations, investigations, proceedings or orders as a result of or relating to our Restatement and our failure to timely file our Annual and Quarterly Reports with the SEC and if any of these are resolved adversely against us, it could harm our business, financial condition and results of operations. We are currently the subject of securities class action litigation. Additionally, in connection with our disclosure of the Audit Committee’s independent Investigation, we voluntarily contacted the San Francisco office of the SEC Division of Enforcement regarding that Investigation. Since contacting the SEC, we have produced documents to the SEC regarding the accounting issues identified during the independent Investigation and will continue to cooperate with the SEC in its investigation. The SEC’s investigation is ongoing and was not resolved when the Audit Committee completed the internal Investigation or when this Annual Report was filed. The Restatement and our failure to timely file our Annual and Quarterly Reports with the SEC, as well as our reported material weaknesses in internal control over financial reporting, may subject us to additional litigation and regulatory examinations, investigations, proceedings or orders, including a cease and desist order, the suspension of trading of our securities, delisting of our securities, the assessment of civil monetary penalties, and other equitable remedies. Our management has devoted and may be required to devote significant time and attention to these matters. If any of these matters are resolved adversely against us, it could harm our business, financial condition and results of operations. Additionally, while we cannot estimate our potential exposure to these matters at this time, we have already expended significant amounts investigating the claims underlying and defending these matters and expect to continue to need to expend significant amounts to conclude these matters.

•

We have incurred and expect to continue to incur significant expenses related to the Investigation, Restatement and remediation of deficiencies in our internal control over financial reporting and disclosure controls and procedures, and any resulting litigation. We have devoted and expect to continue to devote substantial internal and external resources towards the Investigation, the Restatement of our consolidated financial statements, remediation efforts relating to the Restatement of our consolidated financial statements, the management review process and other efforts to implement effective internal control. Because of these efforts, we have incurred and expect that we will continue to incur significant fees and expenses for legal, accounting, financial and other consulting and professional services, as well as the implementation and maintenance of systems and processes that will need to be updated, supplemented or replaced. We have taken a number of remediation efforts in response to the independent Investigation. However, there can be no assurance that these steps will be successful. To the extent these steps are not successful, we could be required to incur significant additional time and expense. The expenses we are incurring in this regard, as well as the substantial time devoted by our management towards the Investigation, the Restatement and identifying and addressing the internal control deficiencies, could have a material adverse effect on our business, financial condition and results of operations.

RISKS RELATED TO OUR BUSINESS

•

Public health events, including health epidemics or pandemics or other contagious outbreaks, could negatively impact our business, financial condition and results of operations. Our ability to perform work may be significantly affected by public health events. If a public health epidemic or pandemic or other contagious outbreak, including the novel coronavirus (referred to as COVID-19), interferes with our ability, or that of our employees, contractors, suppliers, customers and other business partners to perform our and their respective responsibilities and obligations relative to the conduct of our business, our operations may be affected, which could have a material adverse effect on our business, financial condition and results of operations.

•

Unfavorable economic conditions may have an adverse impact on our business. Volatility in the global financial system, deterioration in general economic activity, and fiscal, monetary and other policies that federal, state and local governments may enact, including infrastructure spending or deficit reduction measures, may have an adverse impact on our business, financial position, results of operations, cash flows and liquidity. In particular, low tax revenues, budget deficits, financing constraints, including timing of long-term federal, state and local funding releases, and competing priorities could negatively impact the ability of government agencies to fund existing or new infrastructure projects in the public sector. In addition, these factors could have a material adverse effect on the financial market and economic conditions in the United States as well as throughout the world, which may limit our ability and the ability of our customers to obtain financing and/or could impair our ability to execute our acquisition strategy. In addition, levels of new commercial and residential construction projects could be adversely affected by oversupply of existing inventories of commercial and residential properties, low property values and a restrictive financing environment.

•

We work in a highly competitive marketplace. We have multiple competitors in all of the areas in which we work, and some of our competitors are larger than we are and may have greater resources than we do. Government funding for public works projects is limited, contributing to competition. An increase in competition may result in a decrease in new awards, a decrease in profit margins, or both. In addition, should downturns in residential and commercial construction activity occur, the competition for available public sector work would intensify, which could impact our revenue, contract backlog and profit margins.

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

•

Design-build contracts subject us to the risk of design errors and omissions. Design-build has become a common method of project delivery as it provides the owner with a single point of responsibility for both design and construction. We generally subcontract design responsibility to architectural and engineering firms. However, in the event of a design error or omission causing damages, there is risk that the subcontractor or their errors and omissions insurance would not be able to absorb the liability. In this case we may be responsible, resulting in a potentially material adverse effect on our financial position, results of operations, cash flows and liquidity.

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

•

An inability to obtain bonding could have a negative impact on our operations and results. As more fully described in "Insurance and Bonding" under "Item 1. Business," we generally are required to provide surety bonds securing our performance under the majority of our public and private sector contracts. Our inability to obtain reasonable priced surety bonds in the future and, while we monitor the financial health of our insurers and the insurance market, catastrophic events could reduce available limits or the breadth of coverage both of which could significantly affect our ability to be awarded new contracts and could, therefore, have a material adverse effect on our financial position, results of operations, cash flows and liquidity.

•

We use certain commodity products that are subject to significant price fluctuations.  We are exposed to various commodity price risks, including, but not limited to, diesel fuel, natural gas, propane, steel, cement and liquid asphalt arising from transactions that are entered into in the normal course of business. We use petroleum based products, such as fuels, lubricants, and liquid asphalt, to power or lubricate our equipment, operate our plants, and as a significant ingredient in the asphaltic concrete we manufacture for sale to third parties and use in our asphalt paving construction projects. Although we are partially protected by asphalt or fuel price escalation clauses in some of our contracts, many contracts provide no such protection. We also use steel and other commodities in our construction projects that can be subject to significant price fluctuations. In order to manage or reduce commodity price risk, we monitor the costs of these commodities at the time of bid and price them into our contracts accordingly. Additionally, some of our contracts may include commodity price escalation clauses which partially protect us from increasing prices. At times we enter into supply agreements or pre-purchase commodities to secure pricing and may use financial contracts to further manage price risk. Significant price fluctuations could have a material adverse effect on financial position, results of operations, cash flows and liquidity.

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

•

Force majeure events, including natural disasters and terrorists' actions, could negatively impact our business, which may affect our financial condition, results of operations or cash flows. Force majeure or extraordinary events beyond the control of the contracting parties, such as natural and man-made disasters, as well as terrorist actions, could negatively impact the economies in which we operate.  We typically negotiate contract language where we are allowed certain relief from force majeure events in private client contracts and review and attempt to mitigate force majeure events in both public and private client contracts. We remain obligated to perform our services after most extraordinary events subject to relief that may be available pursuant to a force majeure clause.  If we are not able to react quickly to force majeure events, our operations may be affected, which could have a material adverse effect on our financial position, results of operations, cash flows and liquidity.

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

RISKS RELATED TO OUR WORKFORCE, JOINT VENTURES AND SUBCONTRACTORS
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

•

Our joint venture contracts subject us to risks and uncertainties, some of which are outside of our control. As further described in Note 1 of “Notes to the Consolidated Financial Statements” and under “Item 1. Business; Joint Ventures,” we perform certain construction contracts as a limited or minority member of joint ventures. Participating in these arrangements exposes us to risks and uncertainties, including the risk that if our partners fail to perform under joint and several liability contracts, we could be liable for completion of the entire contract. In addition, if our partners are not able or willing to provide their share of capital investment to fund the operations of the venture, there could be unanticipated costs to complete the projects, financial penalties or liquidated damages. These situations could have a material adverse effect on our financial position, results of operations, cash flows and liquidity.

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

•

We may be unable to identify and contract with qualified Disadvantaged Business Enterprise (“DBE”) contractors to perform as subcontractors. Certain of our government agency projects contain minimum DBE participation clauses. Although we have programs in place to ensure compliance, if we fail to complete these projects with the minimum DBE participation, we may be held responsible for breach of contract, which may include restrictions on our ability to bid on future projects as well as monetary damages. To the extent we are responsible for monetary damages, the total costs of the project could exceed our original estimates, we could experience reduced profits or a loss for that project and there could be a material adverse impact to our financial position, results of operations, cash flows and liquidity.

•

We may be required to contribute cash to meet our unfunded pension obligations in certain multi-employer plans. As of December 31, 2019, five of our wholly-owned subsidiaries, Granite Construction Company, Granite Construction Northeast, Inc., Granite Industrial, Inc., Granite Inliner, LLC, and Layne Christensen Company participate in various domestic multi-employer pension plans on behalf of union employees. Union employee benefits generally are based on a fixed amount for each year of service. We are required to make contributions to the plans in amounts established under collective bargaining agreements.  Pension expense is recognized as contributions are made. The domestic pension plans are subject to the Employee Retirement Income Security Act of 1974 (“ERISA”). Under ERISA, a contributor to a multi-employer plan may be liable, upon termination or withdrawal from a plan, for its proportionate share of a plan’s unfunded vested liability. While we currently have no intention of withdrawing from a plan and unfunded pension obligations have not significantly affected our operations in the past, there can be no assurance that we will not be required to make material cash contributions to one or more of these plans to satisfy certain underfunded benefit obligations in the future.

RISKS RELATED TO LEGAL, REGULATORY, ACCOUNTING AND TAX ISSUES
•	Government contractors are subject to suspension or debarment from government contracting. Government contracts expose us to a variety of risks that differ from those associated with private sector contracts. Various statutes to which our operations are subject, including the Davis-Bacon Act (which regulates wages and benefits), the Walsh-Healy Act (which prescribes a minimum wage and regulates overtime and working conditions), Executive Order 11246 (which establishes equal employment opportunity and affirmative action requirements) and the Drug-Free Workplace Act, provide for mandatory suspension and/or debarment of contractors in certain circumstances involving statutory violations. In addition, the Federal Acquisition Regulation and various state statutes provide for discretionary suspension and/or debarment in certain circumstances that might call into question a contractor's willingness or ability to act responsibly, including as a result of being convicted of, or being found civilly liable for, fraud or a criminal offense in connection with obtaining, attempting to obtain or performing a public contract or subcontract. The scope and duration of any suspension or debarment may vary depending upon the facts and the statutory or regulatory grounds for debarment and could have a material adverse effect on our financial position, results of operations, cash flows and liquidity.

•

We are involved in lawsuits and legal proceedings in the ordinary course of our business and may in the future be subject to other litigation and legal proceedings, and, if any of these are resolved adversely against us, it could harm our business, financial condition and results of operations. Any litigation or other legal proceedings could result in an unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines, or we may decide to settle lawsuits on similarly unfavorable terms, either of which could adversely affect our business, financial condition and results of operations. We could also suffer an adverse impact on our reputation and a diversion of management's attention and resources, which could have a material adverse effect on our business, financial condition and results of operations.

•

Government contracts generally have strict regulatory requirements. Approximately 77.0% of our construction related revenue in 2019 was derived from contracts funded by federal, state and local government agencies and authorities. Government contracts are subject to specific procurement regulations, contract provisions and a variety of socioeconomic requirements relating to their formation, administration, performance and accounting and often include express or implied certifications of compliance. Claims for civil or criminal fraud may be brought for violations of regulations, requirements or statutes. We may also be subject to qui tam litigation brought by private individuals on behalf of the government under the Federal Civil False Claims Act, which could include claims for up to treble damages. Further, if we fail to comply with any of the regulations, requirements or statutes or if we have a substantial number of accumulated Occupational Safety and Health Administration, Mine Safety and Health Administration or other workplace safety violations, our existing government contracts could be terminated and we could be suspended from government contracting or subcontracting, including federally funded projects at the state level. Should one or more of these events occur, it could have a material adverse effect on our financial position, results of operations, cash flows and liquidity.

•	We are subject to environmental and other regulation. As more fully described in “Environmental Regulations” under “Item 1. Business,” we are subject to a number of federal, state, provincial, local and foreign laws and regulations relating to the environment, including the remediation of soil and groundwater contamination, emission and discharge of materials into the environment and reclamation and closure of operations, workplace health and safety and a variety of socioeconomic requirements and are required to obtain and maintain a number of environmental approvals, permits and financial assurances. Noncompliance with such laws, regulations and permits can result in, among other things, substantial penalties, or termination or suspension of government contracts or our operations as well as civil and criminal liability. In addition, some environmental laws and regulations impose strict, joint and several liability and responsibility on present and former owners, operators or users of facilities and sites, and entities that disposed or arranged for the disposal of hazardous substances at a third-party site, for contamination at such facilities and sites, without regard to causation or knowledge of contamination. We occasionally evaluate various alternatives with respect to our facilities, including possible dispositions or closures. Investigations undertaken in connection with these activities may lead to discoveries of contamination that must be remediated, and closures of facilities may trigger compliance requirements, including reclamation requirements, that may not be applicable to operating facilities. While compliance with these laws and regulations has not materially adversely affected our operations in the past, there can be no assurance that these requirements, laws or regulations will not change and that compliance will not adversely affect our operations in the future. Furthermore, we cannot provide assurance that existing or future circumstances or developments with respect to contamination will not require us to make significant remediation or restoration expenditures.

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

•

We may be exposed to liabilities under the Foreign Corrupt Practices Act (“FCPA”) and any determination that we or any of our subsidiaries has violated the FCPA could have a material adverse effect on our business. The FCPA generally prohibits companies and their affiliates from making improper payment to non-U.S. officials for the purpose of obtaining or retaining business. Our internal policies, procedures and Code of Conduct mandate compliance with these anti-corruption laws. However, we operate in some countries known to experience corruption. Despite our training and compliance programs, we cannot provide assurance that our internal policies and procedures will always protect us from violation of such anti-corruption laws committed by our affiliated entities or their respective officers, directors, employees and agents. We could also face fines, sanctions and other penalties from authorities in the relevant foreign jurisdictions, including prohibition of participating in or curtailment of business operations in those jurisdictions and the seizure of certain of our assets. Our customers in those jurisdictions could also seek to impose penalties or take other actions adverse to our interest. In addition, we could face other third-party claims by among others, our stockholders, debt holders or other interest holders or constituents. Violations of FCPA laws, allegations of such violations and/or disclosure related to any relevant investigation could have a material adverse impact on our financial position, results of operations, cash flows and liquidity for reasons including, but not limited to, an adverse effect our reputation, our ability to obtain new business or retain existing business, to attract and retain employees, to access the capital markets and/or could give rise to an event of default under the agreements governing our debt instruments.

RISKS RELATED TO INFORMATION TECHNOLOGY

•	Changes to our outsourced software or infrastructure vendors as well as any sudden loss, breach of security, disruption or unexpected data or vendor loss associated with our information technology systems could have a material adverse effect on our business. We rely on third-party software and infrastructure to run critical accounting, project management and financial information systems. If software or infrastructure vendors decide to discontinue further development, integration or long-term maintenance support for our information systems, or there is any system interruption, delay, breach of security, loss of data or loss of a vendor, we may need to migrate some or all of our accounting, project management and financial information to other systems. Despite business continuity plans, these disruptions could increase our operational expense as well as impact the management of our business operations, which could have a material adverse effect on our financial position, results of operations, cash flows and liquidity.

•	Cybersecurity attacks on or breaches of our information technology environment could result in business interruptions, remediation costs and/or legal claims. To protect confidential customer, vendor, financial and employee information, we employ information security measures that secure our information systems from cybersecurity attacks or breaches. Even with these measures, we may be subject to unauthorized access of digital data with the intent to misappropriate information, corrupt data or cause operational disruptions. If a failure of our safeguarding measures were to occur, or if software or third-party vendors that support our information technology environment are compromised, it could have a negative impact to our business and result in business interruptions, remediation costs and/or legal claims, which could have a material adverse effect on our financial position, results of operations, cash flows and liquidity.
RISKS RELATED TO OUR CAPITAL STRUCTURE
•	Failure to remain in compliance with covenants under our Credit Agreement, service our indebtedness, or fund our other liquidity needs could adversely impact our business. Our failure to comply with any of the restrictive or financial covenants would constitute an event of default under our Credit Agreement. Further, our failure to obtain a waiver or amendments relating to our compliance with any of the restrictive or financial covenants could result in an event of default under our Credit Agreement. Our failure to pay principal, interest or other amounts when due or within the relevant grace period on our 2.75% Convertible Notes or our Credit Agreement would constitute an event of default under the indenture governing our 2.75% Convertible Notes or the Credit Agreement. A default under our Credit Agreement could result in (i) us no longer being entitled to borrow under such facility; (ii) termination of such facility; (iii) the requirement that any letters of credit under such facility be cash collateralized; (iv) acceleration of amounts owed under the Credit Agreement; and/or (v) foreclosure on any lien securing the obligations under such facility. A default under the indenture governing our 2.75% Convertible Notes could result in acceleration of the maturity of the notes. If we are unable to service our debt obligations or fund our other liquidity needs, we could be forced to curtail our operations, reorganize our capital structure (including through bankruptcy proceedings) or liquidate some or all of our assets in a manner that could cause holders of our securities to experience a partial or total loss of their investment in us.

•

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our debt. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including our 2.75% Convertible Notes and the obligations under our Credit Agreement, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate sufficient cash flow from operations in the future to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the financial markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

•

The convertible note hedge and warrant transactions may affect the value of our common stock. In connection with our 2.75% Convertible Notes offering, we entered into convertible note hedge transactions with option counterparties. We also entered into warrant transactions with the option counterparties. The convertible note hedge transactions are expected generally to reduce the potential dilution to our common stock upon conversion of the 2.75% Convertible Notes and/or offset any cash payments we elect to make in excess of the principal amount of converted notes, as the case may be. However, the warrant transactions could separately have a dilutive effect on our common stock to the extent that the market price per share of our common stock exceeds the strike price of the warrants and we deliver shares of our common stock upon exercise of such warrants instead of paying cash. Additionally, in connection with establishing their initial hedge of the convertible note hedge and warrant transactions, the option counterparties may have entered into various derivative transactions with respect to our common stock. The option counterparties may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions. This activity could cause an increase or a decrease in the market price of our common stock. The effect, if any, of these transactions and activities on the market price of our common stock will depend in part on market conditions and cannot be ascertained at this time, but these activities could adversely affect the market price of our common stock.

•

We are subject to counterparty risk with respect to the convertible note hedge transactions. The option counterparties are financial institutions, and we will be subject to the risk that one or more of such option counterparties may default under the convertible note hedge transactions. Our exposure to the credit risk of the option counterparties is not, and will not be, secured by any collateral. If any option counterparty becomes subject to bankruptcy or other insolvency proceedings with respect to such option counterparty’s obligations under the relevant convertible note hedge transaction, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under such transaction. Our exposure will depend on many factors but, generally, an increase in our exposure will be positively correlated to an increase in our common stock market price and in the volatility of the market price of our common stock. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and dilution with respect to our common stock. While all option counterparties were deemed to be of suitable financial strength on the transaction date, we can provide no assurance as to the financial stability or viability of any option counterparty.

•

The price of our common stock historically has been volatile. Our stock price may continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including the other factors discussed in “Risks Factors”; variations in our quarterly operating results from our expectations or those of securities analysts or investors; downward revisions in securities analysts’ estimates; and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments. In addition, the sale or the availability for sale of a large number of shares of common stock in the public market may cause the price of our common stock to decline.

•

Delaware law and our charter documents may impede or discourage a takeover, which could reduce the market price of our common stock. We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change in control would be beneficial to our existing stockholders. In addition, our Board of Directors has the power, without stockholder approval, to designate the terms of one or more series of preferred stock and issue shares of preferred stock. The ability of our Board of Directors to create and issue a new series of preferred stock and certain provisions of Delaware law and our certificate of incorporation and bylaws could impede a merger, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer for our common stock, which, under certain circumstances, could reduce the market price of our common stock.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Quarry Properties

As of December 31, 2019, we had 43 active and 16 inactive permitted quarry properties available for the extraction of sand and gravel and hard rock, all of which are located in the western United States. All of our quarries are open-pit and are primarily accessible by road. We process aggregates into construction materials for internal use and for sale to third parties. Our plant equipment is powered mostly by electricity provided by local utility companies. The following map shows the approximate locations of our permitted quarry properties as of December 31, 2019.

As of December 31, 2019, we estimated our permitted proven(1) and probable(2) aggregate reserves to be approximately 716.4 million tons with an average permitted life of approximately 53.5 years at present operating levels. Present operating levels are determined based on a three-year annual average aggregate production rate of 13.4 million tons. Reserve estimates were made by our geologists and engineers based primarily on drilling studies. Reserve estimates are based on various assumptions, and any material inaccuracies in these assumptions could have a material impact on the accuracy of our reserve estimates. These properties are used by all of our segments.

(1) Proven reserves are determined through the testing of samples obtained from closely spaced subsurface drilling and/or exposed pit faces. Proven reserves are sufficiently understood so that quantity, quality, and engineering conditions are known with sufficient accuracy to be mined without the need for any further subsurface work. Actual required spacing is based on geologic judgment about the predictability and continuity of each deposit.

(2) Probable reserves are determined through the testing of samples obtained from subsurface drilling but the sample points are too widely spaced to allow detailed prediction of quantity, quality, and engineering conditions. Additional subsurface work may be needed prior to mining the reserve.

The following tables present information about our quarry properties as of December 31, 2019 (tons in millions):

	Type
Quarry Properties	Sand & Gravel	Hard Rock	Permitted Aggregate Reserves (tons)	Unpermitted Aggregate Reserves (tons)	Three-Year Annual Average Production Rate (tons)	Average Reserve Life
Owned quarry properties	23	4	378.9	274.7	8.3	40.5
Leased quarry properties (1)	20	12	337.5	53.6	5.1	74.9

(1) Our leases have terms which range from month-to-month to 45 years with most including an option to renew and includes royalty related agreements.

		Permitted Reserves for Each Product Type (tons)		Percentage of Permitted Reserves Owned and Leased
State	Number of Properties	Sand & Gravel	Hard Rock	Owned	Leased
California	24	302.4	213.7	48%	52%
Non-California	35	113.8	86.5	65%	35%

Plant Properties

We operate plants at our quarry sites to process aggregates into construction materials. Some of our sites may have more than one crushing, concrete or asphalt processing plant. The following table presents the number of plants we owned:

December 31,	2019	2018
Aggregate crushing plants	29	29
Asphalt concrete plants	49	49
Cement concrete batch plants	4	5
Asphalt rubber plants	7	7
Lime slurry plants	6	6
Pipe liner product factories	2	2

These plants are used by all of our segments.

Other Properties

The following table provides our estimate of certain information about other properties as of December 31, 2019:

	Land Area (acres)	Building Square Feet
Office and shop space (owned and leased)	1,290	2,205,202

The office and shop space is used by all of our segments.

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

Liabilities relating to legal proceedings and government inquiries, to the extent that we have concluded such liabilities are probable and the amounts of such liabilities are reasonably estimable, are recorded in the consolidated balance sheets. The aggregate liabilities recorded as of December 31, 2019 and 2018 related to these matters were immaterial. The aggregate range of possible loss related to (i) matters considered reasonably possible, and (ii) reasonably possible amounts in excess of accrued losses recorded for probable loss contingencies, including those related to liquidated damages, could have a material impact on our consolidated financial statements if they become probable and the reasonably estimable amount is determined.

On August 13, 2019, a securities class action was filed in the United States District Court for the Northern District of California against the Company, James H. Roberts, our former President and Chief Executive Officer, and Jigisha Desai, our former Senior Vice President and Chief Financial Officer and current Executive Vice President and Chief Strategy Officer. An Amended Complaint was filed on February 20, 2020 that, among other things, added Laurel Krzeminski, our former Chief Financial Officer, as a defendant. The amended complaint is brought on behalf of an alleged class of persons or entities that acquired our common stock between April 30, 2018 and October 24, 2019, and alleges claims arising under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The Amended Complaint seeks damages based on allegations that in the Company’s SEC filings the defendants made false and/or misleading statements and failed to disclose material adverse facts about the Company’s business, operations and prospects. On May 20, 2020, the Court denied, in part, the Defendants’ Motion to Dismiss the Amended Complaint.  On January 21, 2021, the Court granted Plaintiff’s motion for class certification.  We are in the pretrial stages of the litigation, and we cannot predict the outcome or consequences of this case, which we intend to defend vigorously.

On October 23, 2019, a putative class action lawsuit was filed in the Superior Court of California, County of Santa Cruz against the Company, James H. Roberts, our former President and Chief Executive Officer; Laurel Krzeminski, our former Chief Financial Officer, and the then-serving Board of Directors on behalf of persons who acquired shares of Company common stock in the Company’s June 2018 merger with Layne. The complaint asserts causes of action under the Securities Act of 1933 and alleges that the registration statement and prospectus were negligently prepared and included materially false and misleading statements and failed to disclose facts required to be disclosed. On August 10, 2020, the Court sustained our demurrer dismissing the complaint with leave to amend.  On September 16, 2020, the plaintiff filed an amended complaint asserting causes of action under the Securities Act of 1933 against the previously named defendants and PricewaterhouseCoopers LLP.  We have filed a demurrer seeking to dismiss the amended complaint. We are in the preliminary stages of the litigation and, as a result, we cannot predict the outcome or consequences of the case, which we intend to defend vigorously.

On May 6, 2020, a stockholder derivative lawsuit was filed in the United States District Court for the Northern District of California against James H. Roberts, our former President and Chief Executive Officer, Jigisha Desai, our former Senior Vice President and Chief Financial Officer and current Executive Vice President and Chief Strategy Officer, Laurel Krzeminski, our former Chief Financial Officer, and our then-current Board of Directors (collectively, the “Individual Defendants”), and the Company, as a nominal defendant, asserting claims for breach of fiduciary duty, unjust enrichment, and violations of the Securities Exchange Act of 1934 that occurred between April 30, 2018 and October 24, 2019. The lawsuit alleges that the Individual Defendants knowingly inflated the Company’s revenue, income, and margins in violation of U.S. GAAP, which caused the results during the relevant periods to be materially false and misleading. The Complaint seeks monetary damages and corporate governance reforms. The Court has ordered that the lawsuit in the derivative action be stayed until further order of the Court or until entry of a final judgment in the putative securities class action lawsuit filed in the United States District Court for the Northern District of California. We are in the preliminary stages of the litigation and, as a result, we cannot predict the outcome or consequences of this case, which we intend to defend vigorously.

As of December 31, 2019, no liability related to above matters was recorded because we have concluded such liabilities are not probable and the amounts of such liabilities are not reasonably estimable.

In connection with our disclosure of the Audit Committee’s independent Investigation, we voluntarily contacted the San Francisco office of the SEC Division of Enforcement regarding that Investigation. The SEC has issued us subpoenas for documents in connection with the independent Investigation. We have produced documents to the SEC regarding the accounting issues identified during the independent Investigation and will continue to cooperate with the SEC in its investigation.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange under the ticker symbol GVA. As of February 16, 2021, there were 45,676,813 shares of our common stock outstanding held by 711 shareholders of record. We have paid quarterly cash dividends since the second quarter of 1990, and we expect to continue to do so.

The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended December 31, 2019:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
October 1, 2019 through October 31, 2019	53	$34.55	—	$187,090,044
November 1, 2019 through November 30, 2019	1,260,117	$23.75	1,260,000	$157,165,044
December 1, 2019 through December 31, 2019	1,855	$28.00	—	$157,165,044
	1,262,025	$23.76	1,260,000

(1) Includes 53, 117 and 1,855 shares purchased during October 2019, November 2019 and December 2019, respectively, in connection with employee tax withholding for units vested under our 2012 Equity Incentive Plan.

(2) As announced on April 29, 2016, on April 7, 2016, the Board of Directors authorized us to purchase up to $200.0 million of our common stock at management’s discretion. As part of this authorization we have established a share repurchase program to facilitate common stock repurchases. During the fourth quarter of 2019, we purchased approximately 1.26 million shares at an average price of $23.75 per share for $29.9 million in connection with the issuance of our 2.75% Convertible Notes. The specific timing and amount of any future purchases will vary based on market conditions, securities law limitations and other factors.

Performance Graph

The following graph compares the cumulative 5-year total return provided to Granite Construction Incorporated’s common stock holders relative to the cumulative total returns of the S&P 500 index and the Dow Jones U.S. Heavy Construction index. The Dow Jones U.S. Heavy Construction index includes the following companies: AECOM, Emcor Group Inc., Fluor Corp, Jacobs Engineering Group Inc., Mastec Inc., Quanta Services Inc. and Valmont Industries Inc. Certain of these companies differ from Granite in that they derive more revenue and profit from non-U.S. operations and have customers in different markets. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2014 through December 31, 2019.

December 31,	2014	2015	2016	2017	2018	2019
Granite Construction Incorporated	$100.00	$114.53	$148.41	$172.80	$110.94	$77.33
S&P 500	100.00	101.38	113.51	138.29	132.23	173.86
Dow Jones U.S. Heavy Construction	100.00	88.48	109.14	115.00	84.97	113.99

Item 6. SELECTED FINANCIAL DATA

The following table presents Granite’s selected consolidated financial data on or as of the dates and for the periods indicated. The selected consolidated financial data presented below should be read together with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements including the notes thereto included elsewhere in this Form 10-K. These historical results are not necessarily indicative of the results of operations to be expected for any future period. Certain prior period amounts have been restated for the correction of misstatements as explained in detail in the Explanatory Note above as well as in Note 2 of “Notes to the Consolidated Financial Statements.”

Selected Consolidated Financial Data
		As Restated
Years Ended December 31,	2019	2018	2017	2016	2015
Operating Summary (1), (3), (4)	(In Thousands, Except Per Share Data)
Revenue	$3,445,606	$3,287,031	$2,958,374	$2,480,559	$2,351,709
Gross profit	221,678	334,840	278,741	258,018	280,020
As a percent of revenue	6.4%	10.2%	9.4%	10.4%	11.9%
Selling, general and administrative expenses	307,981	272,776	220,400	217,049	197,456
As a percent of revenue	8.9%	8.3%	7.5%	8.8%	8.4%
Acquisition and integration expenses (2)	15,299	61,520	—	—	—
As a percent of revenue	0.4%	1.9%	—%	—%	—%
Net (loss) income	(56,702)	11,536	42,457	39,435	56,378
Amount attributable to non-controlling interests	(3,489)	(10,954)	(8,341)	(7,439)	(7,763)
Net (loss) income attributable to Granite Construction Incorporated	(60,191)	582	34,116	31,996	48,615
As a percent of revenue	(1.7%)	—%	1.2%	1.3%	2.1%
Net (loss) income per share attributable to common shareholders:
Basic	$(1.29)	$0.01	$0.86	$0.81	$1.24
Diluted	$(1.29)	$0.01	$0.84	$0.80	$1.22
Weighted average shares of common stock:
Basic	46,559	43,564	39,795	39,557	39,337
Diluted	46,559	44,025	40,372	40,225	39,868
Dividends per common share	$0.52	$0.52	$0.52	$0.52	$0.52
Consolidated Balance Sheets (1), (3), (4)
Total assets	$2,502,088	$2,427,150	$1,842,521	$1,713,779	$1,614,558
Cash, cash equivalents and marketable securities	295,072	338,904	366,501	317,105	358,531
Working capital	534,885	603,067	483,731	497,280	500,287
Current maturities of long-term debt	8,244	47,286	46,048	14,796	14,800
Long-term debt	356,108	335,119	178,453	229,498	244,323
Other long-term liabilities	125,508	65,240	44,085	45,989	45,096
Granite shareholders’ equity	1,141,471	1,243,730	873,450	849,350	827,726
Common shares outstanding	45,504	46,666	39,871	39,621	39,413
Contract backlog	$3,734,262	$3,787,197	$3,785,938	$3,518,185	$2,925,636

(1) The operating summary information for the years ended December 31, 2019 and 2018 and the consolidated balance sheets as of December 31, 2019 and 2018 include results, assets acquired and liabilities assumed from the acquisitions of Layne and LiquiForce (see Note 3 of the “Notes to the Consolidated Financial Statements”).

(2) During the years ended December 31, 2019 and 2018, we incurred $15.3 million and $61.5 million, respectively, in acquisition and integration costs that were primarily in connection with acquisitions of Layne and LiquiForce. See Note 3 of “Notes to the Consolidated Financial Statements.”

(3) During the year ended December 31, 2019, we adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases, and subsequently issued additional related ASUs and during the year ended December 31, 2018, we adopted ASC Topic 606, Revenue from Contracts with Customers, and subsequently issued related ASUs which were both applied using modified retrospective method with no prior period adjustments.

(4) During the year ended December 31, 2019, we restated our consolidated financial statements for the years ended December 31, 2018 and 2017. See Explanatory Note above and Note 2 of “Notes to the Consolidated Financial Statements” for additional information. The unaudited adjustments for the years ended December 31, 2016 and 2015 are reflected in the above table and are similar in nature to those discussed in Explanatory Note above as well as in Note 2 of “Notes to the Consolidated Financial Statements.”

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement

As described in the Explanatory Note above and in Note 2 of “Notes to the Consolidated Financial Statements,” we have restated our consolidated financial statements for the years ended December 31, 2018 and 2017.

General

On June 14, 2018, we completed the $349.8 million acquisition of Layne Christensen Company (“Layne”), a U.S.-based global water management, infrastructure services and drilling company in a stock-for-stock merger which was comprised of $321.0 million in Company common stock, $28.8 million in cash to settle all outstanding stock options, restricted stock awards and unvested Layne performance shares and we assumed $191.5 million in convertible notes at fair value. On April 3, 2018, we acquired LiquiForce, a privately owned company which provides sewer lining rehabilitation services to public and private sector water and wastewater customers in both Canada and the U.S. We acquired LiquiForce for $35.9 million in cash primarily borrowed under our revolving credit facility. See Notes 3 and 15 of “Notes to the Consolidated Financial Statements” for further discussion of Layne and Liquiforce acquisitions. On May 22, 2019, we acquired certain assets and equipment of Lametti & Sons, Inc. a Minnesota-based company with expertise in cured-in-place pipe rehabilitation and trenchless renewal for $6.2 million in cash.

We deliver infrastructure solutions for public and private clients primarily in the United States. We are one of the largest diversified infrastructure companies in the United States. Within the public sector, we primarily concentrate on heavy-civil infrastructure projects, including the construction of streets, roads, highways, mass transit facilities, airport infrastructure, bridges, trenchless and underground utilities, power-related facilities, water-related facilities, well drilling, utilities, tunnels, dams and other infrastructure-related projects. Within the private sector, we perform site preparation, mining services and infrastructure services for residential development, energy development, commercial and industrial sites, and other facilities, as well as provide construction management professional services.

Our reportable business segments are the same as our operating segments and correspond with how our chief operating decision maker (our President) regularly reviews financial information to allocate resources and assess performance. Our reportable business segments are: Transportation, Water, Specialty and Materials. See Note 22 of “Notes to the Consolidated Financial Statements” for additional information about our reportable business segments. In addition to business segments, we review our business by operating groups. In alphabetical order, our operating groups are defined as follows: (i) California; (ii) Federal, which primarily includes offices in California, Colorado, Texas and Guam; (iii) Heavy Civil, which primarily includes offices in California, Florida and Texas (the New York office was closed in January 2021); (iv) Midwest, which primarily includes offices in Illinois; (v) Northwest, which primarily includes offices in Alaska, Arizona, Nevada, Utah and Washington; and (vi) Water and Mineral Services, which includes offices across the United States, Canada and Mexico.

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

Revenue Recognition

Our revenue is primarily derived from construction contracts that can span several quarters or years in our Transportation, Water and Specialty segments and from sales of construction related materials in our Materials segment. We recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, and subsequently issued additional related ASUs (“Topic 606”), which we adopted on January 1, 2018. Topic 606 provides for a five-step model for recognizing revenue from contracts with customers as follows:

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

The transaction price is the amount of consideration to which we expect to be entitled in exchange for transferring goods and services to the customer. The contractual consideration from customers of our Transportation, Water and Specialty segments may include both fixed amounts and variable amounts (e.g. bonuses/incentives or penalties/liquidated damages) to the extent that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved (i.e., probable and estimable). When a contract has a single performance obligation, the entire transaction price is attributed to that performance obligation. When a contract has more than one performance obligation, the transaction price is allocated to each performance obligation based on estimated relative standalone selling prices of the goods or services at the inception of the contract, which typically is determined using cost plus an appropriate margin.

Subsequent to the inception of a contract in our Transportation, Water and Specialty segments, the transaction price could change for various reasons, including executed or unapproved change orders and unresolved contract modifications and/or affirmative claims. Changes that are accounted for as an adjustment to existing performance obligations are allocated on the same basis at contract inception. Otherwise, changes are accounted for as separate performance obligation(s) and the separate transaction price is allocated as discussed above.

Changes are made to the transaction price from unapproved change orders to the extent the amount can be reasonably estimated and recovery is probable.

On certain projects we have submitted and have pending unresolved contract modifications and/or affirmative claims (“affirmative claims”) to recover additional costs and the associated profit, if applicable, to which the Company believes it is entitled under the terms of contracts with customers, subcontractors, vendors or others. The owners or their authorized representatives and/or other third parties may be in partial or full agreement with the modifications or affirmative claims, or may have rejected or disagree entirely or partially as to such entitlement.

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

Certain construction contracts in our Transportation, Water and Specialty segments include retention provisions to provide assurance to our customers that we will perform in accordance with the contract terms and are not considered a financing benefit. The balances billed but not paid by customers pursuant to these provisions generally become due upon completion and acceptance of the project work or products by the customer. We have determined there are no significant financing components in our contracts during the years ended December 31, 2019 and 2018.

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

The accuracy of our revenue and profit recognition in a given period depends on the accuracy of our estimates of the forecasted revenue and cost to complete each project. Cost estimates for all of our significant projects use a detailed “bottom up” approach. There are a number of factors that can contribute to changes in estimates of contract cost and profitability. The most significant of these include:

•	changes in costs of labor and/or materials;
•	subcontractor costs, availability and/or performance issues;
•	extended overhead and other costs due to owner, weather and other delays;
•	changes in productivity expectations;
•	changes from original design on design-build projects;
•	our ability to fully and promptly recover on affirmative claims and back charges for additional contract costs;
•	a change in the availability and proximity of equipment and materials;
•	complexity in original design;
•	length of time to complete the project;
•	the availability and skill level of workers in the geographic location of the project;
•	site conditions that differ from those assumed in the original bid;
•	costs associated with scope changes; and
•	the customer’s ability to properly administer the contract.

The foregoing factors, as well as the stage of completion of contracts in process and the mix of contracts at different margins may cause fluctuations in gross profit and gross profit margin from period to period. Significant changes in revenue and cost estimates, particularly in our larger, more complex, multi-year projects have had, and can in future periods have, a significant effect on our profitability.

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

Goodwill

As of December 31, 2019 and 2018, we had eight reporting units in which goodwill was recorded as follows:

•	Midwest Group Transportation
•	Midwest Group Specialty
•	Northwest Group Transportation
•	Northwest Group Materials
•	California Group Transportation
•	Water and Mineral Services Group Water
•	Water and Mineral Services Group Specialty
•	Water and Mineral Services Group Materials

The three reporting units related to the Water and Mineral Services Group were primarily derived from the Layne and LiquiForce acquisitions in 2018.

We perform our goodwill impairment tests annually as of November 1 and more frequently when events and circumstances occur that indicate a possible impairment of goodwill. Examples of such events or circumstances include, but are not limited to, the following:

•	a significant adverse change in the business climate;
•	a significant adverse change in legal factors or an adverse action or assessment by a regulator;
•	a more likely than not expectation that a segment or a significant portion thereof will be sold; or
•	the testing for recoverability of a significant asset group within the segment.

In accordance with U.S. GAAP, we can elect to perform a qualitative assessment to test a reporting unit’s goodwill for impairment or perform a quantitative impairment test. Based on a qualitative assessment, if we determine that the fair value of a reporting unit is more likely than not to be less than its carrying amount, the quantitative impairment test will be performed.

In performing the quantitative goodwill impairment tests, we calculate the estimated fair value of the reporting unit in which the goodwill is recorded using the discounted cash flows and market multiple methods. Judgments inherent in these methods include the determination of appropriate discount rates, the amount and timing of expected future cash flows, revenue and margin growth rates, and appropriate benchmark companies. The cash flows used in our 2019 discounted cash flow model were based on five-year financial forecasts developed internally by management adjusted for market participant-based assumptions. Our discount rate assumptions are based on an assessment of the equity cost of capital and appropriate capital structure for our reporting units. To assess for reasonableness we compare the estimated fair values of the reporting units to our current market capitalization.

The estimated fair value is compared to the net book value of the reporting unit, including goodwill. If the fair value of the reporting unit exceeds its net book value, goodwill of the reporting unit is considered not impaired. If the fair value of the reporting unit is less than its net book value, goodwill is impaired and the excess of the reporting unit’s net book value over the fair value is recognized as a non-cash impairment charge.

For our 2019 annual goodwill impairment test, we conducted quantitative impairment tests for the Midwest Group Specialty and Water and Mineral Services Group Water, Specialty and Materials reporting units, and concluded that goodwill was not impaired since the estimated fair value for each of our reporting units exceeded their respective net book values. The assessment for the Midwest Group Specialty and Water and Mineral Services Group Specialty reporting units indicated that their estimated fair values exceeded their net book values (i.e., headroom) by over 30%. The Midwest Group Specialty reporting unit is susceptible to fluctuations in results depending on awarded work given the large size and limited frequency of awards. The assessment for the Water and Mineral Services Group Water and Water and Mineral Services Group Materials reporting units indicated that their estimated fair value exceeded their net book value by under 20%, as the estimated fair values align with the recent purchase prices of the reporting units to which these assets are assigned. While we believe the current headroom is adequate to absorb fluctuations, a material decline in job win rates or insufficient business growth could have a material impact to these reporting units’ estimated fair values.

After assessing the totality of events and circumstances, we determined that it is more likely than not that the fair value of Midwest Group Transportation, Northwest Group Transportation, Northwest Group Materials and California Group Transportation reporting units were greater than the carrying amounts; therefore, we elected to perform a qualitative analysis and a quantitative goodwill impairment test was not performed for these reporting units. Factors we considered were macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, changes in management or key personnel, changes in strategy, changes in customers, changes in the composition or carrying amount of a reporting segments’ net assets, and changes in our stock price.

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

Current Economic Environment and Outlook

Impact of COVID-19 on Our Business

The COVID-19 pandemic has resulted, and is likely to continue to result, in substantial economic disruption for the foreseeable future. While there is optimism that the pandemic will come to an end with the prevalence of vaccines, significant uncertainty continues to exist with the resurgence of cases and the economic restrictions in many states.

With regard to the COVID-19 pandemic, our first priority is to continue to do everything we can to ensure the safety, health and hygiene of our employees, customers, suppliers and others with whom we partner in our business activities. Subject to that and with appropriate risk mitigation and safety practices, we are doing everything we can to carry on our operations in this unprecedented business environment in which we find ourselves.

Work on most of our projects continues as the Company performs services that are categorized under one or more of the “Essential Critical Infrastructure Sectors,” as defined by federal and state law. However, our operations in Mexico and Canada have been impacted with local COVID-19 work restrictions and travel bans, and we have experienced temporary suspensions or reduced project activities as a result of COVID-19 contributing in some cases to employee and subcontractor absences. This disruption has been most impactful to our Water and Mineral Services Group and certain operations located in Washington and Arizona.

In the face of rapidly changing market conditions, we are continually monitoring the status of our balance sheet and access to liquidity. Despite the ongoing pandemic, our balance sheet has strengthened in response to the efforts of our teams across the country. Given the uncertain market environment including the uncertain impact of reduced state and local tax receipts due to the pandemic, Granite continues to be focused on our liquidity through maximizing the return on capital investments and minimizing travel and related expenditures.

Granite’s backlog continues to be strong. This year we are seeing increased interest in best-value or alternative delivery procurement work by the state Department of Transportations, such as California and Utah, along with other state agencies. This shift will create a delay in certain project bookings in the short term, but we believe will give us the opportunity for larger future work with historically higher margins.

Funding for our public work projects, which is around 75% of our portfolio, is dependent on federal, state, regional and local revenues. At the federal level, Congress on September 30, 2020 approved the one-year extension of the Fixing America’s Surface Transportation (“FAST”) Act with flat funding levels as well as a $13.6 billion infusion to the Highway Trust Fund from the general fund, providing state and local governments the visibility needed to plan for 2021 construction programs. In late December 2020, Congress approved a $10 billion relief spending bill for state departments of transportation as part of the Coronavirus Response and Relief Act to help offset pandemic-induced revenue declines. Based on estimates provided by The Federal Highway Administration, over $1.5 billion of the relief fund is apportioned to Granite Construction’s vertically-integrated states. While a permanent revenue solution for the Highway Trust Fund is not yet in place, it continues to remain a stabilizing force for transportation markets. We are optimistic that Congress and the Administration will jointly move forward in 2021 to pass a bipartisan Federal Infrastructure Bill, which we believe will meaningfully improve the programming visibility for state and local governments, starting with the 2022 construction season.

At state, regional and local levels, voter-approved state and local transportation measures continue to support infrastructure spending. In the November 2020 elections, voters in 18 states approved 94% of state and local ballot initiatives that will provide an additional $14 billion in one-time and recurring revenue for transportation improvements. In California, our top revenue-generating state, a significant part of the state infrastructure spend is funded through Senate Bill 1 (SB-1), the Road Repair and Accountability Act of 2017, which is a 10-year, $54.2 billion program. Revenue collected through SB-1 is on track to increase over the next 5 years. While we are encouraged by these funding supports, some of our core states are nevertheless experiencing financial headwinds from the pandemic, which may negatively impact transportation infrastructure spending during the first nine months of 2021. We closely monitor these funding trends and manage our pursuit pipeline accordingly.

While funding uncertainties caused by the COVID-19 pandemic disrupted the normal cadence of project bids in our water-related construction, water resources and wastewater rehabilitation businesses, market demand and local funding opportunities remain resilient. Across the Water segment’s end markets, states and municipal water authorities are weighing options for overdue water and wastewater infrastructure investment. For our wastewater rehabilitation business, this includes potential awards for infrastructure improvements mandated through consent decrees. At the federal level, Congress approved the Water Resources Development Act of 2020 and authorized spending $9.9 billion for 46 new flood control, harbor, ecosystem and lock and dam projects on waterways across the nation. This legislation unlocked the roughly $10 billion balance in the Harbor Maintenance Trust Fund including allowing access to $500 million in appropriations to the Army Corps.

For a further discussion of the uncertainties and business risks associated with the COVID-19 pandemic, see the section entitled “Risk Factors” in this Quarterly Report.

Heavy Civil Strategic Review

Through this challenging time, the Company has not lost sight of its strategic review initiatives related to the Heavy Civil operating group to reduce enterprise exposure to large, complex projects where risks are difficult to mitigate. The Company concluded that historical industry pricing and associated risk for this type of work does not align with the Company’s stakeholder expectations. Under a new management team, we have narrowed the footprint of our Heavy Civil operating group, including the closure of our New York office in January 2021. Our focus is to pursue opportunities in markets where Granite’s presence, capabilities and resources provide strategic advantages, with strong margin expectations.

Impact of Independent Audit/Compliance Committee Investigation

As a result of our delay in filing our 2019 Annual Report on Form 10-K, there are jurisdictions across the country where we were unable to bid on public projects due to various financial statement filing requirements. This has mainly impacted certain public agency bidding opportunities. Granite teams across the country have continued to work with the various public agencies on these challenges. Through the work of Granite teams, the inability to bid in certain jurisdictions has not had a significant impact to Granite’s liquidity or results of operations.

Results of Operations

Our operations are typically affected more by weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability.

Comparative Financial Summary
		As Restated
Years Ended December 31,	2019	2018	2017
(in thousands)
Total revenue	$3,445,606	$3,287,031	$2,958,374
Gross profit	221,678	334,840	278,741
Selling, general and administrative expenses	307,981	272,776	220,400
Acquisition and integration expenses	15,299	61,520	—
Operating (loss) income	(82,899)	8,216	62,523
Total other income	(5,821)	(112)	(5,748)
Amount attributable to non-controlling interests	(3,489)	(10,954)	(8,341)
Net (loss) income attributable to Granite Construction Incorporated	(60,191)	582	34,116

Revenue

Total Revenue by Segment

			As Restated
Years Ended December 31,	2019		2018		2017
(dollars in thousands)
Transportation	$1,892,149	54.9%	$1,946,750	59.3%	$1,912,006	64.6%
Water	468,730	13.6	345,861	10.5	132,973	4.5
Specialty	727,537	21.1	625,666	19.0	620,619	21.0
Materials	357,190	10.4	368,754	11.2	292,776	9.9
Total	$3,445,606	100.0%	$3,287,031	100.0%	$2,958,374	100.0%

Transportation Revenue

			As Restated
Years Ended December 31,	2019		2018		2017
(dollars in thousands)
California	$581,074	30.8%	$607,737	31.2%	$470,996	24.6%
Federal	688	—	683	—	31,406	1.6
Heavy Civil	671,923	35.5	788,722	40.6	738,576	38.7
Midwest	100,235	5.3	84,523	4.3	60,007	3.1
Northwest	538,229	28.4	465,085	23.9	611,021	32.0
Total	$1,892,149	100.0%	$1,946,750	100.0%	$1,912,006	100.0%

Transportation revenue in 2019 decreased $54.6 million, or 2.8%, compared to 2018 primarily due to a decrease from net negative revisions in estimates of approximately $73.5 million primarily in the Heavy Civil operating group related to increased project completion costs, schedule delays, lower productivity than originally anticipated, performance of a significant amount of unresolved disputed work and an unfavorable court ruling on a designer back charge claim (see Note 4 of “Notes to the Consolidated Financial Statements” for more information). The revenue decline was also due to a decrease in the California operating group from unfavorable weather during the first half of 2019 and was partially offset by increased activity levels in the Northwest operating group from beginning the year with higher contract backlog as well as from new awards in 2019. During 2019 and 2018, the predominant source of revenue earned in the Transportation segment was from the public sector.

Water Revenue

			As Restated
Years Ended December 31,	2019		2018		2017
(dollars in thousands)
California	$25,005	5.3%	$52,757	15.3%	$39,071	29.4%
Federal	1,171	0.2	2,116	0.6	1,884	1.4
Heavy Civil	13,215	2.8	19,472	5.6	22,427	16.9
Midwest	39	—	1,930	0.6	7,004	5.3
Northwest	5,964	1.3	3,882	1.1	623	0.5
Water and Mineral Services	423,336	90.4	265,704	76.8	61,964	46.5
Total	$468,730	100.0%	$345,861	100.0%	$132,973	100.0%

Water revenue in 2019 increased $122.9 million, or 35.5%, compared to 2018 primarily due to the Water and Mineral Services operating group 2019 revenue including full year results from the Layne and LiquiForce acquisitions both of which occurred in the second quarter of 2018. The increases were partially offset by decreases in the California operating group from unfavorable weather conditions during the first half of 2019 and from emergency work performed in early 2018 that was not repeated in 2019. During 2019 and 2018, the predominant source of revenue earned in the Water segment was from the public sector.

Specialty Revenue

			As Restated
Years Ended December 31,	2019		2018		2017
(dollars in thousands)
California	$187,556	25.8%	$143,471	22.9%	$160,572	25.9%
Federal	83,844	11.5	41,471	6.6	5,196	0.8
Heavy Civil	2,206	0.3	—	—	—	—
Midwest	153,548	21.1	222,565	35.6	349,948	56.4
Northwest	211,094	29.0	159,516	25.5	104,793	16.9
Water and Mineral Services	89,289	12.3	58,643	9.4	110	—
Total	$727,537	100.0%	$625,666	100.0%	$620,619	100.0%

Specialty revenue in 2019 increased $101.9 million, or 16.3%, when compared to 2018 due to increased activity levels in the Northwest operating group which began the year with higher contract backlog and made progress on existing projects, in the California and Federal operating groups from new awards in 2019 and in the Water and Mineral Services operating group from the acquisition of Layne in the second quarter of 2018. These increases were partially offset by decreases in the Midwest operating group which began the year with lower contract backlog. During 2019 and 2018, revenue in the Specialty segment was from both the public and private sectors.

Materials Revenue

			As Restated
Years Ended December 31,	2019		2018		2017
(dollars in thousands)
California	$198,465	55.5%	$213,673	57.9%	$178,048	60.8%
Northwest	140,621	39.4	138,924	37.7	114,728	39.2
Water and Mineral Services	18,104	5.1	16,157	4.4	—	—
Total	$357,190	100.0%	$368,754	100.0%	$292,776	100.0%

Materials revenue in 2019 decreased $11.6 million, or 3.1%, when compared to 2018 resulting from decreases in the California and Water and Mineral Services operating groups from reduced volume due to unfavorable weather conditions in the first half of 2019, partially offset by increases in the Northwest operating group.

Contract Backlog

Our contract backlog consists of the revenue we expect to record in the future on awarded contracts, including 100% of our consolidated joint venture contracts and our proportionate share of unconsolidated joint venture contracts. We generally include a project in our contract backlog at the time a contract is awarded and to the extent we believe contract execution and funding is probable. Certain government contracts where funding is appropriated on a periodic basis are included in contract backlog at the time of the award when it is probable the contract value will be funded and executed.  Awarded contracts that include unexercised contract options or unissued task orders are included in contract backlog to the extent option exercise or task order issuance is probable, respectively, and are identified as other awards in the tables below. Contract options and task orders are included in unearned revenue when exercised or issued, respectively. Substantially all of the contracts in our contract backlog may be canceled or modified at the election of the customer; however, we have not been materially adversely affected by contract cancellations or modifications in the past.

Total Contract Backlog by Segment

			As Restated
December 31,	2019		2018
(dollars in thousands)
Transportation	$2,811,669	75.2%	$2,909,920	76.9%
Water	226,023	6.1	330,083	8.7
Specialty	696,570	18.7	547,194	14.4
Total	$3,734,262	100.0%	$3,787,197	100.0%

Transportation Contract Backlog

			As Restated
December 31,	2019		2018
(dollars in thousands)
Unearned revenue	$2,798,056	99.5%	$2,280,105	78.4%
Other awards (1)	13,613	0.5	629,815	21.6
Total	$2,811,669	100.0%	$2,909,920	100.0%

(1) Other awards include contract awards to the extent we believe contract execution and funding is probable.

			As Restated
December 31,	2019		2018
(dollars in thousands)
California	$526,641	18.7%	$318,155	10.9%
Federal	14,139	0.5	134	—
Heavy Civil	1,484,437	52.8	2,039,134	70.1
Midwest	230,889	8.2	211,647	7.3
Northwest	555,563	19.8	340,850	11.7
Total	$2,811,669	100.0%	$2,909,920	100.0%

Transportation contract backlog of $2.8 billion at December 31, 2019 was $98.3 million, or 3.4%, lower than 2018 primarily due to progress on existing projects in our Heavy Civil operating group reflecting the wind down of projects that began several years ago partially offset by increases from new awards. Significant new awards during the fourth quarter of 2019 included a $347 million highway improvement project in Utah, a $32 million highway reconstruction project in Central California and a $16 million interstate rehabilitation project in Illinois.

Non-controlling partners’ share of Transportation contract backlog as of December 31, 2019 and 2018 was $310.2 million and $218.5 million, respectively.

At December 31, 2019, four contracts in our Transportation segment had total forecasted losses with remaining revenue of $263.6 million, or 9.4%, of Transportation contract backlog. At December 31, 2018, three contracts in our Transportation segment had forecasted losses with remaining revenue of $462.2 million, or 15.9%, of Transportation contract backlog. Provisions are recognized in the consolidated statements of operations for the full amount of estimated losses on uncompleted contracts whenever evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue.

Water Contract Backlog

			As Restated
December 31,	2019		2018
(dollars in thousands)
Unearned revenue	$224,875	99.5%	$219,908	66.6%
Other awards (1)	1,148	0.5	110,175	33.4
Total	$226,023	100.0%	$330,083	100.0%

(1) Other awards include contract awards to the extent we believe contract execution and funding is probable.

			As Restated
December 31,	2019		2018
(dollars in thousands)
California	$19,950	8.8%	$6,163	1.9%
Federal	1,041	0.5	2,195	0.7
Heavy Civil	47,046	20.8	20,957	6.3
Midwest	152	0.1	211	0.1
Northwest	4,545	2.0	786	0.2
Water and Mineral Services	153,289	67.8	299,771	90.8
Total	$226,023	100.0%	$330,083	100.0%

Water contract backlog of $226.0 million as of December 31, 2019 was $104.1 million, or 31.5%, lower than at December 31, 2018 due to progress on existing projects in the Water and Mineral Services operating group partially offset by increases in the Heavy Civil and California operating groups due to increased success rate on bidding activity.

Specialty Contract Backlog

			As Restated
December 31,	2019		2018
(dollars in thousands)
Unearned revenue	$694,297	99.7%	$475,596	86.9%
Other awards (1)	2,273	0.3	71,598	13.1
Total	$696,570	100.0%	$547,194	100.0%

(1) Other awards include contract awards to the extent we believe contract execution and funding is probable.

			As Restated
December 31,	2019		2018
(dollars in thousands)
California	$100,019	14.4%	$63,019	11.5%
Federal	153,563	22.0	149,210	27.3
Heavy Civil	243,329	34.9	—	—
Midwest	137,952	19.8	251,548	46.0
Northwest	61,707	8.9	83,417	15.2
Total	$696,570	100.0%	$547,194	100.0%

Specialty contract backlog of $696.6 million as of December 31, 2019 was $149.4 million, or 27.3%, higher than at December 31, 2018 primarily due to increases in the Heavy Civil and California operating groups from increased success rate on bidding activity partially offset by decreases in the Northwest and Midwest operating groups from progress on existing projects.

Non-controlling partners’ share of Specialty contract backlog as of December 31, 2019 and 2018 was $89.1 million and $119.4 million, respectively.

Gross Profit

The following table presents gross profit by business segment for the respective periods:

		As Restated
Years Ended December 31,	2019	2018	2017
(dollars in thousands)
Transportation	$55,001	$137,086	$129,868
Percent of segment revenue	2.9%	7.0%	6.8%
Water	29,766	59,134	11,544
Percent of segment revenue	6.4	17.1	8.7
Specialty	86,729	89,935	92,247
Percent of segment revenue	11.9	14.4	14.9
Materials	50,182	48,685	45,082
Percent of segment revenue	14.0	13.2	15.4
Total gross profit	$221,678	$334,840	$278,741
Percent of total revenue	6.4%	10.2%	9.4%

Transportation gross profit for the year ended December 31, 2019 decreased by $82.1 million, or 59.9%, when compared to 2018 and segment gross profit as a percentage of segment revenue for 2019 decreased to 2.9% from 7.0% in 2018. The decreases were primarily due to an increase in the net negative impact from revisions in estimates of approximately $84.4 million in the Heavy Civil operating group (see Note 4 of “Notes to the Consolidated Financial Statements”).

Water gross profit for the year ended December 31, 2019 decreased by $29.4 million, or 49.7%, when compared to 2018 and segment gross profit as a percentage of segment revenue for 2019 decreased to 6.4% from 17.1% in 2018. The decreases were primarily a result of decreased revenue in our California operating group due to unfavorable weather in early 2019 and from emergency work performed in early 2018 that was not repeated in 2019 as well as from an increase in the negative net impact from revisions in estimates (See Note 4 of “Notes to the Consolidated Financial Statements”).

Specialty gross profit for the year ended December 31, 2019 decreased by $3.2 million, or 3.6%, when compared to 2018 and segment gross profit as a percentage of segment revenue for 2019 decreased to 11.9% from 14.4% in 2018. The decreases were primarily due to an increase in negative net impact from revisions in estimates (See Note 4 of “Notes to the Consolidated Financial Statements”).

Materials gross profit for the year ended December 31, 2019 increased by $1.5 million, or 3.1%, when compared to 2018 and segment gross profit as a percentage of segment revenue for 2019 increased to 14.0% from 13.2% in 2018 driven by cost reductions.

Selling, General and Administrative Expenses

The following table presents the components of selling, general and administrative expenses for the respective periods:

		As Restated
Years Ended December 31,	2019	2018	2017
(dollars in thousands)
Selling
Salaries and related expenses	$61,863	$55,591	$45,631
Incentive compensation	4,651	5,177	4,412
Restricted stock unit amortization	1,809	2,655	2,569
Other selling expenses	11,195	13,957	7,688
Total selling	79,518	77,380	60,300
General and administrative
Salaries and related expenses	102,032	87,631	77,571
Incentive compensation	7,006	8,542	9,402
Restricted stock unit amortization	6,565	10,149	10,996
Other general and administrative expenses	112,860	89,074	62,131
Total general and administrative	228,463	195,396	160,100
Total selling, general and administrative	$307,981	$272,776	$220,400
Percent of revenue	8.9%	8.3%	7.5%

Selling Expenses

Selling expenses include the costs for estimating and bidding, including offsetting customer reimbursements for portions of our selling/bid submission expenses (i.e. stipends), business development and materials facility permits. Selling expenses can vary depending on the volume of projects in process and the number of employees assigned to estimating and bidding activities. As projects are completed or the volume of work slows down, we temporarily redeploy project employees to bid on new projects, moving their salaries and related costs from cost of revenue to selling expenses. Selling expenses for 2019 increased $2.1 million, or 2.8%, compared to 2018, primarily due to an increase in salaries and related expenses as a result of our acquisitions of Layne and LiquiForce in the second quarter of 2018.

General and Administrative Expenses

General and administrative expenses include costs related to our operational offices that are not allocated to direct contract costs and expenses related to our corporate functions. Other general and administrative expenses include travel and entertainment, outside services, information technology, depreciation, occupancy, training, office supplies, changes in the fair market value of our Non-Qualified Deferred Compensation plan liability and other miscellaneous expenses, none of which individually exceeded 10% of total general and administrative expenses. Total general and administrative expenses for 2019 increased $33.1 million, or 16.9%, compared to 2018 due to an increase in other general and administrative expenses primarily related to a change in the fair market value of our Non-Qualified Deferred Compensation plan liability, which is offset in other income, net, as well as increases in salaries and other general and administrative expenses primarily as a result of our acquisitions of Layne and LiquiForce in the second quarter of 2018.

Acquisition and Integration expenses

Acquisition and integration expenses were $15.3 million and $61.5 million during the years ended December 31, 2019 and 2018, respectively, and were primarily related to the acquisition and integration of LiquiForce and Layne. The decrease during the year ended December 31, 2019 when compared to 2018 was due to a reduction in acquisition expenses as 2019 expenses are primarily related to integration.

Other Income

The following table presents the components of other income for the respective periods:

Years Ended December 31,	2019	2018	2017
(in thousands)
Interest income	$(7,433)	$(6,082)	$(4,742)
Interest expense	18,374	14,571	10,800
Equity in income of affiliates, net	(11,454)	(6,935)	(7,107)
Other income, net	(5,308)	(1,666)	(4,699)
Total other income	$(5,821)	$(112)	$(5,748)

Interest income for 2019 increased $1.4 million when compared to 2018 primarily due to an increase in interest rates associated with our marketable securities and cash equivalents. Interest expense for 2019 increased $3.8 million when compared to 2018 primarily due to draws under our Credit Agreement during 2019 and higher average debt in 2019 reflecting the acquisition of Layne and Liquiforce. Equity in income of affiliates for 2019 increased $4.5 million when compared to 2018 primarily due to an increase in income from foreign affiliates as a result of our acquisition of Layne in the second quarter of 2018. Other income, net for 2019 increased $3.6 million primarily due to changes in the fair market values of our Non-Qualified Deferred Compensation plan assets.

Income Taxes

The following table presents the (benefit from) provision for income taxes for the respective periods:

		As Restated
Years Ended December 31,	2019	2018	2017
(dollars in thousands)
(Benefit from) provision for income taxes	$(20,376)	$(3,208)	$25,814
Effective tax rate	26.4%	(38.5)%	37.8%

Our tax rate increased by 64.9% from (38.5)% to 26.4% when compared to 2018 primarily due to the relative impact of one-time adjustments to provisional amounts recorded in 2018 related to the impact of the U.S. Tax Cuts and Jobs Act of 2017 enacted in December 2017 and non-controlling interest recorded in 2018 which is partially offset by one-time nondeductible acquisition and integration expenses incurred in 2018, which net to a tax benefit, relative to the insignificant income before benefit from income taxes.

Amount Attributable to Non-controlling Interests

The following table presents the income amount attributable to non-controlling interests in consolidated subsidiaries for the respective periods:

		As Restated
Years Ended December 31,	2019	2018	2017
(in thousands)
Amount attributable to non-controlling interests	$(3,489)	$(10,954)	$(8,341)

The increase for 2019 when compared to 2018 was primarily due to income from consolidated construction joint ventures awarded in the third quarter of 2017 winding down.

Prior Years

Revenue: Transportation revenue in 2018 increased $34.7 million, or 1.8%, compared to 2017 due to entering the year with greater contract backlog in the Heavy Civil, California and Midwest operating groups as well as improved success rate on bidding activity in the California and Midwest groups. The increases were partially offset by a decrease in the Northwest operating group due to beginning the year with lower contract backlog.

Water revenue in 2018 increased $212.9 million, or over 100%, compared to 2017 primarily due to increases in the Water and Mineral Services operating group from the Layne and LiquiForce acquisitions. See Note 3 of “Notes to the Consolidated Financial Statements” for further discussion of acquisitions.

Specialty revenue in 2018 increased $5.0 million, or 0.8%, when compared to 2017 due to increases in the Northwest operating group from new awards and in the Federal operating group from entering the year with greater contract backlog in addition to an increase in Water and Mineral Services operating group from the acquisitions of Layne and LiquiForce. The increases were partially offset by decreases in the Midwest and California operating groups from beginning the year with lower contract backlog.

Materials revenue in 2018 increased $76.0 million, or 26.0%, when compared to 2017. In addition to increases in the Water and Mineral services operating group from the acquisition of Layne, increases in the California and Northwest operating groups were due to increases in aggregate and asphalt pricing and volume.

Gross Profit: Transportation gross profit for the year ended December 31, 2018 increased by $7.2 million, or 5.6%, when compared to 2017 primarily resulting from increased revenue volume and margin improvement in our California operating group due to an increase in highway rehabilitation work partially offset by a decline in our Northwest operating group from reduced revenue volume and in our Heavy Civil operating group from a net negative impact from revisions in estimates (see Note 4 of “Notes to the Consolidated Financial Statements” for more information). Transportation gross margin as a percentage of segment revenue for 2018 increased to 7.0% from 6.8% in 2017.

Water gross profit for the year ended December 31, 2018 increased by $47.6 million, or over 100%, when compared to 2017 primarily due to increased revenue volume and margin improvement from the acquisition of Layne and LiquiForce.

Specialty gross profit for the year ended December 31, 2018 decreased by $2.3 million, or 2.5%, when compared to 2017. The increases were primarily due to increased revenue volume and margin improvement from the acquisition of Layne partially offset by a decline in our Midwest operating group from reduced revenue volume.

Materials gross profit for the year ended December 31, 2018  increased by $ 3.6 million, or 8.0%, when compared to 2017 due to increased revenue. Gross profit as a percentage of segment revenue for 2018 decreased to 13.2% from  15.4% when compared to 2017 driven by a decrease in fixed cost absorption and increased material costs at certain asphalt plants.

Selling, General and Administrative Expenses: Selling, general and administrative expenses for 2018 increased $52.4 million, or 23.8%, compared to 2017. Selling, general and administrative expenses as a percentage of revenue increased to 8.3% in 2018 from 7.5% in 2017. Selling expenses for 2018 increased $17.1 million, or 28.3%, compared to 2017, primarily due to the addition of Layne and LiquiForce expenses as well as salaries and related expenses and pre-bid costs from increased bidding activities. Total general and administrative expenses for 2018 increased $35.3 million, or 22.0%, compared to 2017 primarily due to increases in other general and administrative expenses primarily from the addition of Layne and LiquiForce as well as an increase in salaries and related expenses from an increase in employee benefits and compensation.

Other Expense (Income): Interest income for 2018 increased $1.3 million when compared to 2017 primarily due to an increase in interest rates associated with our marketable securities and cash equivalents. Interest expense for 2018 increased $3.8 million when compared to 2017 primarily due to draws under our revolving credit facility to fund the acquisitions of LiquiForce and Layne. Other income, net for 2018 decreased $3.0 million primarily due to changes in the fair market values of our Non-Qualified Deferred Compensation plan assets.

Provision for Income Taxes: Our 2018 tax rate decreased by 76.3% from 37.8% to (38.5)% when compared to 2017 primarily due to the relative impact of one-time adjustments to provisional amounts recorded in 2018 related to the impact of the U.S. Tax Cuts and Jobs Act of 2017 enacted in December 2017 and non-controlling interest recorded in 2018 which is partially offset by one-time nondeductible acquisition and integration expenses incurred in 2018, which net to a tax benefit, relative to the insignificant income before benefit from income taxes.

Amount Attributable to Non-controlling Interests: The increase for 2018 when compared to 2017 was primarily due to income from consolidated construction joint ventures awarded in the third quarter of 2017.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, short-term investments, available borrowing capacity and cash expected to be generated from operations. We may also from time to time access our revolving credit facility, issue and sell equity, debt or hybrid securities or engage in other capital markets transactions. Additionally, in November 2019, we issued $230 million of our 2.75% convertible senior notes due 2024. See Note 15 of “Notes to the Consolidated Financial Statements” for further discussion regarding the convertible notes. As of December 31, 2019, our cash and cash equivalents consisted of deposits and money market funds held with established national financial institutions and marketable securities consisted of U.S. Government and agency obligations. Our credit facility consists of a term loan and a revolving credit facility. Of the $350.0 million revolving credit facility, $293.1 million was available for borrowing at December 31, 2019. See Note 15 of “Notes to the Consolidated Financial Statements” for further discussion regarding the revolving credit facility.

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

In evaluating our liquidity position and needs, we also consider cash and cash equivalents held by our consolidated construction joint ventures (“CCJVs”). The following table presents our cash, cash equivalents and marketable securities, including amounts from our CCJVs, as of the respective dates:

December 31,	2019	2018
(in thousands)
Cash and cash equivalents excluding CCJVs	$184,141	$140,839
CCJV cash and cash equivalents (1)	78,132	131,965
Total consolidated cash and cash equivalents	262,273	272,804
Short-term and long-term marketable securities (2)	32,799	66,100
Total cash, cash equivalents and marketable securities	$295,072	$338,904

(1) The volume and stage of completion of contracts from our CCJVs may cause fluctuations in joint venture cash and cash equivalents between periods. The assets of each consolidated and unconsolidated construction joint venture relate solely to that joint venture. The decision to distribute joint venture assets must generally be made jointly by a majority of the members and, accordingly, these assets, including those associated with estimated cost recovery of customer affirmative claims and back charge claims, are generally not available for the working capital needs of Granite until distributed.

(2) All marketable securities were classified as held-to-maturity and consisted of U.S. and agency obligations as of all periods presented.

Granite’s portion of CCJV cash and cash equivalents was $44.3 million and $75.5 million as of December 31, 2019 and 2018, respectively. Excluded from the table above is Granite’s portion of unconsolidated construction joint venture cash and cash equivalents of $60.4 million and $68.3 million as of December 31, 2019 and 2018, respectively.

Cash Flows

Years Ended December 31,	2019	2018	2017
(in thousands)
Net cash provided by (used in):
Operating activities	$111,438	$86,390	$146,195
Investing activities	(40,322)	(39,598)	(59,186)
Financing activities	(81,637)	(1,874)	(42,624)

Operating activities

As a large infrastructure contractor and construction materials producer, our revenue, gross profit and the resulting operating cash flows can differ significantly from period to period due to a variety of factors, including seasonal cycles, our projects’ progressions toward completion, outstanding contract change orders and affirmative claims and the payment terms of our contracts. Additionally, operating cash flows are impacted by the timing related to funding construction joint ventures and the resolution of uncertainties inherent in the complex nature of the work that we perform, including claim and back charge settlements. Our working capital assets result from both public and private sector projects. Customers in the private sector can be slower paying than those in the public sector; however, private sector projects generally have higher gross profit as a percentage of revenue. While we typically invoice our customers on a monthly basis, our contracts frequently provide for retention that is a specified percentage withheld from each payment by our customers until the contract is completed and the work accepted by the customer.

Cash provided by operating activities of $111.4 million during 2019 represents a $25.0 million increase when compared to 2018. The change was primarily a result of a $41.6 million increase in cash provided in working capital primarily due to an increase cash provided by accounts payable from payment timing differences as well as an increase from CCJVs, and a $22.7 million decrease in net contributions to unconsolidated joint ventures and affiliates partially offset by a $39.2 million decrease in cash provided by net loss after adjusting for non-cash items.

Investing activities

Cash used in investing activities of $40.3 million during 2019 remained relatively unchanged when compared to 2018.

Financing activities

Cash used in financing activities of $81.6 million during 2019 represents a $79.8 million increase when compared to 2018. The change was due to an increase in cash paid for the purchase of an equity derivative instrument in connection with the offering of our 2.75% Convertible Notes and repurchases of common stock as part of the repurchase program approved by our Board of Directors. These changes were partially offset by proceeds from the issuance of our 2.75% Convertible Notes and warrants, net of fees. See Note 15 of “Notes to the Consolidated Financial Statements” for further discussion regarding the 2.75% Convertible Notes and warrants.

Prior Year

Cash provided by operating activities of $86.4 million during 2018 represents a $59.8 million decrease when compared to 2017. The decrease was primarily due to a $110.4 million increase in net contributions to unconsolidated joint ventures and an $18.3 million increase in cash used by working capital partially offset by a $32.3 million increase in net income after adjusting for non-cash items.

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

Cash used in financing activities of $1.9 million during 2018 represents a $40.8 million decrease when compared to 2017. The change was primarily due to increase in proceeds, net of principal repayments from debt partially offset by an increase in repurchases of common stock related to shares surrendered to pay taxes for vested restricted stock units as well as shares repurchased as part of the repurchase program approved by our Board of Directors and an increase in net distributions to non-controlling partners related to CCJVs.

Capital Expenditures

During the year ended December 31, 2019, we had capital expenditures of $106.8 million compared to $111.1 million during 2018. Major capital expenditures are typically for aggregate and asphalt production facilities, aggregate reserves, construction equipment, buildings and leasehold improvements and investments in our information technology systems. The timing and amount of such expenditures can vary based on the progress of planned capital projects, the type and size of construction projects, changes in business outlook and other factors. During the year ended December 31, 2020, capital expenditures were approximately $90.0 million.

Derivatives

We recognize derivative instruments as either assets or liabilities in the consolidated balance sheets at fair value using Level 2 inputs. See Note 9 to “Notes to the Consolidated Financial Statements” for further information. The hedge option and warrant derivative transactions related to the 2.75% Convertible Notes were recorded to equity on our consolidated balance sheets based on the cash proceeds. See Note 15 to “Notes to the Consolidated Financial Statements” for further information.

Debt and Contractual Obligations

The following table summarizes our significant obligations outstanding as of December 31, 2019:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt – principal (1)	$406,652	$8,429	$16,960	$373,353	$7,910
Long-term debt – interest (2)	58,428	15,386	27,592	15,067	383
Operating leases (3)	94,634	21,731	37,368	19,130	16,405
Other purchase obligations (4)	12,419	10,719	1,700	—	—
Deferred compensation obligations (5)	26,635	2,443	3,787	2,250	18,155
Asset retirement obligations (6)	21,750	3,900	4,439	937	12,474
Total	$620,518	$62,608	$91,846	$410,737	$55,327

(1) Debt issuance costs are excluded from the table. Included in the table is $36.3 million of unamortized debt discount related to the 2.75% Convertible Notes (as defined in Note 15 to “Notes to the Consolidated Financial Statements”).

(2) Included in the table are future interest payments related to borrowings under our Credit Agreement for both the term loan and revolving credit facility. Interest for the term loan was calculated using the fixed rate associated with the cash flow hedge of 2.76% plus the applicable margin and interest for the revolving credit facility was calculated using one-month LIBOR plus the applicable margin. Borrowings were subject to a 75bp LIBOR floor from March 26, 2020. As forecasted LIBOR was below 75bps for all future periods after June 30, 2020, the 75bp LIBOR floor was utilized thereafter. Future interest payments may differ from actual results. Also included in the table is $31.6 million in interest related to borrowings under our 2.75% Convertible Notes. See Note 15 of “Notes to the Consolidated Financial Statements.”

(3) These obligations represent the minimum rental and equipment lease commitments and minimum royalty requirements under all noncancellable agreements. See Note 16 of “Notes to the Consolidated Financial Statements.”

(4) These obligations represent firm purchase commitments for equipment and other goods and services not directly connected with our construction contract backlog which are individually greater than $10,000 and have an expected fulfillment date after December 31, 2019.

(5) The timing of expected payment of deferred compensation is based on estimated dates of retirement. Actual dates of retirement could be different and could cause the timing of payments to change.

(6) Asset retirement obligations represent reclamation and other related costs associated with our owned and leased quarry properties, the majority of which have an estimated settlement date beyond five years. See Note 12 of “Notes to the Consolidated Financial Statements.”

In addition to the significant obligations described above, as of December 31, 2019, we had approximately $18.8 million associated with uncertain tax positions filed on our tax returns which were excluded because we cannot make a reasonably reliable estimate of the timing of potential payments relative to such reserves.

Surety Bonds and Real Estate Mortgages

We are generally required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At December 31, 2019, approximately $3.5 billion of our contract backlog was bonded. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds after the owner accepts the work performed under contract. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.

Our investments in real estate affiliates are subject to mortgage indebtedness. This indebtedness is non-recourse to Granite but is recourse to the real estate entities. The terms of this indebtedness are typically renegotiated to reflect the evolving nature of the real estate projects as they progress through acquisition, entitlement and development. Modification of these terms may include changes in loan-to-value ratios requiring the real estate entity to repay portions of the debt. Our unconsolidated investments in our foreign affiliates are subject to local bank debt primarily for equipment purchases and working capital. This debt is non-recourse to Granite, but it is recourse to the affiliates. The debt associated with our unconsolidated non-construction entities is included in Note 11 of “Notes to the Consolidated Financial Statements.”

Covenants and Events of Default

Our Credit Agreement requires us to comply with various affirmative, restrictive and financial covenants, including the financial covenants described below. Our failure to comply with these covenants would constitute an event of default under the Credit Agreement. Additionally, our failure to pay principal, interest or other amounts when due or within the relevant grace period on our 2.75% Convertible Notes or our Credit Agreement would constitute an event of default under the indenture governing our 2.75% Convertible Notes or the Credit Agreement. A default under our Credit Agreement could result in (i) us no longer being entitled to borrow under such facility; (ii) termination of such facility; (iii) the requirement that any letters of credit under such facility be cash collateralized; (iv) acceleration of amounts owed under the Credit Agreement; and/or (v) foreclosure on any lien securing the obligations under such facility. A default under the indenture governing our 2.75% Convertible Notes could result in acceleration of the maturity of the notes.

The most significant financial covenants under the terms of our Credit Agreement require the maintenance of a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio. As of December 31, 2019, the Consolidated Leverage Ratio was 1.72, which did not exceed the maximum of 3.25. Our Consolidated Interest Coverage Ratio was 10.95, which exceeded the minimum of 4.00. To accommodate the delays in filing our financial statements, we entered into amendments with our lenders to extend the deadline for filing the 2019 Form 10-K and all of our 2020 Quarterly Reports on Form 10-Qs to February 28, 2021.

Share Purchase Program

As announced on April 29, 2016, on April 7, 2016, the Board of Directors authorized us to repurchase up to $200.0 million of our common stock at management’s discretion. As part of this authorization we have established a plan to facilitate common stock repurchases. During the third quarter of 2019, we purchased approximately 100,000 shares at an average price of $29.10 per share for $2.9 million. During the fourth quarter of 2019, we purchased approximately 1.26 million shares at an average price of $23.75 per share for $29.9 million in connection with the issuance of our 2.75% Convertible Notes. As of December 31, 2019, $157.2 million of the authorization remained available. The specific timing and amount of any future repurchases will vary based on market conditions, securities law limitations and other factors.

Recently Issued and Adopted Accounting Pronouncements

See Note 1 of “Notes to the Consolidated Financial Statements” under the captions Recently Issued Accounting Pronouncements and Recently Adopted Accounting Pronouncements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain an investment portfolio of various holdings, types and maturities. We purchase instruments that meet high credit quality standards, as specified in our investment policy. Our investment policy also limits the amount of credit exposure to any one issue, issuer or type of instrument. The portfolio and accompanying cash balances are targeted to an average maturity of no more than one year from the date the purchase is settled. On an ongoing basis we monitor credit ratings, financial condition and other factors that could affect the carrying amount of our investment portfolio.

Marketable securities, consisting of U.S. government and agency obligations, are classified as held-to-maturity and are stated at cost, adjusted for amortization of premiums and discounts to maturity.

Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents, marketable securities, and accounts receivable. We maintain our cash and cash equivalents and our marketable securities with several financial institutions.

Given the short-term nature of certain investments, the related income is subject to the general level of interest rates in the United States at the time of maturity and reinvestment. We have managed the financial market risks due largely to changes in interest rates primarily by managing the maturities in our investment portfolio. The fair value of our short-term held-to-maturity investment portfolio and related income would not be significantly affected by changes in interest rates since the investment maturities are short. The fair value of our long-term held-to-maturity investment portfolio may be affected by changes in interest rates.

Operating in international markets involves exposure to possible volatile movements in currency exchange rates. Our Water and Mineral Services operating group has international operations in Mexico and Canada. We also have affiliates that operate in Latin America (see Note 11 of “Notes to the Consolidated Financial Statements”). The majority of the customer contracts in Mexico are U.S. dollar-based, reducing the exposure to currency fluctuations. As of December 31, 2019, we do not have any outstanding foreign currency option contracts. If the volume of our international operations increases and foreign currency exchange rates change, the impact to our consolidated statements of operations could be significant and may affect year-to-year comparability of operating results. The impact from foreign currency transactions during 2019 was immaterial.

In November 2019, we issued a principal amount of $230.0 million in convertible senior notes that bear interest at 2.75% per annum and are payable semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2020, with a maturity date of November 1, 2024 (the “2.75% Convertible Notes”). As of December 31, 2019, $188.3 million of the 2.75% Convertible Notes was included in long-term debt in our consolidated balance sheets net of debt issuance costs and $36.3 million unamortized debt discount.

As of December 31, 2019, a $138.8 million term loan was outstanding under the Credit Agreement that had a variable interest rate of LIBOR plus an applicable margin, that we converted under a swap arrangement to a fixed rate of 2.76% plus the same applicable margin. The applicable margin is based on certain financial ratios calculated quarterly and can vary in future periods. The additional annual interest expense for each 25 basis point increase in the applicable margin would be immaterial.

As of December 31, 2019, $25.0 million had been drawn and was outstanding under the revolving portion of the Credit Agreement that had an effective interest rate of 3.80% using one-month LIBOR and the applicable margin in effect as of December 31, 2019. We had the option of electing LIBOR or the base rate and we elected to use LIBOR. LIBOR is a variable rate subject to market changes over the life of the loan with no guarantees to fix as forecasted. The additional annual interest expense for each 25 basis point increase in one-month LIBOR or in the applicable margin of the loan would be immaterial.

See Note 15 of “Notes to the Consolidated Financial Statements” for further discussion on the 2.75% Convertible Notes and Credit Agreement.

The table below presents principal amounts due by year and related weighted average interest rates for our cash and cash equivalents, held-to-maturity investments and significant debt obligations excluding debt issuance costs as of December 31, 2019 (dollars in thousands):

	2020	2021	2022	2023	2024	Thereafter	Total
Assets
Cash, cash equivalents, held-to-maturity investments	$290,072	$5,000	$—	$—	$—	$—	$295,072
Weighted average interest rate	1.48%	1.87%	—%	—%	—%	—%	1.48%
Liabilities
Fixed rate debt
2.75% Convertible Notes (1)	$—	$—	$—	$—	$230,000	$—	$230,000
Interest rate	2.75%	2.75%	2.75%	2.75%	2.75%	—%	2.75%
Credit Agreement - term loan	$7,500	$7,500	$7,500	$116,250	$—	$—	$138,750
Effective interest rate (2)	5.65%	5.25%	5.02%	5.02%	—%	—%	5.25%
Variable rate debt
Credit Agreement - revolving credit facility	$—	$—	$—	$25,000	$—	$—	$25,000
Effective interest rate (3)	3.76%	2.81%	2.50%	2.50%	—%	—%	2.89%
(1) Debt issuance costs are excluded from the table. Included in the table is $36.3 million of unamortized debt discount related to the 2.75% Convertible Notes (as defined in Note 15 to “Notes to the Consolidated Financial Statements”). Upon conversion of the 2.75% Convertible Notes, we intend to pay cash or deliver shares of common stock or a combination of both at our election.

(2) The effective interest rate was calculated using the fixed rate associated with the cash flow hedge of 2.76% plus the applicable margin, subject to a 75bp LIBOR floor from March 26, 2020. Future interest payments may differ from actual results.

(3) The effective interest rate was calculated using one-month LIBOR plus the applicable margin, subject to a 75bp LIBOR floor from March 26, 2020. As forecasted LIBOR was below 75bps for all future periods after June 30, 2020, the 75bp LIBOR floor was utilized thereafter. Future interest payments may differ from actual results.

The estimated fair value of our cash, cash equivalents and short-term held-to-maturity investments approximates the principal amounts reflected above based on the generally short maturities of these financial instruments. The fair value of the term loan under the Credit Agreement was approximately $139.0 million and $147.1 million as of December 31, 2019 and 2018, respectively. The fair value of the revolving credit facility under the Credit Agreement was approximately $25.0 million and $197.9 million as of December 31, 2019 and 2018, respectively. The fair value of 2.75% Convertible Notes was approximately $250.0 million as of December 31, 2019.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of Granite, the supplementary data and the independent registered public accounting firm’s report are incorporated by reference from Part IV, Item 15(1) and (2):

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Comprehensive (Loss) Income

Consolidated Statements of Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A. CONTROLS AND PROCEDURES

In February 2020, the Audit Committee of the Company’s Board of Directors, assisted by independent counsel, initiated an investigation of prior-period reporting for the Heavy Civil operating group, and the extent to which these matters affect the effectiveness of the Company’s internal control over financial reporting (the “Investigation”).

As disclosed in the Explanatory Note and in Note 2 of the “Notes to the Consolidated Financial Statements” included in Part IV, Item 15(a) of this Form 10-K, we are restating our consolidated financial statements and related disclosures for the years ended December 31, 2018 and 2017 and unaudited quarterly financial information for the first three quarters of the year ended December 31, 2019 and for each of the quarters in the year ended December 31, 2018 to correct misstatements associated with project forecasts in the Heavy Civil operating group discovered in connection with the Audit Committee’s independent Investigation. For additional information on the independent Investigation and the Audit Committee’s findings, see the Explanatory Note.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, including our principal executive and principal financial officers, have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and, based on their evaluation, our principal executive and principal financial officers have concluded our disclosure controls and procedures were not effective as of December 31, 2019, due to the material weaknesses in our internal control over financial reporting, as further described below.

Management nonetheless believes that the consolidated financial statements and related financial information included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Management’s belief is based on a number of factors, including, but not limited to:

•	the thorough and independent Investigation by the Audit Committee, which was conducted by the Audit Committee with the assistance of independent counsel and professionals;
•

the substantial amount of time and resources expended by the Company, with the assistance of external consultants, to address the findings of the Audit Committee’s independent Investigation when restating the Company’s previously issued consolidated financial statements and finalizing its 2019 financial results, including extensive analysis and reforecasting of projects;

•

the revisions the Company made to its applicable accounting policies and procedures and the application of those revised policies and procedures to the Company’s previously issued financial results and to its 2019 financial results; and

•	the remediation actions the Company has undertaken to address the identified material weaknesses, as discussed below.

Management’s Report on Internal Control Over Financial Reporting

Our management, including our principal executive and principal financial officers, is responsible for establishing and maintaining adequate internal control over financial reporting as described in Exchange Act Rules 13a-15(f) and 15d -15(f). Internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Our management, under the supervision and with the participation of our principal executive and principal financial officers, has conducted an evaluation of the effectiveness of our internal control over financial reporting, using the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation, management determined, based upon the existence of the material weaknesses described below, that we did not maintain effective internal control over financial reporting as of December 31, 2019.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We have identified control deficiencies that constitute material weaknesses, either individually or in the aggregate. We identified that we did not maintain an effective control environment. Specifically, certain members of management did not sufficiently promote, monitor or enforce adherence to the Company’s Code of Conduct and accounting policies and procedures. In addition, certain of these members of management applied pressure on individuals charged with operational finance responsibilities in the Heavy Civil operating group, which resulted in management directives to produce forecasts of revenues and costs that were overly optimistic and not in compliance with the Company’s standard operating procedures. These actions reflected an inappropriate tone at the top and violated our Code of Conduct and accounting policies and procedures and contributed to our ineffective control environment. The ineffective control environment further contributed to the failure in the Heavy Civil operating group’s project forecasting controls. We did not maintain and follow internal policies and procedures in project forecasting in the Heavy Civil operating group, which led to the failure to timely record adjustments to quarterly forecasts (such as adjustments for estimates of costs, project risks and variable consideration, such as potential claims).

The material weaknesses resulted in the restatement of the Company's consolidated financial statements and related disclosures for the years ended December 31, 2018 and 2017 and unaudited quarterly financial information for the first three quarters of the year ended December 31, 2019 and for each of the quarters in the year ended December 31, 2018. Additionally, these material weaknesses could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2019. The report is included in “Item 15. Exhibits and Financial Statement Schedules” under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2019.

Remediation Plan and Status

Beginning in 2020, Company management, with the assistance of outside consultants has been reviewing and revising our internal control over financial reporting in response to the Audit Committee’s independent Investigation.  Management is committed to implementing changes to our internal control over financial reporting to ensure that the control deficiencies that contributed to the material weaknesses are remediated. We are currently evaluating the impact of the material weaknesses and have taken or are in the process of taking the following actions:

•

We have taken appropriate personnel actions, including separations, dismissals and changes in leadership and/or responsibilities and have implemented other organizational changes, including changes in reporting structures.

•

We have implemented or are in the process of implementing additional ongoing oversight, training and communication programs to reinforce: (1) our ethical standards and Code of Conduct across the Company, which will emphasize, among other things, the purpose and availability of the anonymous whistleblower hotline, (2) our cost forecasting processes and policies, including proper and contemporaneous documentation to support cost forecast adjustments, (3) the principles and requirements of each cost forecasting control and (4) reporting communication protocols for internal audit reports.

•	We are developing and implementing additional internal controls related to cost forecasts with an emphasis on reviews from individuals who are independent of the operating group.

While we believe that these actions will remediate the material weaknesses, we have not completed all the corrective processes, procedures and related evaluation or remediation that we believe are necessary. As we continue to evaluate and work to remediate the material weaknesses, we may take additional measures to address the control deficiencies.

Until the remediation steps set forth above, including the efforts to implement the necessary control activities we identify, are fully implemented and concluded to be operating effectively, the material weaknesses described above will not be considered fully remediated.

Item 9B. OTHER INFORMATION

On February 19, 2021, the Company entered into the Limited Waiver and Amendment No. 6 to the Third Amended and Restated Credit Agreement (the “6th Amendment”) by and among Granite Construction Incorporated, Granite Construction Company, GILC Incorporated, each of the guarantors party thereto and Bank of America, N.A., as administrative agent. The 6th Amendment waives any defaults or events of defaults that may have arisen in connection with the Company’s Restatement during the periods covered by the Restatement, the failure to comply with a financial covenant and any right of the lenders to collect interest at the default rate with respect to the waived defaults and events of default.

PART III

Item 10. DIRECTORS,  EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth certain information about our directors as of February 1, 2021. For information regarding our executive officers, see Item 1. Business - Information About Executive Officers.

Name	Age	Position
Claes G. Bjork	75	Director (1) (2)
Molly C. Campbell	60	Director (1) (3) (4) (5)
David C. Darnell	67	Director (1) (4) (5) (6)
Patricia D. Galloway	63	Director (1) (4) (7) (8) (9)
David H. Kelsey	69	Director (1) (3) (4) (9)
Alan P. Krusi	65	Director (1) (7) (9)
Jeffrey J. Lyash	59	Director (1) (4) (7) (9)
Celeste B. Mastin	52	Director (1) (5) (6) (8)
Michael F. McNally	65	Director (1) (3) (5) (8) (9)
Gaddi H. Vasquez	66	Director (1) (5) (6) (8)

(1) Independent directors pursuant to the listing standards of the NYSE.

(2) Director retiring at the 2020 annual meeting. However, we were unable to hold our 2020 annual meeting due to the delay in filing this Form 10-K. As a result, while the director was originally set to retire at the 2020 annual meeting, the director will retire at the next annual meeting at which directors are elected, which is expected to be held in 2021.

(3) Continuing directors with terms expiring at the 2021 annual meeting.

(4) Member of the Audit/Compliance Committee.

(5) Member of the Compensation Committee.

(6) Continuing directors with terms expiring at the 2020 annual meeting. However, we were unable to hold our 2020 annual meeting due to the delay in filing this Form 10-K. As a result, while these directors terms were originally set to expire at the 2020 annual meeting, these directors will come up for election at the next annual meeting at which directors are elected, which is expected to be held in 2021.

(7) Continuing directors with terms expiring at the 2022 annual meeting.

(8) Member of the Nominating and Corporate Governance Committee.

(9) Member of the Risk Committee.

Director Biographies

Claes G. Bjork	Director since 2006

Mr. Bjork has served as a director since 2006 and as Chairman of the Board since 2018.  He retired in 2002 as Chief Executive Officer of Skanska AB, Sweden, one of the world’s largest construction companies, a position he had held since 1997. Prior to such time, Mr. Bjork held various executive and management positions within Skanska and served as Chairman of Scancem Cement. He is also a former Chairman and a current member of the board of directors of the Swedish American Chamber of Commerce, and he previously served on the boards of Consolidated Management Group and Qlik Technologies, Inc. We believe that Mr. Bjork’s past experience as an executive with a major multi-national construction firm and his knowledge and understanding of the construction industry and Granite’s competitors and customers qualify him to serve on our Board. Mr. Bjork studied Civil Engineering in Sweden.

Molly C. Campbell	Director since 2019

Ms. Campbell assumed the role of Infrastructure Advisor with the US Treasury, Office of Technical Assistance in May 2020. She was also a 2019 Fellow at Harvard University’s Advanced Leadership Initiative Program. Prior to that, she served as the Director of the Port of New York and New Jersey from 2015 to 2018, the Director of Financial Management Systems for Los Angeles World Airport in 2015, Deputy Executive Director from 2007 to 2015 and Chief Financial Officer from 2000 to 2007 of the Harbor Department of the Port of Los Angeles. Ms. Campbell is also currently a member of the board of directors of East West Bank. We believe Ms. Campbell’s executive leadership experience, expertise in finance, multi-modal logistics, the maritime industry and transportation and infrastructure project experience qualify her to serve on our Board. Ms. Campbell holds a B.A. degree in Political Science from the University of California, Los Angeles and an M.A. degree in Public Policy from Georgetown University.

David C. Darnell	Director since 2017

Mr. Darnell served as Vice Chairman of Global Wealth & Investment Management at Bank of America Corporation from September 2014 to December 2015 and served as its Co-Chief Operating Officer from September 2011 to September 2014. From July 2005 to September 2011, he served as the President of Global Commercial Banking at Bank of America Corporation. Prior to that, Mr. Darnell held various leadership positions at Bank of America since joining the company in 1979, including Middle Market Banking group president; Central Banking group president; and Midwest Region president. He also served as an Executive Vice President and Commercial Division Executive for Bank of America in Florida. We believe that Mr. Darnell’s significant operational, acquisition, governmental, financial, leadership-development capabilities and technology execution skills qualify him to serve on our board. Mr. Darnell currently serves as a director of the Museum of the American Revolution, the United Services Automobile Association board, and United Services Automobile Association Federal Savings Bank board. Mr. Darnell holds an undergraduate degree from Wake Forest University and an M.B.A. from the University of North Carolina at Chapel Hill.

Patricia D. Galloway	Director since 2017

Dr. Galloway assumed the role of Chairman of Pegasus Global Holdings, Inc., a firm that performs risk management, management consulting and strategic consulting business services in February 2018. From 2008 to 2018, Dr. Galloway served as Chief Executive Officer of Pegasus Global Holdings. Dr. Galloway served in various positions at The Nielsen-Wurster Group, Inc. including Chief Executive Officer and Principal, and President and Chief Financial Officer from 1981-2008. Dr. Galloway was the first woman President of the American Society of Civil Engineers and served from November 2003 to 2004. Dr. Galloway also serves as an arbitrator on construction and energy litigation cases. Since May 2020, Dr. Galloway has served as a director of Stantec Inc. From July 2018 to December 2018, Dr. Galloway served on the Board of SCANA Corporation as Chair of the Special Litigation Committee and her service ended with the merger of SCANA and Dominion Energy, Inc. She also served as a director on the American Arbitration Board from 2010 to May 2020 and on the National Science Board from 2006 to 2012. We believe that Dr. Galloway’s experience in corporate risk management, combined with her executive-level and dispute resolution experiences, qualify her to serve on our Board. Dr. Galloway holds a Ph.D. in Infrastructure Systems Engineering (Civil) from Kochi University of Technology in Japan, an M.B.A. from the NY Institute of Technology and a Bachelor degree in Civil Engineering from Purdue University.

David H. Kelsey	Director since 2003

Mr. Kelsey served as Chief Financial Officer of Verdezyne, Inc. from 2016 to 2018. Verdezyne is a privately owned company that uses synthetic biology to produce high-value chemicals. Prior to joining Verdezyne, Mr. Kelsey was the Chief Financial Officer of Elevance Renewable Sciences, Inc., a privately owned producer of high performance specialty chemicals. From 2002 to 2011, Mr. Kelsey served as Chief Financial Officer of Sealed Air Corporation, an S&P 500 manufacturer of specialty packaging for food and other protective applications. We believe that Mr. Kelsey’s experience as the chief financial officer of a major NYSE-listed company, as well as his in-depth knowledge and understanding of generally accepted accounting principles, experience in preparing, auditing and analyzing financial statements, understanding of internal control over financial reporting, and his understanding of audit committee functions qualify him to serve on our Board. Mr. Kelsey holds a B.S.E. degree in Civil and Geological Engineering from Princeton University and an M.B.A. degree from Harvard University Graduate School of Business.

Alan P. Krusi	Director since 2018

Mr. Krusi served as President, Strategic Development of AECOM Technology Corporation, a NYSE-listed company, from 2008 through 2015, where he led the firm’s M&A activities among other responsibilities. From 2003 until 2008, Mr. Krusi served as CEO and President of Earth Tech, Inc., a global engineering and construction firm, which primarily specialized in the design, construction, financing and operations of water treatment facilities, but also provided engineering and management services to the transportation and environmental markets. Prior to that, and over a period of twenty-six years, Mr. Krusi held a number of technical and management positions within the engineering and construction industries. From 1994 to 2003, Mr. Krusi was president of Obrien Kreitzberg, a company which specialized in providing construction management services to the transportation markets. We believe that Mr. Krusi’s extensive managerial experience attained from serving as the president and CEO of various companies in the engineering and construction services industry qualify him to serve on our Board. Mr. Krusi currently serves on the board of directors of Comfort Systems USA, Inc. and Alacer Gold Corp. He also served on the board of directors of Boxwood Merger Corp. from 2018 to 2019. Mr. Krusi holds a B.A. in Geological Sciences from the University of California, Santa Barbara.

Jeffrey J. Lyash	Director since 2018

Mr. Lyash assumed the role of President and CEO of the Tennessee Valley Authority in April 2019. The Tennessee Valley Authority is a corporate agency of the United States that provides electricity for business customers and local power companies and serves 10 million people in seven Southeastern states. Prior to joining the Tennessee Valley Authority, Mr. Lyash served as President and CEO of Ontario Power Generation from 2015 to March 2019. Mr. Lyash was formerly the president of CB&I Power, a position he held from 2013 to 2015, where he was responsible for a full range of engineering, procurement and construction of multi-billion dollar electrical generation projects in both domestic and international markets. Mr. Lyash served as Executive Vice President of Energy Supply for Duke/Progress Energy from 2008 to 2012. Mr. Lyash joined Progress Energy in 1993 where he held a wide range of management and executive roles. Mr. Lyash worked for the U.S. Nuclear Regulatory Commission in a number of senior technical and management positions throughout the Northeastern United States and in Washington, D.C, receiving the NRC Meritorious Service Award in 1987. We believe that Mr. Lyash’s extensive managerial experience and his knowledge and understanding of the power industry qualify him to serve on our Board. Mr. Lyash earned a Bachelor's Degree in Mechanical Engineering from Drexel University, and was honored with the Drexel University Distinguished Alumnus Award in 2009 and is a graduate of the U.S. Office of Personnel Management Executive Training Program and the Duke Fuqua School of Business Advanced Management Program.

Celeste B. Mastin	Director since 2017

Ms. Mastin assumed the role of Chief Executive Officer of PetroChoice Lubrication Solutions in March 2018. PetroChoice is one of the largest petroleum-based lubricant distributors in the United States for passenger and commercial vehicles and industrial applications. Prior to joining PetroChoice, Ms. Mastin was the Chief Executive Officer of Distribution International, Inc., a supplier of certain construction equipment and environmental products from 2013 to 2017. From 2007 to 2011, she served as Chief Executive Officer and as Chief Operating Officer of MMI Products, Inc., a manufacturer and distributor of building materials. From 2004 to 2007, Ms. Mastin held the role of Vice President of color and glass performance materials and Vice President of growth and development at Ferro Corporation. Ms. Mastin started her career in sales at Shell Chemical. She held European and later global sales management positions as well as a management position at Bostik, Inc. We believe that Ms. Mastin’s global chemicals and building materials sectors experience, as well as her operating experience in sales and marketing and proven leadership ability qualify her to serve on our Board. Ms. Mastin holds a B.S. in Chemical Engineering from Washington State University and a M.B.A. from the University of Houston.

Michael F. McNally	Director since 2016

Mr. McNally retired in 2014 as President and Chief Executive Officer of Skanska USA Inc., a subsidiary of Skanska AB, one of the world’s largest construction companies, a position he had held since 2008. During that time, he also served as one of nine members of Skanska AB’s senior executive team. Prior to his tenure at Skanska, Mr. McNally held various management positions over a 38 year career with Fluor, Marshall Contractors, Mobil Oil and J. Ray McDermott. Mr. McNally is also currently a member of the boards of directors of Limbach Holdings Inc., Terracon, the Rhode Island Commerce Corporation and the Board of Trustees for the University of Rhode Island. We believe that Mr. McNally’s past experience as an executive with a major multi-national construction firm and his knowledge and understanding of the construction industry and Granite’s customers qualify him to serve on our Board. Mr. McNally holds a B.S. degree in Civil Engineering from the University of Notre Dame and an M.B.A. from the University of Rhode Island.

Gaddi H. Vasquez	Director since 2012

Mr. Vasquez served as Senior Vice President of Government Affairs of Edison International and Southern California Edison, one of the nation’s largest investor owned utility companies principally serving Southern California, from 2013 to 2019. Prior to that, Mr. Vasquez served as Vice President of State Government Affairs for Southern California Edison from 2009 to 2013. From 1995 to 2002, Mr. Vasquez served as Division Vice President in Public Affairs of Southern California Edison. Mr. Vasquez also served as executive Director of the Annenberg Foundation Trust at Sunnylands in 2009, as U.S. Ambassador to the United Nations Agencies based in Rome, Italy from 2006 to 2009, and as Director of the U.S. Peace Corps from 2002 to 2006. Mr. Vasquez is currently a member of several national advisory boards, a member of the board of directors of the California Public Policy Institute, the National Advisory Board of the Salvation Army, the Pat Brown Policy Institute, a member of the board of governors of the California State University Foundation and a member of the board of trustees of Chapman University. We believe that Mr. Vasquez’s executive level experience and his experience in public service, including leading major organizations involved in the development and construction of major public infrastructure and regional facilities, qualify him to serve on our Board. Mr. Vasquez holds a B.A. degree in Public Service Management from the University of Redlands.

INFORMATION ABOUT THE BOARD OF DIRECTORS AND CORPORATE GOVERNANCE MATTERS

COMMITTEES OF THE BOARD OF DIRECTORS

Audit/Compliance Committee

All members of the Audit/Compliance Committee (“Audit Committee”) are non-employee directors who are determined by the Board of Directors to be independent under the listing standards of the NYSE. Each member also satisfies the independence requirements for audit committee members of public companies established by the SEC. The Board of Directors has determined that Mr. Kelsey meets the criteria as an audit committee financial expert as defined by SEC rules. The Board of Directors has also determined that all members of the Audit Committee are financially literate as required by the listing standards of the NYSE. The Audit Committee has direct responsibility for risk oversight related to accounting matters, financial reporting, and enterprise, legal and compliance risks. A more complete description of the risk responsibility, functions and activities of the Audit Committee can be found under “Board of Directors Leadership Structure and its Role in Risk Oversight” and in “Report of the Audit Committee” as well as in the Audit Committee charter. The Audit Committee charter is available on Granite's website www.graniteconstruction.com.

Compensation Committee

All members of the Compensation Committee are non-employee directors who are determined by the Board of Directors to be independent under the listing standards of the NYSE. The Compensation Committee reviews and approves all aspects of compensation for our directors, our Chief Executive Officer (“CEO”) and our other executive officers. In addition, the Compensation Committee is responsible for risks related to employment policies and our compensation and benefit systems, including consideration of whether any risks associated with such policies and systems are likely to have a material adverse effect on Granite. The Compensation Committee also reviews our overall compensation plans and strategies and makes recommendations to the Board of Directors for their consideration and approval. The CEO attends Compensation Committee meetings and recommends annual salary levels, incentive compensation and payouts for other executive officers for the Compensation Committee’s approval. The Compensation Committee also administers the 2012 Equity Incentive Plan with respect to persons subject to Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Compensation Committee may delegate any of its responsibilities to a subcommittee composed of one or more members of the Committee. The Compensation Committee charter is available on Granite's website www.graniteconstruction.com.

Nominating and Corporate Governance Committee

All members of the Nominating and Corporate Governance Committee are non-employee directors who are determined by the Board of Directors to be independent under the listing standards of the NYSE. The Nominating and Corporate Governance Committee recommends and nominates persons to serve on the Board of Directors. The Nominating and Corporate Governance Committee also develops and recommends corporate governance principles and practices to the Board of Directors and oversees the annual evaluations of the Board of Directors and certain senior executive officers of the Company. Additionally, the Nominating and Corporate Governance Committee oversees risks associated with our Corporate Governance Guidelines and Policies and Code of Conduct. The Nominating and Corporate Governance Committee's policy for considering director candidates, including shareholder recommendations, is discussed in more detail below under the heading “Board of Directors' Nomination Policy.” This policy and the Nominating and Corporate Governance Committee charter are available on Granite's website www.graniteconstruction.com.

Executive Committee

The Board of Directors dissolved the Executive Committee on June 11, 2020. Prior to being dissolved, the Executive Committee's responsibility was to carry out the powers and authority of the Board of Directors in the management of Granite's business within limits set by the Board of Directors. The Executive Committee also met regularly to consider the approval of certain large project bidding decisions, as well as to assess and monitor ongoing risks and contingencies related to large projects. The scope of the Executive Committee's authority was determined in accordance with the “Delegation of Authority and Policy” as adopted and revised from time to time by the Board of Directors.

Risk Committee

As discussed further below under “Board of Directors Leadership Structure and Its Role in Risk Oversight,” the Board of Directors formed the Risk Committee on June 11, 2020. The Risk Committee is responsible for overseeing the Company’s strategic, operational and health, safety and environmental compliance risks. All members of the Risk Committee are non-employee directors who are determined by the Board of Directors to be independent under the listing standards of the NYSE. The Risk Committee charter is available on Granite's website www.graniteconstruction.com.

Role of the Compensation Consultant

The Compensation Committee directly retained the services of Frederic W. Cook & Co., Inc. (“FW Cook”) to provide advice and recommendations to the Compensation Committee on executive officer and Board of Director compensation programs.

During 2019, FW Cook provided the following services to the Compensation Committee related to executive officer compensation:

•	Attended meetings of the Compensation Committee as the Committee’s advisor;

•	Reviewed the Company’s executive compensation benchmarking peer group and recommended changes for Compensation Committee consideration;

•	Evaluated the competitive positioning of Granite’s executive officers’ base salaries, annual incentive and long-term incentive compensation relative to our market data;

•	Advised on target award-levels within the annual and long-term incentive program and, as needed, on actual compensation actions, including for the CEO;

•	Provided advice on the design of Granite’s annual and long-term incentive plans;

•	Advised on the performance measures and performance targets for the annual and long-term incentive programs;

•

Advised on the other executive compensation policies and practices such as change-in-control severance payments, equity practices, treatment of equity awards upon retirement, and stock ownership guidelines;

•	Assisted with the preparation of the Company's “Compensation Discussion and Analysis”;

•	Provided the Committee with an update on executive compensation trends and regulatory developments to inform the compensation planning process for 2020; and

•	Assessed the potential for material risk within Granite’s compensation policies and practices for all employees, including executive officers.

Based in part on the policies and procedures FW Cook and the Compensation Committee have in place, the Compensation Committee believes that the advice it receives from the executive compensation consultant, a FW Cook representative, is objective and not influenced by FW Cook’s or its affiliates' relationships with Granite. These policies and procedures include:

•

FW Cook’s professional standards prohibit the executive compensation consultant from considering any other relationships FW Cook or any of its affiliates may have with Granite in rendering his or her advice and recommendations;

•	The executive compensation consultant receives no incentive or other compensation based on the fees charged to Granite for other services provided by FW Cook or any of its affiliates;

•	The executive compensation consultant is only responsible for selling compensation consulting services to Granite, not any other services provided by FW Cook or affiliate companies;

•	The Compensation Committee has the sole authority to retain and terminate the executive compensation consultant;

•	The executive compensation consultant has direct access to the Compensation Committee without management intervention;

•

The Compensation Committee evaluates the quality and objectivity of the services provided by the executive compensation consultant each year and determines whether to continue to retain the consultant; and

•	The protocols for the engagement limit how the executive compensation consultant may interact with management.

In retaining FW Cook, the Compensation Committee considered the six factors set forth in Exchange Act Rule 10C-1(b)(4)(i) through (vi) and concluded that no conflict of interest existed that would prevent FW Cook from serving as an independent compensation consultant to the Compensation Committee.

While it is necessary for the executive compensation consultant to interact with management to gather information, the Compensation Committee has adopted protocols governing if and when the executive compensation consultant's advice and recommendations can be shared with management. These protocols are included in the Compensation Committee’s engagement letters with FW Cook. The Compensation Committee also determines the appropriate forum for receiving the executive compensation consultant's recommendations. Where appropriate, management invitees are present to provide context for the recommendations.

The Lead Director and Executive Sessions

Our bylaws provide that in the event the Chairman of the Board does not meet the independence requirements of the rules and regulations of the SEC and the listing standards of the NYSE, the directors shall elect a Lead Director to serve for a two-year term or until such time, if earlier, at which an independent Chairman is elected. Because Claes G. Bjork, the current Chairman of the Board, is an independent director, we currently do not have a Lead Director. In his capacity as Chairman, Mr. Bjork chairs all Board of Directors meetings and presides over all executive sessions of the non-employee members of the Board of Directors. As Mr. Bjork will retire at the next annual meeting of shareholders, the Board of Directors elected Mr. Michael F. McNally Chairman of the Board effective as of the next annual shareholder meeting.

Board of Directors Leadership Structure and Its Role in Risk Oversight

The Board of Directors has determined that having an independent director serve as the Chairman of the Board is in the best interest of Granite and its shareholders at this time. The Board of Directors believes that having a strong independent director serve as Chairman promotes greater oversight of Granite by the independent directors and provides for greater management accountability. The structure ensures more active participation by the independent directors in setting the Board of Directors' agenda and establishing the Board of Directors' priorities. However, the Board of Directors, in accordance with its Corporate Governance Guidelines and Policies, retains the flexibility to decide, as new circumstances arise, whether or not to combine or separate the position of Chairman and Chief Executive Officer.

As with all companies, we face a variety of risks in our business. Our Board of Directors is responsible for oversight of our Company's risks, and effective risk management is a top priority of the Board of Directors and management.

In connection with the election of a new Chairman of the Board of Directors, the Nominating and Corporate Governance Committee evaluated the structure, composition and operations of Granite’s Board of Directors committees, including each committee’s respective role in risk oversight and whether a new committee dedicated to risk oversight would bolster the Board of Directors’ risk oversight function. The Board of Directors and Nominating and Corporate Governance Committee completed their review of the Board of Directors’ risk oversight function and on June 11, 2020, formed a Risk Committee that is responsible for overseeing the Company’s strategic, operational and health, safety and environmental compliance risks and dissolved the Executive Committee. The Board of Directors and Nominating and Corporate Governance Committee also focused on enhancing CEO succession planning and on further developing cybersecurity expertise of the Board of Directors through continuing director education programs.

Additionally, the Board of Directors has delegated other risk management oversight responsibilities as follows:

The Audit Committee has direct responsibility for risk oversight relating to accounting matters, financial reporting, and enterprise, legal and compliance risks. Our Chief Financial Officer (who is responsible for managing the risk management function), General Counsel (who serves as our Corporate Compliance Officer), Vice President of Internal Audit, and independent registered public accounting firm, PricewaterhouseCoopers LLP, all report directly to, and meet with, the Audit Committee on a regular basis. The Audit Committee and the Board of Directors also meet periodically with management to review Granite's major financial risk exposures and the steps that management has taken to monitor and control such exposures, which include Granite's risk assessment and risk management policies.

The Compensation Committee is responsible for overseeing the management of risks which are mitigated by our employment policies and our compensation and benefits systems, and the Nominating and Corporate Governance Committee oversees the management of risks which are mitigated by our Corporate Governance Guidelines and Policies and Code of Conduct, including compliance with listing standards for independent directors and committee assignments. The committee chairs report on risk related matters to the full Board of Directors from time to time as appropriate.

The Board of Directors believes that having a system in place for risk management and implementing strategies responsive to our risk profile and exposures will adequately identify our material risks in a timely manner.

Board of Directors’ Nomination Policy

Evaluation Criteria and Procedures

Members of the Board of Directors of Granite are divided into three classes and are nominated for election for staggered three-year terms. The Board of Directors, its members, its committee structure, its governance plans and its overall performance are continuously reviewed. Evaluations are made based on observations and interviews with management and with Board members conducted annually by the Nominating and Corporate Governance Committee.

Also, included in this review is a careful evaluation of the diversity of skills and experience of Board members weighed against Granite's current and emerging operating and strategic challenges and opportunities. The Board of Directors makes every effort to nominate individuals who bring a variety of complementary skills and, as a group, possess the appropriate skills and experience to oversee our business. Accordingly, although diversity is a consideration in the nominating and evaluation process, the Nominating and Corporate Governance Committee and the Board of Directors do not have a formal policy with respect to the consideration of diversity. However, as of February 1, 2021, 30% of our directors are women and 20% are racially or ethnically diverse. Evaluations are made based on observations and interviews with management and with Board members conducted annually by the Nominating and Corporate Governance Committee.

Current Board members whose performance, capabilities, and experience meet Granite's expectations and needs are nominated for re-election in the year of their respective term's completion. In accordance with Granite's Corporate Governance Guidelines and Policies, Board members will not stand for re-nomination and no proposed candidate will be re-nominated if the nominee’s 72nd birthday occurs prior to the annual meeting of shareholders in the year of re-nomination or nomination. Moreover, Directors will retire no later than the first annual meeting of shareholders immediately following their 72nd birthday.

Each member of the Board of Directors must meet a set of core criteria, referred to as the “three C's”: Character, Capability and Commitment. Granite was founded by persons of outstanding character, and it is Granite's intention to ensure that it continues to be governed by persons of high integrity and worthy of the trust of its shareholders. Further, Granite intends to recruit and select persons whose capabilities, including their educational background, their work and life experiences, and their demonstrated records of performance will ensure that Granite's Board of Directors will have the balance of expertise and judgment required for its long-term performance and growth. Finally, Granite will recruit and select only those persons who demonstrate they have the commitment to devote the time, energy, and effort required to guarantee Granite will have the highest possible level of leadership and governance.

In addition to the three C's, the Board of Directors recruitment and selection process assures that the Board of Directors composition meets all of the relevant standards for independence and specific expertise. For each new recruitment process, a set of specific criteria is determined by the Nominating and Corporate Governance Committee with the assistance of the Chairman of the Board and an executive search firm, if the Committee deems engagement of such a firm appropriate. These criteria may specify, for example, the type of industry or geographic experience that would be useful to maintain and improve the balance of skills and knowledge on the Board of Directors. After the search criteria are established, an executive search firm is typically engaged to use its professional skills and its data sources and contacts, including current Granite Board members and officers, to identify appropriate candidates. The credentials of a set of qualified candidates provided by the search process are submitted for review by the Nominating and Corporate Governance Committee, the Chairman of the Board and senior officers. Based on this review, the Nominating and Corporate Governance Committee invites the top candidates for personal interviews with the Nominating and Corporate Governance Committee and Granite's executive management team.

Normally, the search, review and interview process results in a single nominee to fill a specific vacancy. However, a given search may be aimed at producing more than one nominee, or the search for a single nominee may result in multiple candidates of such capability and character that multiple candidates might be nominated and the Board of Directors may be expanded accordingly.

It is Granite's intention that this search and nomination process consider qualified candidates referred by a wide variety of sources, including all of Granite's constituents - its customers, employees and shareholders and members of the communities in which it operates. The Nominating and Corporate Governance Committee is responsible for assuring that relevant sources of potential candidates have been appropriately canvassed.

Shareholder Recommendation and Direct Nomination of Board of Directors Candidates

Consistent with our bylaws and the Nominating and Corporate Governance Committee charter, Granite will review and consider for nomination any candidate for membership to the Board of Directors recommended by a shareholder, utilizing the same evaluation criteria and selection process described in “Evaluation Criteria and Procedures” above. The Committee will consider nominees to the Board of Directors recommended by shareholders. Shareholders wishing to recommend a candidate for consideration in connection with an election at a specific annual meeting should notify Granite well in advance of the meeting date to allow adequate time for the review process and preparation of the proxy statement.

In addition, Granite's bylaws provide that any shareholder entitled to vote in the election of directors may directly nominate a candidate or candidates for election at a meeting provided that timely notice of his or her intention to make such nomination is given. To be timely, a shareholder nomination for a director to be elected at an annual meeting must be received at Granite's principal office, addressed to the Corporate Secretary, no less than 120 days prior to the first anniversary of the date the proxy statement for the preceding year's annual meeting of shareholders was released to shareholders and must contain the information specified in our bylaws. If no meeting was held in the previous year, the date of the annual meeting is changed by more than 30 calendar days from the previous year, or in the event of a special meeting, to be on time, the notice must be delivered by the close of business on the tenth day following the day on which notice of the date of the meeting was mailed or public announcement of the date of the meeting was made.

Director Independence

Under the listing standards of the NYSE, a director is considered independent if the Board of Directors determines that the director has no material relationship with Granite. In determining independence, the Board of Directors considers pertinent facts and circumstances including commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, among others. The Board of Directors follows these guidelines, established by the NYSE, when assessing the independence of a director:

•

A director who, within the last three years is, or has been, an employee of Granite or whose immediate family member is, or has been within the last three years, an executive officer of Granite, may not be deemed independent until three years after the end of such employment relationship. Employment as an interim Chairman or Chief Executive Officer or other executive officer shall not disqualify a director from being considered independent following that employment.

•

A director who has received, or has an immediate family member who has received, during any twelve-month period within the last three years more than $120,000 in direct compensation from Granite, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service), may not be deemed independent. Compensation received by a director for former service as an interim Chairman or Chief Executive Officer or other executive officer and compensation received by an immediate family member for service as an employee of Granite (other than an executive officer) will not be considered in determining independence under this test.

•

The following directors may not be deemed independent: (a) a director who is a current partner or employee of a firm that is Granite's internal or external auditor; (b) a director who has an immediate family member who is a current partner of such a firm; (c) a director who has an immediate family member who is a current employee of such a firm and who personally works on Granite's audit; or (d) a director or immediate family member who was within the last three years a partner or employee of such a firm and personally worked on Granite's audit within that time.

•

A director who, or whose immediate family member, is or has been within the last three years, employed as an executive officer of another company where any of Granite's present executive officers at the same time serves or served on that company's compensation committee may not be deemed independent.

•

A director who is a current employee, or whose immediate family member is a current executive officer, of a company that has made payments to, or received payments from, Granite for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1 million, or 2% of such other company's consolidated gross revenues for that fiscal year may not be deemed independent.

The Board of Directors reviews the independence of all non-employee directors every year. For the review, the Board of Directors relies on information from responses to questionnaires completed by directors and other sources. Directors are required to immediately inform the Nominating and Corporate Governance Committee of any material changes in their or their immediate family members' relationships or circumstances that could impact or change their independence status.

The following non-employee directors are independent under the listing standards of the NYSE: Claes G. Bjork, Molly C. Campbell, David C. Darnell, Patricia D. Galloway, David H. Kelsey, Alan P. Krusi, Jeffrey J. Lyash, Celeste B. Mastin, Michael F. McNally and Gaddi H. Vasquez.

Board of Directors and Annual Shareholder Meeting Attendance

During 2019, the Board of Directors held eight meetings. Each of the directors attended at least 75% of the aggregate of the total number of meetings of the Board of Directors and the total number of meetings of any committee(s) on which he or she served. Except for irreconcilable conflicts, directors are expected to attend the annual meeting of shareholders.

The annual meeting attendance policy is a part of Granite's Board of Directors Corporate Governance Guidelines and Policies and is posted on Granite's website www.graniteconstruction.com. All nine directors then in office attended Granite's 2019 Annual Meeting of Shareholders.

Board of Directors Education

Granite’s directors participate in director educational seminars, conferences and other director education programs presented by internal and external resources, on, among others, current topics of importance to boards, best practices in corporate governance and legal responsibilities of directors. Granite is also a member of the National Association of Corporate Directors (“NACD”) and encourages its members of the Board to take advantage of the NACD’s numerous additional educational resources and programs.

Communications with the Board of Directors

Any shareholder or other interested party wishing to communicate with the Board of Directors, or any particular director, including the Chairman of the Board or the Lead Director, if there is one, can do so by following the process described in the Communications with the Board of Directors Policy. The policy is posted on Granite's website www.graniteconstruction.com.

Corporate Governance Guidelines and Policies

Granite's Board of Directors is subject to the Board of Directors Corporate Governance Guidelines and Policies. The Board of Directors Corporate Governance Guidelines and Policies is available on our website www.graniteconstruction.com.

Employee, Officer and Director Hedging

The Company's Insider Trading Policy prohibits employees, officers and directors from engaging in hedging transactions with respect to Company securities. The policy prohibits transactions, other than a current sale transaction, that are designed to protect a holder of securities from a possible decline in the value of such securities, including puts, options, swaps, zero-cost collars, forward sale contracts or similar instruments or arrangements.

Code of Conduct

Granite's Code of Conduct applies to all Granite employees, including the Chief Executive Officer and the Chief Financial Officer, and to all directors, including the Chairman of the Board. The Code of Conduct is available on Granite's website. We will also post any amendments to the Code of Conduct, or waivers of the application of provisions of the Code of Conduct to any of our directors or executive officers, on our website www.graniteconstruction.com.

Item 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION & ANALYSIS

Objective of the Compensation Program

The market for executive talent is highly competitive and the objective of our executive compensation program is to attract and retain talented, creative, and experienced executives with the skills and leadership qualities necessary to compete in the marketplace, deliver consistent financial performance and grow shareholder value. The Compensation Committee believes that an effective way to enhance Granite's performance is through variable compensation structured to align our executives’ interests with the Company’s short and long-term performance objectives. Key elements of the executive officer program are as follows:

•	Total direct compensation generally is targeted within the range of the 50th percentile of comparable positions in the market;
•	Actual pay levels reflecting market data, individual experience, tenure and ability to impact business and financial results;

•	Short-term and long-term goals aligned with interests of shareholders, with cash and stock-based incentives earned upon the attainment of pre-established financial and non-financial goals;

•

A comprehensive benefits program which includes: medical, dental, vision, life, accidental death and dismemberment insurance, short-term and long-term disability insurance, 401(k) Plan, Employee Stock Purchase Plan, health and wellness benefits, paid vacation, holiday pay; and

•	Eligibility, along with other management employees, to participate in our Non-Qualified Deferred Compensation Program.

Executive Officer Compensation Program

During 2019, we conducted our annual “Say on Pay” shareholder advisory vote, as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and SEC rules. This resulted in the approval of the compensation of our Named Executive Officers for 2018 by approximately 98% of the votes cast. The Compensation Committee considers these voting results when planning compensation for subsequent years and believes the results affirm the Company’s executive compensation pay levels, programs and policies. Accordingly, the Compensation Committee did not adopt any changes to this program as a result of this vote, although the Compensation Committee is continually evaluating our executive compensation to further align the program with shareholders’ interests. In addition to this endorsement by our shareholders of our executive compensation programs and practices, management values the views of our largest institutional shareholders and proxy advisory firms on our compensation practices and disclosures.

The key components of the 2019 program for compensating our Named Executive Officers are as follows:

•	Adjustments to align target total direct compensation closer with market median levels if deemed necessary by the Compensation Committee;

•

An Annual Incentive Plan (“AIP”) with Net Income, Operating Income and Safety as the key performance measures on which to incentivize and reward our Named Executive Officers for the current year (for a detailed explanation, please refer to “2019 Annual Incentive Plan Compensation”); and

•

A Long Term Incentive Plan (“LTIP”) that includes a performance-based component (80% weighting) that is based on relative Total Shareholder Return (“TSR”) and a service based component (20% weighting) to reward and sustain long term performance (for a detailed explanation, please refer to “Long Term Incentive Compensation”).

The specific provisions of the compensation opportunity, plan design, and performance objectives are described in greater detail below.

The following table identifies our 2019 Named Executive Officers:

Named Executive Officer	Title as of December 31, 2019
James H. Roberts	President and Chief Executive Officer (CEO)
Jigisha Desai(1)	Senior Vice President and Chief Financial Officer (CFO)
Kyle T. Larkin(1)	Senior Vice President and Manager of Construction and Materials Operations
James D. Richards(2)	Senior Vice President and Heavy Civil Group Manager
Dale A. Swanberg(3)	Former Senior Vice President and Heavy Civil Group Manager

(1) Subsequent to December 31, 2019, Mr. Kyle Larkin was appointed President (Principal Executive Officer) and Ms. Elizabeth L. Curtis was appointed Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer).

(2) Effective October 25, 2019, the Company announced that Mr. Richards would serve as Senior Vice President, Heavy Civil Group Manager.

(3) Mr. Swanberg ceased to serve as an executive officer effective October 25, 2019.

Role of the Compensation Committee and Chief Executive Officer in Determining Executive Compensation

The Compensation Committee is actively engaged in the design and approval of all elements of the compensation program for our executive officers. Compensation and potential payouts are determined with assistance and recommendations from the compensation consultant as discussed below. The annual salary levels, incentive compensation targets and potential payouts of the other executive officers are reviewed and approved by the Compensation Committee based on recommendations of the CEO and the compensation consultant. The Compensation Committee determines the compensation of the CEO and the CEO does not participate in any deliberations regarding his own compensation. For a detailed explanation, please refer to “Information About the Board of Directors and Corporate Governance — Committees of the Board of Directors — Compensation Committee.”

Role of the Compensation Consultant

The Compensation Committee retained the services of FW Cook as its Compensation Consultant to provide advice and recommendations on executive officer and Board of Director compensation programs. Representatives of the compensation consultant attended Compensation Committee meetings and provided guidance and expertise on competitive pay practices and plan designs that are consistent with the key objectives of the compensation program. For a detailed explanation, please refer to “Information About the Board of Directors and Corporate Governance — Role of the Compensation Consultant.”

Annual Risk Assessment

The Compensation Committee in consultation with its independent compensation consultant, annually reviews the balance between risk and reward in the design of the executive officer and employee incentive compensation programs. The AIP and LTIP utilize a portfolio of performance metrics across the Company designed to balance short- and long-term financial objectives and generate sustainable shareholder value. Performance goals are set as a range for each objective with a maximum payout opportunity assigned to each performance goal. The Compensation Committee carefully reviews incentive plan goals to ensure the appropriate levels of difficulty and reviews the financial performance of Granite and its peers to ensure performance goals and payout opportunities are appropriately calibrated. The performance measures, threshold and maximum payout opportunities and the calibration of achievability of incentive plan goals are all designed to help ensure that the incentive plans appropriately balance risk and reward, limiting excessive risk-taking and the potential for windfall payouts. Finally, the Company maintains several risk mitigating governance policies such as executive stock ownership guidelines, anti-hedging/pledging policies and an incentive compensation recoupment policy. As a result of the above, the Compensation Committee believes that the compensation program is not reasonably likely to have a material adverse effect on the Company.

Market Data Considered in Determining Executive Compensation for 2019

The Compensation Committee reviews available industry compensation data to establish competitive compensation levels which will reward our executive officers if performance targets are achieved. During 2019, benchmark data from 2018 was obtained from a single peer group consisting of sixteen public companies representing the construction, engineering, and/or construction materials industries. The Compensation Committee believes that industry-specific companies are the most appropriate source of benchmark data as they are most representative of Granite’s market for talent. The data from the peer group of sixteen public companies is used by the Compensation Committee to establish base salary, target total cash and long term incentive compensation levels. For a detailed explanation, please refer to “Long Term Incentive Compensation – Performance Awards.” As an additional market reference point, the Compensation Committee reviews national, general industry survey data scoped based on each executive’s functional role and revenue responsibility.

Peer Group of Public Companies

The sixteen public companies selected for the peer group to inform 2019 target total direct compensation levels are in the construction, engineering, and/or construction materials industries and compete for executive talent in the same market as Granite. Six companies were added to the peer group for 2019 to ensure a robust data sample. At the time the peer group was approved, Granite’s trailing 12-month revenues were at the peer median (inclusive of the full-year impact of the Layne Christensen Company acquisition) and the Company’s then-current and 12-month average market capitalization was at the peer 40th percentile. The median annual revenue of the approved peer group was $3.5 billion and the median 12-month average market cap was $3.3 billion.

The table below names each of the companies in the 2019 peer group.

Company Name
Aegion Corporation	Jacobs Engineering Group Inc.	MYR Group, Inc.	US Concrete Inc.
Comfort Systems USA, Inc.	KBR, Inc.	Primoris Services Corporation	USG Corp
Dycom Industries, Inc.	Martin Marietta Materials, Inc.	Quanta Services, Inc.	Valmont Industries, Inc.
EMCOR Group, Inc.	MasTec, Inc.	Tutor Perini Corporation	Vulcan Materials Company

As an additional reference point, as of June 10, 2020, the Compensation Consultant developed and the Compensation Committee approved, a revised peer group for the 2021 benchmarking comparison. The changes removed certain larger peers from the benchmarking peer group (Vulcan Materials and Martin Marietta) and replaced them with Tetra Tech Inc., Eagle Materials, Inc. and Cornerstone Building Brands. At the time peer group was approved, the median revenue was $3.0 billion and the median 12-month average market cap was $1.9 billion.

Compensation Elements

Base Salaries

Annually, the CEO reviews compensation for the Named Executive Officers (other than himself) and makes recommendations to the Compensation Committee based on their tenure, individual and operating group performance. The Compensation Committee considers these recommendations, as well as, benchmarking comparisons prepared by the compensation consultant and sets the base salaries for the Named Executive Officers, including the CEO. Salary increases are based on operating group performance, individual performance and tenure in their respective positions, and any increases are aligned with the market median data from Granite’s peer group.

Effective January 1, 2019, Mr. Roberts’s base salary increased from $900,000 to $950,000, Ms. Desai’s base salary increased from $425,000 to $475,000, Mr. Larkin’s base salary increased from $350,000 to $425,000 and Mr. Swanberg’s base salary increased from $425,000 to $450,000. Named Executive Officer base salaries for 2019 were 6% below the peer median data, in aggregate.

Base salaries for 2019 and 2018 for the Named Executive Officers were as follows:

Named Executive Officer	2018 Base Salary	2019 Base Salary	% of Change
James H. Roberts	$900,000	$950,000	5.6%
Jigisha Desai	$425,000	$475,000	11.8%
Kyle T. Larkin	$350,000	$425,000	21.4%
James D. Richards	$425,000	$425,000	0.0%
Dale A. Swanberg(1)	$425,000	$450,000	5.9%

(1) Mr. Swanberg ceased to serve as an executive officer effective October 25, 2019.

2019 Annual Incentive Plan Compensation

The Named Executive Officers participate in the AIP pursuant to which annual incentive compensation is determined by overall company performance and/or applicable operating group performance. Annual profitability forecasts were determined at the beginning of the year and used to establish the target performance goals. Threshold and maximum goals were also established, and payouts were determined based on achievement versus the goals. As in prior years, performance against Company and/or operating group safety objectives served as a modifier to the calculated bonus based on financial performance.

Annual Incentive Opportunity

As presented in detail below, each Named Executive Officer's targeted annual incentive opportunity is based on external benchmark data for similar positions and is expressed as a percentage of base salary. Pursuant to the terms of the AIP, maximum cash payouts cannot exceed two times the target opportunity. The aggregate AIP target opportunities were 2% below peer group median data.

At the beginning of 2019, the AIP performance goals for the Named Executive Officers were approved by the Compensation Committee. At the time, Mr. Larkin was serving as the Company’s Senior Vice President and California Group Manager and Mr. Richards was serving as the Senior Vice President and Northwest Group Manager. In October 2019, the Company announced that Mr. Larkin would serve as Senior Vice President and Manager of Construction and Materials Operations and Mr. Richards would serve as Senior Vice President and Heavy Civil Group Manager. Although it was announced that their roles and responsibilities would change, Messrs. Larkin's and Richards’ AIP goals were unaffected, and their bonuses were calculated based on their respective operating group performance as approved by the Compensation Committee in the beginning of 2019.

The 2019 AIP opportunities for the Named Executive Officers are presented below. There were no changes to the fixed percentage of base salary.

Annual Incentive Opportunity

		Annual Incentive Opportunity
Named Executive Officer	2019 Base Salary	Target(1) as % of Base Salary	Threshold	Target	Maximum
James H. Roberts	$950,000	115%	$546,250	$1,092,500	$2,185,000
Jigisha Desai	$475,000	75%	$178,125	$356,250	$712,500
Kyle T. Larkin	$425,000	75%	$159,375	$318,750	$637,500
James D. Richards	$425,000	75%	$159,375	$318,750	$637,500
Dale A. Swanberg(2)	$450,000	75%	$168,750	$337,500	$675,000

(1) The “target” is set by the Compensation Committee after a review of market median annual incentive target awards of Granite’s peer group and survey data which is the basis for establishing the threshold and maximum annual incentive.

(2) Mr. Swanberg ceased to serve as an executive officer effective October 25, 2019 and as a result, his AIP opportunity was forfeited.

2019 AIP Performance Measures

At the beginning of the annual performance period (January 1st – December 31st), the Compensation Committee approved the 2019 AIP weighting and financial performance goals. The Compensation Committee determined that 2019 AIP payouts for Mr. Roberts and Ms. Desai were to be determined based on Company financial performance and a Company safety multiplier. For Messrs. Larkin, Richards and Swanberg (the operating group Named Executive Officers), the Committee established independent measures for the 2019 AIP to be paid out based on Company financial performance and applicable operating group financial performance with the respective safety multipliers applied.

The following table illustrates the 2019 AIP performance measures:

	Company Performance		Operating Group Performance
Named Executive Officer	Weighting	Performance Measure	Weighting	Performance Measure(1)
James H. Roberts	100%	Company	-	-
Jigisha Desai	100%	Net Income(2)	-	-
Kyle T. Larkin	40%	x	60%	Group Operating Income(3)
James D. Richards	40%	Company	60%	x
Dale A. Swanberg(5)	40%	Safety Multiplier(4)	60%	Group Safety Multiplier(4)

(1) Measured based on each individual operating group performance, where applicable.

(2) Company Net Income is defined as actual consolidated Net Income attributable to Granite Construction Incorporated calculated in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and adjusted for items approved by the Compensation Committee.

(3) Operating Income is defined as actual operating income for the applicable operating group calculated in accordance with U.S. GAAP and adjusted for items approved by the Compensation Committee.

(4) Granite uses the OSHA Recordable Incident Rate (“ORIR”), a nationally recognized metric, to benchmark its safety performance against the construction industry. ORIR tracks all injuries which require OSHA documentation (i.e., those that result in medical treatment, restricted duty or lost time) and represents the number of events per 100 full-time employees. It is calculated by multiplying the number of OSHA recordable injuries (total injuries or lost time injuries) by 200,000 (2,000 hours per employee per year x 100 employees) and dividing by the total number of hours of employee exposure.

(5) Mr. Swanberg ceased to serve as an executive officer effective October 25, 2019 and as a result, his AIP opportunity was forfeited.

2019 AIP Performance Measure and Results

The Compensation Committee considered the Company's annual operating plan for the year in setting threshold, target and maximum performance goals for 2019 AIP performance metrics. The payout based on Company and/or operating group financial performance is zero if Company and/or applicable operating group performance, respectively, is below the financial performance threshold. Once threshold requirements are met, Named Executive Officers can earn between 50% and 200% of their annual target opportunity depending on the level of achievement of the Company and/or operating group financial performance. Linear interpolation applies for performance between threshold/target and target/maximum performance levels. The calculated bonus under Company and/or operating group performance components is subject to a safety multiplier ranging from 90% to 115% based on Company and/or operating group safety performance, as applicable.

The following were the AIP financial performance measures set for 2019 (in millions):

2019 AIP Financial Performance Goals

Performance Level	Threshold Performance 50% of Target	Target Performance 100% of Target	Maximum Performance 200% of Target
Company Net Income	$93.0	$116.3	$139.5
California Group Operating Income	$99.5	$124.4	$149.2
Northwest Group Operating Income	$66.4	$82.9	$99.5
Heavy Civil Group Operating Income	$5.4	$8.1	$9.8

The following table outlines the safety performance goals and results. Linear interpolation is used to determine the multiplier when actual performance attained falls between threshold/target and target/maximum performance levels:

2019 AIP Safety Multiplier Goals

Performance Level	Threshold 90% Multiplier	Target 110% Multiplier	Maximum 115% Multiplier	Safety ORIR Results	Actual Safety Multiplier
Company Safety ORIR	1.5	1.0	0.8	0.94	112%
California Operating Group Safety ORIR	1.3	0.9	0.7	0.72	115%
Northwest Operating Group Safety ORIR	1.3	0.9	0.7	0.50	115%
Heavy Civil Operating Group Safety ORIR	1.3	0.9	0.7	1.57	90%

Based on actual performance, individual incentives earned by the Named Executive Officers were as follows:

Summary of Actual 2019 AIP Total Bonus Payouts

Named Executive Officer	AIP Target Opportunity	Actual Company Bonus Payout	Actual Operating Group Bonus Payout(1)	Other	Total Actual AIP Bonus Payout(2)
James H. Roberts	$1,092,500	-	-	-	-
Jigisha Desai(3)	$356,250	-	-	$100,000	$100,000
Kyle T. Larkin	$318,750	-	$116,567	-	$116,567
James D. Richards	$318,750	-	$204,542	-	$204,542
Dale A. Swanberg(4)	$337,500	-	-	-	-

(1) Actual operating group payout includes safety multiplier.

(2) Represents the sum of 2019 Company and operating group bonus payouts.

(3) Ms. Desai received a bonus under the Flexible Bonus Policy in recognition of her contributions.

(4) Mr. Swanberg ceased to serve as an executive officer effective October 25, 2019 and as a result, his AIP opportunity was forfeited.

Long Term Incentive Compensation

To emphasize and reward sustained long term performance, all Named Executive Officers participated in the 2019 LTIP. The LTIP target opportunity was 10% below the median data, in aggregate, and varied by each Named Executive Officer and their role. No changes were made to the LTIP incentive target opportunity for our Named Executive Officers for 2019, except for Mr. Roberts, who received an increase from $2,000,000 to $2,700,000 in connection with a market adjustment to bring his target total direct compensation (“TDC”) (when combined with his target cash compensation increase) into closer alignment with the market-median. Notwithstanding this change, Mr. Roberts’s 2019 target TDC remained approximately 15% below the peer group/survey medians.

The LTIP incentive target opportunities for the Named Executive Officers under the 2019 LTIP are presented below:

Named Executive Officer	LTIP Incentive Target Opportunity
James H. Roberts	$2,700,000
Jigisha Desai	$450,000
Kyle T. Larkin	$450,000
James D. Richards	$450,000
Dale A. Swanberg(1)	$450,000

(1) Mr. Swanberg ceased to serve as an executive officer effective October 25, 2019 and as a result, his 2019 LTIP Opportunity was forfeited.

Each Named Executive Officer’s target award is divided into two components – Performance Awards and Service Awards. The table below reflects the weighting of the two components:

LTIP Components Weighting

Weighting
Performance Award	80%
Service Award	20%
Total	100%

Performance Awards

The Compensation Committee reviewed alternative comparator groups for the 2019 –2021 TSR performance period and elected to choose a larger objective comparator group comprised of Russell 3000 companies in the Construction and Engineering or Construction Materials GICS Sub-Industry classification. This larger group of 31 companies should reduce the impact of merger & acquisition activity during the performance period and ensure TSR payouts are not disproportionately impacted by the events or circumstances of one or two companies. Payouts for the 2019 – 2021 performance period are to be calculated based on Granite’s TSR rank relative to this new peer group of companies. The higher Granite’s overall performance ranking is, the greater the payout percentage. However, the Compensation Committee has the ability to reduce the payout percentage for the performance period in its sole discretion. The TSR award calculation methodology will remove any acquired peers from the measurement group.

2019 – 2021 TSR Payout Curve

(Utilizes a Relative TSR Percentile Ranking System to determine payout as a percentage of Target.)

2019 – 2021
Relative TSR Percentile Rank	Payout (% of Target)(1)
80th Percentile or better	200%
50th Percentile	100%
35th Percentile	50%
Below 35th Percentile	0%

(1) Linear interpolation applies between performance levels.

Total Shareholder Return Performance Calculation

Prior to the 2019 – 2021 performance period, TSR was calculated by dividing (i) the sum of the closing price on the last trading day of the performance period and all dividends and per-share cash equivalents paid during the performance period, by (ii) the closing price on the day before the first day of the performance period. The performance awards are calculated at the end of a three-year performance period. However, beginning with the 2019-2021 performance period, the Compensation Committee changed the calculation of TSR from the beginning/closing stock price to a 20-day trading day average to avoid potential unintended consequences of spot prices.

The 2016 performance awards were calculated for the three-year period ending December 31, 2018 with vesting and payment in March 2019. The 2017 performance awards were calculated for the three-year period ending December 31, 2019 with vesting and payment in 2020. The 2018 performance awards will be calculated for the three-year period ending December 31, 2020 with vesting and payment in 2021. The 2019 performance awards will be calculated for the three-year period ending December 31, 2021 with vesting and payment in 2022.

TSR Performance Period	Award Opportunity	Payout Timing (if award earned based on performance)
January 1, 2016 – December 31, 2018	0% – 200% of 2016 Performance Award	Q1 2019
January 1, 2017 – December 31, 2019	0% – 200% of 2017 Performance Award	Q1 2020
January 1, 2018 – December 31, 2020	0% – 200% of 2018 Performance Award	Q1 2021
January 1, 2019 – December 31, 2021	0% – 200% of 2019 Performance Award	Q1 2022

Payouts for 2016 – 2018 Total Shareholder Return Awards Paid in 2019

Payouts for the 2016 – 2018 TSR performance period are reflected in the 2019 Summary Compensation and 2019 Grant Plan Based Award tables. TSR was calculated on Granite’s performance relative to the industry peer group of construction, engineering and construction materials used for benchmarking data in 2016.

The following are the 2016 – 2018 peer group companies and payout curve.

2016 – 2018 TSR Peer Group (11 companies, including Granite)
Aegion Corporation	Martin Marietta Materials, Inc.	Primoris Services Corporation	Vulcan Materials Company
Dycom Industries, Inc.	MasTec, Inc.	Quanta Services, Inc.
EMCOR Group, Inc.	MYR Group, Inc.	Tutor Perini Corporation

2016 – 2018 TSR Payout Curve

(Utilizes a Relative Percentile Ranking System to determine payout as a percentage of Target.)

2016 – 2018
Relative Percentile Ranking	Payout (% of Target)(1)
90th Percentile or better	200%
75th Percentile	150%
50th Percentile	100%
25th Percentile	50%
Below 25th Percentile	0%

(1) Linear interpolation applies between performance levels.

Granite’s three-year TSR performance as of December 31, 2018 for the performance period from January 1, 2016 through December 31, 2018 was at the 40th percentile, reflecting a share-based earnout of 80% of the target. See “2016 – 2018 TSR Payout Curve” above.

The earned awards for the performance period are presented in the following table.

TSR Performance Period January 1, 2016  – December 31, 2018

Named Executive Officer	Target Award Opportunity	Actual Payout Earned	Restricted Stock Units Awarded(1)
James H. Roberts	$1,133,333	$1,066,667	27,527
Jigisha Desai(2)	n/a	n/a	n/a
Kyle T. Larkin(2)	n/a	n/a	n/a
James D. Richards	$300,000	$240,000	6,194
Dale A. Swanberg(2)	n/a	n/a	n/a

(1) Awards are denominated as a cash value until earned based on performance. The number of restricted stock units (“RSUs”) awarded was calculated by dividing the actual long-term incentive value by $38.75, which was the average stock price over the first 30 days of January 2016.

(2) Due to the performance period beginning prior to becoming executive officers, Ms. Desai, Messrs. Larkin and Swanberg were not eligible to participate in the 2016 – 2018 TSR program.

Payouts for 2017 – 2019 Total Shareholder Return Awards Paid in 2020

TSR was calculated on Granite’s performance relative to the industry peer group of construction, engineering and construction materials used for benchmarking data in 2017.

The following are the 2017 – 2019 peer group companies and performance curve.

2017 – 2019 TSR Peer Group (11 companies, including Granite)
Aegion Corporation	Martin Marietta Materials, Inc.	Primoris Services Corporation	Vulcan Materials Company
Dycom Industries, Inc.	MasTec, Inc.	Quanta Services, Inc.
EMCOR Group, Inc.	MYR Group, Inc.	Tutor Perini Corporation

2017 – 2019 TSR Payout Curve

(Utilizes a Relative Percentile Ranking System to determine payout as a percentage of Target.)

2017 – 2019
Relative Percentile Ranking	Payout (% of Target)(1)
80th Percentile or better	200%
50th Percentile	100%
35th Percentile	50%
Below 35th Percentile	0%

(1) Linear interpolation applies between performance levels.

Granite’s three-year TSR performance as of December 31, 2019 for the performance period from January 1, 2017 through December 31, 2019 was at the 10th percentile, reflecting a share-based earnout of 0% of the target. See “2017 – 2019 TSR Payout Curve” above.

The earned awards for the performance period are presented in the following table.

TSR Performance Period January 1, 2017 – December 31, 2019

Named Executive Officer	Target Award Opportunity	Actual Payout Earned	Restricted Stock Units Awarded
James H. Roberts	$1,600,000	-	-
Jigisha Desai(1)	n/a	n/a	n/a
Kyle T. Larkin(1)	n/a	n/a	n/a
James D. Richards	$360,000	-	-
Dale A. Swanberg(2)	$360,000	n/a	n/a

(1) Due to the performance period beginning prior to becoming Executive Officers, Ms. Desai and Mr. Larkin were not eligible to participate in the 2017 – 2019 TSR program.

(2) Mr. Swanberg ceased to serve as an executive officer effective October 25, 2019 and as a result, his 2017 - 2019 TSR Award Opportunity was forfeited.

Service Awards

The Compensation Committee believes granting a portion of equity awards as RSUs assists in maintaining competitive levels of compensation, encourages the continued retention of key management, and aligns the interest of Named Executive Officers with that of the shareholders. Service Awards vest in three equal annual installments beginning on the date of grant, subject to continued service.

2019 Service Awards

Named Executive Officer	Service Award	RSUs Awarded(1)
James H. Roberts	$539,983	11,693
Jigisha Desai	$90,005	1,949
Kyle T. Larkin	$90,005	1,949
James D. Richards	$90,005	1,949
Dale A. Swanberg(2)	$90,005	1,949

(1) The number of RSUs awarded was calculated by dividing the service award by the closing stock price of $46.18 on March 14, 2019.

(2) Mr. Swanberg ceased to serve as an executive officer effective October 25, 2019 and as a result, his 2019 Service Award was forfeited.

Policy Regarding Recovery of Award if Basis Changes Because of Restatement

If the basis upon which a previous compensation award was made is determined to have been in error due to a restatement of a prior year's financial results, it is Granite's policy to either recover the amount overpaid or to offset the overpayment against future incentive compensation earned. This policy applies to AIP and LTIP awards. Granite’s Board of Directors intends to undertake an analysis of whether excess incentive compensation was paid to any of its executive officers or former executive officers.

Stock Ownership Guidelines

Our Board of Directors has adopted Stock Ownership Guidelines to align the interests of Granite's Named Executive Officers with the interests of shareholders and to promote Granite's commitment to sound corporate governance. Named Executive Officers are expected to own and hold a minimum number of shares of Granite common stock based on relevant market standards. Stock ownership guidelines are determined as a multiple of the Named Executive Officer's base salary, and are as follows:

•	Chief Executive Officer: 3 x annual base salary

•	Other Named Executive Officers: 2 x annual base salary

Minimum stock ownership levels are to be achieved within five years following the later of the May 13, 2009 adoption of the Stock Ownership Guidelines and the date an individual becomes a Named Executive Officer. Compliance with the guidelines is reviewed by the Compensation Committee on an annual basis. Shares that count toward the satisfaction of the guidelines include:

•	Shares owned outright by the Named Executive Officer or his or her immediate family members residing in the same household, whether held individually or jointly;

•	Any vested and deferred RSUs;
•	Shares held for the Named Executive Officer's account in the Granite Construction Incorporated Profit Sharing and 401(k) Plan (“401(k) Plan”); and

•	Shares held in trust for the benefit of the Named Executive Officer or his or her family.

Until the applicable guideline is achieved, the Named Executive Officer is required to retain an amount equal to 25% of net shares received as a result of the vesting of RSUs through Granite's stock incentive plans. As of December 31, 2019, all Named Executive Officers have met the required ownership level or are still within their 5-year compliance period.

The following table contains the 2019 percentage of attainment of the Company’s stock ownership guidelines for Named Executive Officers (excludes Mr. Swanberg in light of his October 25, 2019 separation from the Company):

Stock Ownership as of December 31, 2019

Named Executive Officer	2019 Base Salary	Stock Ownership as Multiple of Base	Required Value of Stock Ownership	Date to be Achieved(1)
James H. Roberts	$950,000	3	$2,850,000	May 2014
Jigisha Desai	$475,000	2	$950,000	April 2024
Kyle T. Larkin	$425,000	2	$850,000	April 2023
James D. Richards	$425,000	2	$850,000	April 2019

(1) To be achieved within five years after the later of (a) 2009 or (b) becoming a Named Executive Officer.

Anti-Hedging Policy

The Company’s Insider Trading Policy, which applies to employees, officers and directors of the Company and their family members and affiliates, provides that such individuals are prohibited from engaging in hedging transactions involving the Company’s securities. For additional information, see “Information About the Board of Directors and Corporate Governance - Employee, Officer, and Director Hedging.”

Anti-Pledging Policy

In accordance with the Company’s Insider Trading Policy, a transaction in which a holder of a security of the Company uses that security as collateral for a loan or other extension of credit or a pledge is prohibited.

Non-Qualified Deferred Compensation

Granite offers its executive officers, Board of Directors, and other key executives, participation in the Granite Construction Key Management Deferred Compensation Plan II (the “NQDC”), which:

•	Allows executive officers to defer up to 50% of their base compensation and up to 100% of their incentive compensation (cash and equity);

•	Allows non-employee directors to defer receipt of their annual cash retainer and RSU awards;

•

Allows participants to choose from a menu of investment options. Granite determines the investment options for the NQDC menu and may add or remove investment options based on a review of the performance of the particular investment;

•	Includes a Rabbi Trust, which provides participants a measure of added security that benefit obligations will be satisfied;

•

Includes an option under which participants can voluntarily direct Granite to purchase life insurance on their behalf and are eligible for a survivor benefit equal to one year's base salary payable in the event of death. The survivor benefit is payable only while the participant is employed with Granite.

Flexible Bonus Policy

The Compensation Committee has the authority to award discretionary bonuses to employees of the Company. In 2013, our Compensation Committee determined that it would be beneficial to define and limit its authority to award discretionary bonuses and adopted the Flexible Bonus Policy pursuant to which employees of the Company, including our Named Executive Officers, are eligible to receive a discretionary bonus, which may be based on Company performance, individual performance or such other factors as our Compensation Committee may consider appropriate. In determining Company performance, our Compensation Committee may consider the achievement of corporate financial, strategic and operational objectives including, but not limited to, revenue, income, and backlog. In determining individual performance, our Compensation Committee may consider the achievement of personal objectives including, but not limited to, business targets, budgetary targets, succession planning, and safety targets. It is our intention that the discretionary bonuses be fixed and determinable as of year-end; this would require approval prior to year-end. The aggregate amount of any bonus or bonuses payable under the Flexible Bonus Policy to any one participant in any calendar year may not exceed $250,000. Our Compensation Committee believes that the flexible design of this policy is necessary to consider the effects of unanticipated events and circumstances on the Company’s business or on a participant’s performance.

On December 3, 2019, the Compensation Committee awarded a $100,000 cash bonus to Ms. Desai in recognition of her contributions as CFO during 2019. The Compensation Committee also awarded RSU awards with a fair market value of $100,000 granted on December 3, 2019 to Ms. Desai and to Mr. Richards, respectively, in recognition of their contributions during 2019. These RSU awards will vest in three equal annual installments beginning on the first anniversary of the date of grant, subject to continued service.

Other Compensation

The Named Executive Officers are eligible to participate in the 401(k) Plan. Granite provides matching contributions up to 6% of an employee’s gross pay at the discretion of the Board of Directors. Under the terms of a policy applicable to Mr. Roberts and Ms. Desai, each are required to maintain a $5,000,000 personal umbrella liability insurance policy to provide coverage while conducting company business. Mr. Roberts and Ms. Desai receive a $1,417 per month vehicle allowance, which includes the reimbursement for the personal umbrella liability insurance discussed above. Messrs. Larkin, Richards, and prior to his separation, Mr. Swanberg received a $1,000 per month vehicle allowance. Granite also offers a health and wellness program and provides employees rewards for participation. All employees with rewards for participation are grossed up for tax purposes. In 2019, pursuant to the plan terms provided to all participating employees, Ms. Desai earned a reward with a total grossed-up value of $782 for a total net value of $500.

Impact of Accounting and Tax Treatments of a Particular Form of Compensation

In connection with its determination of the various elements of compensation for our executive officers, the Compensation Committee has taken into account the impact of Section 162(m) of the Internal Revenue Code on the deductibility of compensation for federal income tax purposes. Section 162(m) limits the deductibility of compensation paid to covered employees to $1 million annually. Covered employees include employees acting as our CEO or CFO (for years prior to 2018 our CFO was exempt from the limitation) at any time during the taxable year, our next three highest paid officers and covered employees for any preceding tax year beginning after December 31, 2016.  For years prior to 2018, some of the elements of our executive compensation package, including certain payments under our AIP and LTIP, were intended to qualify as “performance-based” compensation, which was exempt from the limitation on deductibility under Section 162(m). The performance-based compensation exemption under Section 162(m) was repealed effective January 1, 2018, except for certain grandfathered arrangements in effect as of and not materially modified after, November 2, 2017. Notwithstanding Section 162(m), the Compensation Committee has the discretion to design and implement elements of executive compensation that may not be fully deductible for income tax purposes.

Change-in-Control Arrangements

All of our Named Executive Officers are participants in the Executive Retention and Severance Plan. The purpose of the plan is to:

•	Provide an incentive to the existing management to continue their employment with Granite during the pendency of a potential change-in-control transaction; and

•	Attract and retain executives by reducing their concerns regarding future employment following a change-in-control.

The Executive Retention and Severance Plan originally provided that if a participant’s employment with Granite is terminated by the Company within three years after a “change-in-control” (as defined below) of Granite other than for cause, or if the participant resigns from such employment within three years after a “change-in-control” of Granite for “good reason,” (as defined below) the participant would be entitled to the following benefits:

•	A lump sum payment equal to three times the participant’s annual base salary rate in effect immediately prior to the participant’s termination;

•

A lump sum payment equal to three times the average of the aggregate of all annual incentive bonuses earned by the participant for the three fiscal years immediately preceding the fiscal year of the change-in-control;

•

A lump sum payment equal to three times the average of the aggregate annual employer contribution (the “employer contribution”), less applicable withholding, made on behalf of the participant for the three fiscal years preceding the fiscal year of the change-in-control to the 401(k) Plan, and any other retirement plan in effect immediately prior to the change-in-control;

•

A lump sum payment equal to three times the average annual premium cost for group health, life, and long-term disability benefits, provided for the three fiscal years preceding the fiscal year of termination;

•	Accelerated vesting of equity awards in accordance with the provisions contained in such plans; and

•	Reasonable professional outplacement services for the participant until the earlier of two years following the date of termination or the date on which the participant obtains employment.

Payments made to the terminated participant do not include tax gross-up payments and are capped. The amount of the payment will not exceed and will be reduced if required in order not to exceed, the “safe harbor” amount allowable under Section 4999 of the Internal Revenue Code, but only if the reduction would increase the net after-tax amount received by the participant.

In August 2010, the Compensation Committee approved changes to the Executive Retention and Severance Plan for future participants that the Compensation Committee believed to be in alignment with emerging best practices. Benefits to subsequent new participants will be dependent upon their level of responsibility within the organization and will include the following severance multiples:

Position	Severance Multiple
Chief Executive Officer	2.99x
Chief Financial Officer	2x
Chief Operating Officer	2x
Senior Vice Presidents and Officers	1x

As of December 31, 2019, Mr. Roberts is entitled to a severance multiple of 3x under the Executive Retention and Severance Plan because he was a participant in the plan before the changes were made to the plan in August 2010. Ms. Desai is entitled to a severance multiple of 2x and Messrs. Larkin and Richards are entitled to a severance multiple of 1x under the Executive Retention and Severance Plan because they became participants in the plan after the changes were made to the plan in August 2010.

Change in control and good reason have the following meanings under the Executive Retention and Severance Plan:

•

A “change-in-control” is defined as (i) a merger, consolidation or acquisition of Granite where our shareholders do not retain a majority interest in the surviving or acquiring corporation; (ii) the transfer of substantially all of our assets to a corporation not controlled by Granite or its shareholders; or (iii) the transfer to affiliated persons of more than 30% of our voting stock, which leads to a change of a majority of the members of the Board of Directors; and

•

“Good reason” means (i) a material diminution in the participant's authority, duties or responsibilities, causing the participant's position to be of materially lesser rank or responsibility within Granite or an equivalent business unit of its parent; (ii) a decrease in the participant's base salary rate; (iii) relocation of the participant's work place that increases the regular commute distance between the participant's residence and work place by more than 30 miles (one way); or (iv) any material breach of the plan by Granite with respect to the participant during a change-in-control period.

The 2012 Equity Incentive Plan authorizes the Compensation Committee to set the terms of any equity award to provide that there will be no acceleration of the exercisability, vesting or payment of such award upon the occurrence of a change-in-control unless the change-in-control is accompanied by the award recipient’s involuntary termination without cause or the award recipient’s resignation for good reason. However, under the Executive Retention and Severance Plan, RSU awards vest in full upon the consummation of a change-in-control, provided the award recipient remains an employee prior to the change-in-control. In addition, the Executive Retention and Severance Plan provides that if the surviving, successor or acquiring corporation does not either assume, continue or substitute outstanding option awards and the award recipient remains an employee prior to the change-in-control, then the vesting and exercisability of such option awards will be accelerated in full upon the consummation of the change-in-control.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the “Compensation Discussion and Analysis” contained in this Form 10-K. Based on such review and discussions, the Committee recommended to the Board of Directors that the “Compensation Discussion and Analysis” be included in this Form 10-K for the fiscal year ended December 31, 2019.

Members of the Compensation Committee:

David C. Darnell, Chair	Molly C. Campbell	Celeste B. Mastin	Gaddi H. Vasquez
Claes G. Bjork	Jeffrey J. Lyash	Michael F. McNally

This Report of the Compensation Committee does not constitute soliciting material and shall not be deemed filed or incorporated by reference into any other filing made by us under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that we specifically incorporate this Report of the Compensation Committee by reference therein.

Summary of Revisions to the Compensation Plans Beginning in 2020

Every year the Compensation Committee and its Compensation Consultant conduct a comprehensive review of the Company’s executive compensation programs, policies and practices.  The Compensation Consultant may recommend changes to the Compensation Committee based on broader market best practices and peer group practices or may recommend other enhancements.  In early 2020, the Compensation Committee and the Board of Directors approved updates to the Executive Retention and Severance Plan and the LTIP and approved a new 2020 Equity Incentive Plan.

Effective January 1, 2020, the Board of Directors, on the recommendation of the Compensation Committee, approved the Executive Retention and Severance Plan III (“ERSP”) for the benefit of executive officers and key employees. Significant changes to the Company’s previous ERSP, including: RSUs granted on or after January 1, 2020 (and RSUs granted for performance periods beginning on or after January 1, 2020) will be subject to “double-trigger” vesting, requiring both a change in control and termination of employment; and an increase to the change in control severance multiplier for Senior Vice Presidents and Officers from 1x the sum of base salary, annual bonus rate and employer contribution to 2x the sum of base salary, annual bonus rate and employer contribution, and a decrease in the change in control period from 3 years to 2 years.

Effective January 1, 2020, the Board of Directors, on the recommendation of the Compensation Committee, approved the amended LTIP for the benefit of the Company's Named Executive Officers and other executive officers. Significant changes to the LTIP include: in the event of a change in control, LTIP awards convert to RSUs, based on target or actual performance through the effective date of the change in control, depending on the timing of the change in control within the performance period, and such RSUs are subject to time-based vesting through the end of the performance period; double-trigger vesting of any converted RSUs, requiring both a change in control and termination of employment without cause or for good reason; and proration of LTIP awards on termination of employment due to death, disability or retirement based on actual performance through the end of the applicable performance period.

Equity incentive awards are a critical component of the Company’s compensation program and are used to attract and retain talented, highly qualified employees to ensure the continued growth and success of the Company.

Executive Compensation Tables

Summary Compensation Table 2019

The following table summarizes, for the fiscal years specified, the compensation for our CEO, our CFO and other Named Executive Officers.

Named Executive Officer and Position as of December 31, 2019	Year	Salary	Bonus(1)	Stock Awards(2)	Non-Equity Incentive Plan Compensation(3)	All Other Compensation(4)	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
James H. Roberts	2019	$950,000	-	$1,811,180	-	$51,158	$2,812,338
President and CEO	2018	$900,000	-	$2,537,935	$628,970	$59,718	$4,126,623
(Principal Executive Officer)	2017	$850,000	-	$2,719,073	$709,831	$128,491	$4,407,395
Jigisha Desai	2019	$475,000	$100,000	$264,996	-	$59,800	$899,796
Senior Vice President and CFO	2018	$387,927	$46,000	$35,562	$115,721	$51,008	$636,218
(Principal Financial Officer)
Kyle T. Larkin	2019	$425,000	-	$90,005	$116,567	$47,663	$679,235
Senior Vice President	2018	$350,000	-	$89,980	$335,813	$95,395	$871,188
Manager of Construction and Materials Operations	2017	$260,346	$100,000	$25,512	$266,227	$40,288	$692,373
James D. Richards	2019	$425,000	-	$476,039	$204,542	$48,409	$1,153,990
Senior Vice President	2018	$425,000	-	$655,904	$233,163	$47,684	$1,361,751
and Heavy Civil Group Manager	2017	$400,000	-	$669,757	$560,639	$50,455	$1,680,851
Dale A. Swanberg(5)	2019	$380,192	-	$90,005	-	$1,060,938	$1,531,135
Former Senior Vice President	2018	$425,000	$122,515	$289,961	$77,485	$47,145	$962,106
and Heavy Civil Group Manager	2017	$400,000	$135,469	$190,025	$64,531	$46,273	$836,298

(1) The amounts in column (d) reflect a discretionary bonus award approved by the Compensation Committee in recognition of Ms. Desai’s contributions in 2019.

(2) The awards in column (e) reflect the grant date fair value of stock awards granted pursuant to (i) service in the stated year based on the Service Award feature of the LTIP, (ii) the grant date fair value of stock awards granted in the stated year based on performance for the three-year performance period, including the prior year pursuant to the performance based component of the LTIP and (iii) the grant date fair value of stock awards granted in the stated year approved by the Compensation Committee. For a detailed explanation, regarding RSUs granted during 2019 to the Named Executive Officers, please refer to the Grants of Plan-Based Awards table. The grant date fair value is determined in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 718, without regard to potential forfeitures and is determined using the fair value of the Company’s common stock based on the market price at the date of grant. For additional information about the assumptions used in these calculations, see Note 18 of the Consolidated Financial Statements included in this Form 10-K. For a detailed explanation, please refer to the “Compensation Elements — Long Term Incentive Compensation”

(3) The amounts in column (f) reflect the cash awards earned for performance in 2019 and paid in March 2020. For a detailed explanation of cash awards for performance in 2019, please refer to “Compensation Elements — Annual Incentive Compensation.”

(4) Please refer to the Other Compensation Table below for details with respect to all other compensation.

(5) Mr. Swanberg ceased to serve as an executive officer effective October 25, 2019.

Other Compensation Table 2019

Named Executive Officer	401(k) Match(1)	Dividends(2)	Vehicle Allowances(3)	Insurance(4)	Other(5)	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)
James H. Roberts	$16,800	-	$17,004	$17,354	-	$51,158
Jigisha Desai	$14,215	$5,978	$17,004	$21,821	$782	$59,800
Kyle T. Larkin	$16,800	$1,623	$12,000	$17,240	-	$47,663
James D. Richards	$16,800	$2,369	$12,000	$17,240	-	$48,409
Dale A. Swanberg	$16,800	$3,575	$10,000	$12,284	$1,018,279	$1,060,938

(1) The amounts in column (b) reflect the company matching contribution, not to exceed 6% on compensation deferred into the 401(k) Plan.

(2) The amounts in column (c) reflect RSU dividend equivalent units.

(3) The amounts in column (d) reflect the vehicle allowances provided to the Named Executive Officers.

(4) The amounts in column (e) reflect the company expense for medical, dental, vision, life, short and long-term disability insurance, Accidental Death & Dismemberment, Executive Liability Insurance, and Employee Assistance Program.

(5) The amounts in column (f) include (i) Ms. Desai’s health and wellness program reward with a total grossed-up value of $782, a total net value of $500; and (ii) Mr. Swanberg ceased to serve as an executive officer effective October 25, 2019 and received a payment by the Company for unused accrued vacation of $34,615, $3,124 of COBRA Insurance, $875,000 pursuant to the terms of his separation agreement, and $105,540 related to his consulting agreement.

Grants of Plan-Based Awards Table 2019

The following table provides additional information about incentive plan awards and other equity awards granted to our Named Executive Officers during the year ended December 31, 2019.

		Estimated Future Payouts under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares or Stock Units		Grant Date Fair Value of Stock Awards(3)
Named Executive Officer	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)
James H. Roberts	-	$546,250	$1,092,500	$2,185,000	-	-	-	-		-
	-	-	-	-	$1,080,000	$2,160,000	$4,320,000	-		-
	03/14/19	-	-	-	-	-	-	11,693	(4)	$539,983
	03/14/19	-	-	-	-	-	-	27,527	(5)	$1,271,197
Jigisha Desai	-	$178,125	$356,250	$712,500	-	-	-	-		-
	-	-	-	-	$180,000	$360,000	$720,000	-		-
	03/14/19	-	-	-	-	-	-	1,949	(4)	$90,005
	03/14/19	-	-	-	-	-	-	1,624	(5)	$74,996
	12/03/19	-	-	-	-	-	-	4,003	(6)	$99,995
Kyle T. Larkin	-	$159,375	$318,750	$637,500	-	-	-	-		-
	-	-	-	-	$180,000	$360,000	$720,000	-		-
	03/14/19	-	-	-	-	-	-	1,949	(4)	$90,005
James D. Richards	-	$159,375	$318,750	$637,500	-	-	-	-		-
	-	-	-	-	$180,000	$360,000	$720,000	-		-
	03/14/19	-	-	-	-	-	-	1,949	(4)	$90,005
	03/14/19	-	-	-	-	-	-	6,194	(5)	$286,039
	12/03/19	-	-	-	-	-	-	4,003	(6)	$99,995
Dale A. Swanberg(7)	-	$168,750	$337,500	$675,000	-	-	-	-		-
	-	-	-	-	$180,000	$360,000	$720,000	-		-
	03/14/19	-	-	-	-	-	-	1,949	(4)	$90,005

(1) Amounts in columns (c) through (e) reflect threshold, target and maximum incentives, as applicable (subject to rounding), under the 2019 AIP. For a detailed discussion of annual incentive compensation and the payout actually received by each Named Executive Officer under the 2019 AIP, please refer to “Compensation Elements — 2019 Annual Incentive Compensation”, and “2019 AIP Performance Measures and Results.”

(2) Amounts in columns (f) through (h) reflect the threshold, target and maximum award amounts applicable to the performance based (TSR) component of our 2019 LTIP. Each of our Named Executive Officers has the ability to earn from 0% to 200% of the TSR component of the LTIP target opportunity. Any payouts under the LTIP are made in the form of RSUs. Payouts on the TSR component of the LTIP are made after the end of the performance period.

(3) Amounts in column (j) reflect all RSU awards granted on March 14, 2019 and December 3, 2019. The grant date fair market value was calculated by multiplying the number of RSUs awarded by the closing price of our common stock on the date of the grant ($46.18 on 03/14/2019 and $24.98 on 12/03/2019).

(4) The RSUs granted on March 14, 2019 reflect the service awards granted under the LTIP. The number of RSUs granted for the service award was calculated by dividing the service award by the closing price of our common stock of $46.18 on the date of the grant. The granted service award RSUs vest in three equal annual installments beginning on March 14, 2020, subject to continued service; unless retirement eligibility per the 2012 Equity Plan is met, in which case vesting is accelerated. The holders of RSUs are entitled to receive dividend equivalent units in lieu of cash dividends declared by the Board of Directors on the outstanding common stock of the Company.

(5) The RSUs granted on March 14, 2019 reflect the performance awards granted under the LTIP. The number of RSUs granted for the 2016 – 2018 Total Shareholder Return performance award was calculated by dividing the performance award by the average stock price over the first 30 days of January 2016 of $38.75. The RSUs granted as performance awards are fully vested on the date of grant. The holders of RSUs are entitled to receive dividend equivalent units in lieu of cash dividends declared by the Board of Directors on the outstanding common stock of the Company.

(6) The RSUs granted on December 3, 2019 reflect awards to Ms. Desai and Mr. Richards, respectively, which were approved by the Compensation Committee in recognition of their contributions. The number of RSUs granted was determined by dividing $100,000 by $24.98, the fair market value of the Company’s common stock on the date of grant. These RSUs will ratably vest over three years beginning on December 3, 2020, subject to continued service. The holders of RSUs are entitled to receive dividend equivalent units in lieu of cash dividends declared by the Board of Directors on the outstanding common stock of the Company.

(7) Mr. Swanberg ceased to serve as an executive officer effective October 25, 2019 and as a result, forfeited all of his RSUs upon his separation from the company.

Outstanding Equity Awards at Fiscal Year-End Table 2019

The following table summarizes equity awards made to the Named Executive Officers that were outstanding as of December 31, 2019.

	Stock Awards
Named Executive Officer	Number of Shares or RSUs That Have Not Vested(1)(2)	Market Value of Shares or RSUs That Have Not Vested(3)
(a)	(b)	(c)
James H. Roberts	-	$-
Jigisha Desai	8,238	$227,945
Kyle T. Larkin	3,137	$86,801
James D. Richards	7,576	$209,628
Dale A. Swanberg(4)	-	$-

(1) Upon death or disability, all of the equity awards of a Named Executive Officer would vest immediately.

(2) Vesting dates for each outstanding RSU awards for the Named Executive Officers are set forth in the table below.

(3) The amounts shown in column (c) are based on the December 31, 2019 closing price of the Company’s common stock of $27.67.

(4) Mr. Swanberg ceased to serve as an executive officer effective October 25, 2019 and as a result, forfeited all of his RSUs upon his separation from the company.

 Vesting Dates for Each Outstanding RSU Awards for the Named Executive Officers

		Number of RSUs Underlying Vesting Awards Vesting Date
Named Executive Officer	Award Type	3/14/2020	12/03/2020	3/14/2021	12/03/2021	3/14/2022	12/3/2022
James H. Roberts(1)	RSU	-	-	-	-	-	-
Jigisha Desai	RSU	1,633	1,334	1,399	1,334	1,203	1,335
Kyle T. Larkin	RSU	1,327	-	1,154	-	656	-
James D. Richards	RSU	1,763	1,334	1,154	1,334	656	1,335

(1) Pursuant to the terms of the Granite Construction Incorporated 2012 Equity Plan, Mr. Roberts qualifies as retirement eligible and his equity awards vest immediately.

Stock Vested Table 2019

The following table summarizes the number of shares our Named Executive Officers acquired upon the vesting of stock awards during 2019 and the value realized before payment of any applicable withholding tax and broker commissions.

	Stock Awards
Named Executive Officer	Number of Shares Acquired on Vesting	Value Realized Upon Vesting(1)
(a)	(b)	(c)
James H. Roberts(2)	56,473	$2,448,352
Jigisha Desai(3)	1,418	$65,494
Kyle T. Larkin	1,366	$63,078
James D. Richards	8,486	$372,886
Dale A. Swanberg	2,846	$127,668

(1) The amounts in column (c) are based on the fair market value of our common stock on the applicable vesting date.

(2) Pursuant to the terms of the Granite Construction Incorporated 2012 Equity Plan, Mr. Roberts qualifies as retirement eligible and his equity awards vest immediately.

(3) Ms. Desai participates in the NQDC plan and defers 100% of her RSU awards.

Nonqualified Deferred Compensation Table 2019

The following table summarizes our Named Executive Officers' compensation under our NQDC plan for the year ended December 31, 2019, which is also reflected in the Summary Compensation Table.

Named Executive Officer	Executive Contribution in Last Fiscal Year(1)(2)	Registrant Contributions in Last Fiscal Year	Aggregate Earnings in Last Fiscal Year(3)	Aggregate Withdrawals / Distributions	Aggregate Balance at Last Fiscal Year End(4)
(a)	(b)	(c)	(d)	(e)	(f)
James H. Roberts	$473,345	-	$364,137	-	$2,194,553
Jigisha Desai	$464,139	-	$442,277	-	$2,956,283
Kyle T. Larkin(5)	n/a	n/a	n/a	n/a	n/a
James D. Richards(5)	n/a	n/a	n/a	n/a	n/a
Dale A. Swanberg(5)	n/a	n/a	n/a	n/a	n/a

(1) The NQDC plan allows Named Executive Officers to defer base salary and incentive compensation, which includes equity and cash awards. Participants are required to make an election each plan year with respect to the amount to be deferred, future distribution date, and form of distribution. A distribution election is irrevocable on the first day of each plan year. For a detailed explanation of the NQDC, please refer to “Non-Qualified Deferred Compensation.”

(2) The amounts in column (b) include (i) Mr. Roberts’s base salary deferral of $284,654 and deferred annual cash incentive award of $188,691; (ii) Ms. Desai’s base salary deferral of $236,923, deferred annual cash incentive award of $161,721, 33% or $33,527 of her performance award granted on March 14, 2016 and vested on March 14, 2019, 33% or $12,284 of her service award granted on March 14, 2016 and vested on March 14, 2019, 33% or $10,668 of her service award granted on March 14, 2017 and vested on March 14, 2019, and 33% or $9,016 of her service award granted March 14, 2018 and vested on March 14, 2019. The base salary deferral reported in this column (b) is included within the amount reported as salary for that officer in the 2019 Summary Compensation Table. The performance award deferral reported in this column (b) is included within the amount reported as stock awards for that officer in the 2019 Summary Compensation Table.

(3) The amounts in column (d) do not include above market or preferential earnings (of which there were none) and, accordingly, such amounts are not reported in the Summary Compensation Table as above market or preferential earnings.

(4) Amounts reported in this column (f) for each Named Executive Officer include amounts previously reported in the Summary Compensation Table in previous years when earned if that officer’s compensation was required to be disclosed in a previous year. Amounts previously reported in such years include previously earned, but deferred, salary and incentive compensation.

(5) Messrs. Larkin, Richards, and Swanberg elected to not participate in the NQDC Plan in 2019.

Potential Payments Upon Change-in-Control

Except in the case of a change-in-control, Granite is not obligated to pay severance or other enhanced benefits to any of the Named Executive Officers in connection with a termination of their employment. Upon death or disability, all of the equity awards of a Named Executive Officer would vest immediately. The amount of equity awards that would vest upon each Named Executive Officer's death or disability is set forth in column (e) below.

The following table sets forth an example of the potential payments and benefits under Granite's compensation and benefit plans and arrangements to which the Named Executive Officers would be entitled upon termination of employment under certain circumstances within three years following a change-in-control of Granite.

The amounts set forth in the following table are based on the assumption that such termination event occurred on the last business day of fiscal year 2019.

Named Executive Officer	Cash Severance Payment(1)	Insurance Benefits(2)	Other Compensation(3)	Accelerated Equity Awards(4)	Total	Section 280G Safe Harbor Provision(5)	Adjusted Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
James H. Roberts	$4,848,072	$49,503	$48,600	-	$4,946,175	-	$4,946,175
Jigisha Desai	$1,192,371	$33,550	$21,604	$227,945	$1,475,470	-	$1,475,470
Kyle T. Larkin	$756,616	$16,067	$16,200	$86,801	$875,684	-	$875,684
James D. Richards	$835,796	$16,338	$16,200	$209,628	$1,077,962	-	$1,077,962

(1) The amount in column (b) for Mr. Roberts reflect a lump sum payment equal to (i) three times the annual average of the aggregate annual incentive bonuses earned for the three fiscal years preceding the fiscal year of the change-in-control plus (ii) three times the annual base salary rate in effect immediately prior to the termination. The amount in column (b) for Ms. Desai reflect a lump sum payment equal to (i) two times the annual average of the aggregate annual incentive bonuses earned for the three fiscal years preceding the fiscal year of the change-in-control plus (ii) two times the annual base salary rate in effect immediately prior to the termination. The amounts in column (b) for Messrs. Larkin and Richards reflect a lump sum payment equal to one times the annual average of the aggregate annual incentive bonuses earned for the three fiscal years preceding the fiscal year of the change-in-control plus (ii) one times the current annual base salary rate in effect immediately prior to the termination. For a detailed explanation, please refer to “Change-in-Control Agreements.”

(2) The amount in column (c) for Mr. Roberts reflect a lump sum payment equal to three times the average annual cost to Granite of the Named Executive Officer's group insurance benefits, such as life, health and long-term disability, for the three fiscal years ending before the date of termination. The amount in column (c) for Ms. Desai reflect a lump sum payment equal to two times the average annual cost to Granite of the Named Executive Officer's group insurance benefits, such as life, health and long-term disability, for the three fiscal years ending before the date of termination. The amounts in column (c) for Messrs. Larkin and Richards reflect a lump sum payment equal to one times the annual average cost to Granite of their group insurance benefits. For a detailed explanation, please refer to “Change-in-Control Agreements.”

(3) The amount in column (d) for Mr. Roberts reflect a lump sum payment equal to three times the annual average cash equivalent of contributions which were made on behalf of the Named Executive Officer for the three fiscal years ending before the date of termination to the 401(k) Plan and any other retirement plan provided by Granite and in effect as of the date of termination. The amount in column (d) for Ms. Desai reflect a lump sum payment equal to two times the annual average cash equivalent of contributions which were made on behalf of the Named Executive Officer for the three fiscal years ending before the date of termination to the 401(k) Plan and any other retirement plan provided by Granite and in effect as of the date of termination. The amounts in column (d) for Messrs. Larkin and Richards reflect a lump sum payment of one times the annual average cash equivalents of such contributions. These amounts do not include additional amounts that may be payable for reasonable professional outplacement services for the Named Executive Officer to which the Named Executive Officer is entitled under the plan until the earlier of (i) two years following the date of termination and (ii) the date on which the Named Executive Officer obtains other employment. For a detailed explanation, please refer to “Change-in-Control Agreements.”

(4) In the event of a change-in-control, if the acquiring person does not assume or replace outstanding equity awards, all non-exercisable, unvested or unpaid portions of the outstanding equity awards would become immediately exercisable and fully vested. The amounts in column (e) reflect the outstanding equity awards valued at the December 31, 2019 closing price of our common stock of $27.67. Pursuant to the terms of the Granite Construction Incorporated 2012 Equity Plan, Mr. Roberts qualifies as retirement eligible and his equity awards vest immediately.

(5) Payments under the Executive Retention and Severance Plan are subject to reduction to the extent necessary not to exceed the “safe harbor” amount under Section 4999 of the Internal Revenue Code, but only if the reduction would increase the net after-tax amount received by the participant.

Director Compensation

Stock Ownership

All non-employee directors are required to own and maintain three times their Annual Board Cash Retainer from Granite in Granite common stock within five years after joining the Board of Directors. As of December 31, 2019, all non-employee directors with five or more years of service to the Board of Directors had achieved the stock ownership levels. For additional information, please refer to “Stock Ownership Guidelines.”

Cash and Equity Compensation Policy

Granite's non-employee directors receive annual cash retainers and equity grants as set forth in the table below. Key highlights of the director compensation program are as follows:

1.	Cash retainers are paid in quarterly installments. No additional fees are paid for attendance at meetings whether in person or telephonically;
2.	The Chairman of the Board's retainer is inclusive of all Committee retainers; and
3.

Directors, other than the Chairman of the Board, receive an annual grant of RSUs valued at $110,000 on the date of grant. The Chairman of the Board receives an annual grant of RSUs equal to $175,000 in value on the date of grant. All RSUs vest in full on the first anniversary of the date of grant. A Director may elect to defer receipt of shares until after the end his or her service to the Board of Directors.

Annual Cash Board Retainers
Member	$90,000
Chairman of the Board	$175,000

Annual Cash Committee Service Retainers
Audit/Compliance Non-Chair Member	$10,000
Audit/Compliance Chair	$20,000
Nominating and Corporate Governance Non-Chair Member	$7,500
Nominating and Corporate Governance Chair	$15,000
Compensation Non-Chair Member	$8,500
Compensation Chair	$17,000
Executive Member	$5,000

Annual Equity Grants
Member	$110,000	RSUs
Chairman of the Board	$175,000	RSUs

In connection with the formation of the Risk Committee on June 11, 2020, the Board of Directors determined that for their service on the Risk Committee, the Risk Committee Chair would receive an annual $15,000 cash retainer and non-chair Risk Committee members would receive an annual $7,500 cash retainer.

Director Compensation Table 2019

The following table presents the compensation provided by Granite to our directors for the year ended December 31, 2019.

Director	Fees Earned or Paid in Cash(1)	Stock Award(2)	All Other Compensation(3)	Total
(a)	(b)	(c)	(d)	(e)
Claes G. Bjork(4)	$175,000	$175,000	$14,569	$364,569
James W. Bradford, Jr.(4)	$122,000	$110,000	$9,570	$241,570
Molly C. Campbell(4)	$61,928	$110,000	$1,017	$172,945
David C. Darnell(4)	$105,000	$110,000	$1,261	$216,261
Patricia D. Galloway(4)	$113,528	$110,000	$1,997	$225,525
David H. Kelsey(4)	$117,500	$110,000	$13,154	$240,654
Alan P. Krusi(4)	$102,500	$110,000	$1,267	$213,767
Jeffrey J. Lyash(4)	$108,500	$110,000	$1,261	$219,761
Celeste B. Mastin(4)	$106,000	$110,000	$1,261	$217,261
Michael F. McNally(4)	$114,226	$110,000	$3,048	$227,275
Gaddi H. Vasquez(4)	$106,000	$110,000	$8,579	$224,579

(1) The amounts in column (b) reflect the annual cash retainer paid to non-employee directors for the year ended December 31, 2019. In 2019 each non-employee director was paid an annual retainer as a member of the Board of Directors and additional retainers for service as a member of a Board committee. The cash retainer was paid quarterly in equal payments; no meeting fees were paid. Ms. Campbell’s annual retainer and retainers for services as a member of a Board committee were prorated to reflect her appointment to the Board of Directors effective June 5, 2019.

(2) The amounts in column (c) reflect the grant date fair market value of the 2019 RSU awards. The grant date fair value is determined in accordance with Financial Accounting Standards Code Topic 718, without regard to potential forfeitures and is determined using the fair value of the Company’s common stock based on market price at the date of grant. For additional information about the assumptions used in these calculations, see Note 18 of the Consolidated Financial Statements included in this Form 10-K. These awards have a one year vesting schedule. On June 7, 2019, Dr. Galloway, Mesdames Campbell and Mastin and Messrs. Bradford, Darnell, Kelsey, Krusi, Lyash, McNally and Vasquez received an annual grant of 2,599 RSUs with a grant date fair market value of $42.34 per share. As Chairman of the Board, Mr. Bjork received a grant of 4,134 RSUs with a grant date fair market value of $42.34 per share. As of December 31, 2019; Mr. Bjork had an outstanding balance of 25,034 deferred units and 4,161 RSUs; Mr. Bradford had an outstanding balance of 16,557 deferred units and 2,616 RSUs; Mesdames Campbell, Mastin, and Messrs. Darnell, Krusi and Lyash had an outstanding balance of 2,616 RSUs, respectively; Dr. Galloway had an outstanding balance of 1,895 deferred units and 2,616 RSUs; Mr. Kelsey had an outstanding balance of 22,988 deferred units and 2,616 RSUs; Mr. McNally had an outstanding balance of 3,927 deferred units and 2,616 RSUs, and; Mr. Vasquez had an outstanding balance of 14,618 deferred units and 2,616 RSUs.

(3) The amounts in column (d) include the cash value of dividend equivalents from deferred units in prior years and RSUs.

(4) Mr. Bjork, and Dr. Galloway deferred 100% of their annual cash retainers and RSU awards into the NQDC Plan; Mr. Vasquez deferred 75% of his annual cash retainers and 75% of his RSU Award into the NQDC Plan; Messrs. Bradford and McNally deferred 100% of their RSU awards into the NQDC Plan; Messrs. Darnell, Kelsey, Krusi, and Ms. Mastin elected not to participate in the NQDC Plan in 2019; and Ms. Campbell and Mr. Lyash were not eligible to participate in the NQDC Plan in 2019. For a detailed explanation of the NQDC Plan, please refer to “Non-Qualified Deferred Compensation.”

CEO PAY RATIO DISCLOSURE

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) requires we disclose the ratio of our CEO's total annual compensation to the median of the annual total compensation of all of our employees and those of our consolidated subsidiaries other than our CEO.

To determine our median employee, we made a direct determination from our total employee population (excluding the CEO). Using a consistently applied compensation measure, which included base pay, overtime, and short-term incentives, we ranked our employees from the highest paid to the lowest paid. We selected a determination date of November 27, which differs from prior year, to ensure the compilation of all relevant international compensation data due to prior year business acquisitions. We reasonably determined that the employee at the midpoint had anomalous characteristics; therefore, we selected a substitute employee near the median with substantially similar compensation (using our consistently applied compensation measure) to the originally identified employee. Our employee population of 9,186 U.S and Non-U.S. salary and hourly employees were evaluated as of November 27, 2019 and reflects compensation paid from January 1, 2019 through November 27, 2019. Where allowed under the Dodd-Frank Act, we have annualized compensation through November 27, 2019 for employees hired in 2019 to determine our median employee. As permitted by SEC rules under the de minimis exception, we excluded approximately 250 employees located in Brazil and approximately 80 employees located in Canada, who, in aggregate represent less than 5% of our total employee population. As a result of these exclusions, the employee population used to identify our median employee was comprised of 8,855 individuals. Payments not made in US. Dollars were converted to U.S. dollars using a 12-month average exchange rates for the year.

Based on the above determination, our median employee's total annual compensation (calculated in accordance with Item 402(c)(2)(x) of Regulation S-K and not including the CEO) was $120,383. Our CEO's total annual compensation (calculated in accordance with Item 402(c)(2)(x) of Regulation S-K and as reported in the Summary Compensation Table) was $2,812,338. The resulting ratio was 23:1. This ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K using the data and assumptions summarized above.

The Dodd-Frank Act rules for identifying the median employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their compensation practices. As such, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates, and assumptions in calculating their own pay ratios.

Our pay ratio is not an element that the Compensation Committee considers in setting the compensation of our CEO, nor is our CEO’s compensation a material element that management considers in making compensation decisions for non-officer employees. However, the compensation of our employees is periodically reviewed to ensure alignment with our compensation philosophy of paying at the market median.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information regarding the ownership of our common stock as of December 31, 2020 by each person known to us to beneficially own 5% or more of our common stock, each of our directors and nominees, each of our Named Executive Officers, and all of our current directors and executive officers as a group.

Name	Amount and Nature of Beneficial Ownership(1)	Percentage (%) of Common Stock Outstanding(2)
BlackRock, Inc.(3)	7,141,891	15.6%
55 East 52nd Street
New York, NY 10055
FMR LLC(4)	6,483,356	14.2%
245 Summer Street
Boston, MA 02210
The Vanguard Group(5)	4,841,930	10.6%
100 Vanguard Blvd.
Malvern, PA 19355
Capital Research Global Investors (6)	3,365,500	7.4%
333 South Hope Street, 55th Floor
Los Angeles, CA 90071
Fuller & Thaler Asset Management, Inc.(7)	2,828,477	6.2%
411 Borel Avenue, Suite 300
San Mateo, CA 94402
Dimensional Fund Advisors LP(8)	2,417,185	5.3%
Building One
6300 Bee Cave Road
Austin, TX 78746
Claes G. Bjork	38,692	*
Molly Campbell	2,651	*
David C. Darnell	7,148	*
Patricia D. Galloway	3,215	*
David H. Kelsey	10,530	*
Jeffrey J. Lyash	4,533	*
Celeste B. Mastin	7,148	*
Michael F. McNally	3,198	*
Alan Krusi	4,577	*
Gaddi H. Vasquez(9)	2,613	*
James D. Richards(10)	42,533	*
James H. Roberts(11)	241,966	*
Jigisha Desai(12)	33,516	*
Dale A. Swanberg	-	*
Kyle Larkin	5,941	*
All Executive Officers and Directors as a Group (18 Persons)(9-12)	427,777	*

* Less than 1%

(1) Except as indicated in the footnotes to this table, the persons named in the table have sole voting and dispositive power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable. Such shares do not include the individuals’ NQDC shares, if any. Further, except as otherwise provided in the table above, the address of the persons named in the table is: 585 West Beach Street, Watsonville, California 95076.

(2) Calculated on the basis of 45,668,541 shares of common stock issued and outstanding as of December 31, 2020. For all executive officers and directors as a group the percentage is calculated on the basis of the number of shares of common stock issued and outstanding as of December 31, 2020 and includes 6,381 shares of common stock issuable upon the vesting of equity awards within 60 days after December 31, 2020.

(3) Based upon a Schedule 13G/A filed by BlackRock, Inc. (“BlackRock”) with the SEC (i) the number of shares beneficially owned is 7,141,891 as of December 31, 2020 and (ii) BlackRock has sole voting power with respect to 7,053,256 shares and sole dispositive power with respect to 7,141,891 shares.

(4) Based on a Schedule 13G/A filed by FMR LLC and Abigail P. Johnson with the SEC (i) the number of shares beneficially owned by FMR LLC and Ms. Johnson is 6,483,356 as of December 31, 2020, (ii) FMR LLC has sole voting power with respect to 251,043 shares and sole dispositive power with respect to 6,483,356 shares and (iii) Ms. Johnson has sole dispositive power with respect to 6,483,356 shares.

(5) Based on a Schedule 13G/A filed by The Vanguard Group (“Vanguard”) with the SEC (i) the number of shares beneficially owned is 4,841,930 as of December 31, 2020 and (ii) Vanguard has shared voting power with respect to 50,952 shares, sole dispositive power with respect to 4,750,843 shares and shared dispositive power with respect to 91,087 shares.

(6) Based on a Schedule 13G filed by Capital Research Global Investors (“CRGI”) with the SEC (i) the number of shares beneficially owned is 3,365,500 as of December 31, 2020 and (ii) CRGI has sole voting and dispositive power with respect to 3,365,500 shares.

(7) Based on a Schedule 13G/A filed by Fuller & Thaler Asset Management, Inc. (“FT”) with the SEC (i) the number of shares beneficially owned is 2,828,477 as of December 31, 2020 and (ii) FT has sole voting power with respect to 2,752,408 shares and sole dispositive power with respect to 2,828,477 shares.

(8) Based upon a Schedule 13G/A filed by Dimensional Fund Advisors LP (“Dimensional”) with the SEC (i) the number of shares beneficially owned is 2,417,185 as of December 31, 2020 and (ii) Dimensional has sole voting power with respect to 2,317,519 shares and sole dispositive power with respect to all 2,417,185 shares.

(9) The shares of common stock are held in trust as to which Mr. Vasquez and his spouse share voting and dispositive power.

(10) Includes 6,470 shares of common stock owned by the Employee Stock Ownership Plan (“ESOP”) but allocated to Mr. Richards’ account as of December 31, 2020 and 35,095 shares held in trust as to which Mr. Richards and his spouse share voting and dispositive power. As a result of having attained age 55 and continuing to be employed by Granite, Mr. Richards is currently eligible to make withdrawals of his ESOP shares.

(11) Includes 133,999 shares of common stock owned by the ESOP but allocated to Mr. Roberts’ account as of December 31, 2020. As a result of having attained age 55 and continuing to be employed by Granite, Mr. Roberts is currently eligible to make withdrawals of his ESOP shares.

(12) Includes 4,490 shares of common stock owned by the ESOP but allocated to Ms. Desai’s account as of December 31, 2020, 1,000 shares owned by her spouse and 24,000 shares held in trust as to which Ms. Desai and her spouse share voting and dispositive power. Subject to continued employment by Granite, Ms. Desai will become eligible to make withdrawals of her ESOP shares when she attains age 55.

Equity Compensation Plan Information

The following table contains information as of December 31, 2019 regarding stock authorized for issuance under the 1999 and 2012 Equity Incentive Plan and the Employee Stock Purchase Plan:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted average exercise price of outstanding options, warrants and rights (b)(2)	Number of Securities remaining available for future issuance under equity compensation plans (excluding stock reflected in column (a)) (c)(3)
Equity Compensation Plans Approved by Shareholders	385,561	-	2,857,753
Equity Compensation Plans Not Approved by Shareholders	-	-	-
Total	385,561	-	2,857,753

(1) Reflects RSUs covering 385,561 shares of common stock. The Employee Stock Purchase Plan enables employees to purchase the Company's common stock at a 5% discount on the market value of the last day of the six-month offering period. As such, the number of shares that may be issued during an offering period and the purchase price of such shares cannot be determined in advance.

(2) Reflects the exercise price per share of common stock purchasable upon the exercise of stock options only. As of December 31, 2019, no stock options were outstanding.

(3) Includes 838,819 shares under the 1999 and 2012 Equity Incentive Plan and 2,018,934 shares under the Employee Stock Purchase Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Granite's legal staff is primarily responsible for the development and implementation of processes and controls to obtain information from the directors and executive officers with respect to related person transactions (transactions involving an executive officer, director, director nominee or greater than 5% beneficial owner of Granite common stock or an immediate family member of, or anyone (other than a tenant or employee) residing in the home of, an executive officer, director, director nominee or greater than 5% beneficial owner of Granite common stock). They also determine, based on the facts and circumstances, whether a related person has a direct or indirect interest in the transaction. In addition, the Board of Directors has adopted a written policy and written procedures for review and approval or ratification of related party transactions involving Granite. The policy requires the Audit Committee's review and approval or ratification of any related party transaction (as defined in the policy) in which Granite is a participant. This includes, among other things, any related party transaction that would be required to be disclosed under the rules and regulations of the SEC.

Under the policy, the Audit Committee reviews the material facts of all related party transactions that require the Audit Committee's approval and either approves or disapproves of the entry into the related party transaction. If advance Audit Committee approval of a related party transaction is not feasible, the transaction may only be entered into subject to the Audit Committee's later approval. Thereafter, the Audit Committee will consider the transaction, and, if the Audit Committee determines it to be appropriate, ratify it at the next regularly scheduled meeting of the Audit Committee. In determining whether to approve or ratify a related party transaction, the Audit Committee takes into account, among other factors it deems appropriate, whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person's interest in the transaction.

The Audit Committee has determined that the following transactions shall be deemed to be pre-approved: (i) employment of an executive officer if (a) the executive officer's compensation is required to be reported in Granite's proxy statement or (b) the executive officer is not an immediate family member of another executive officer or director of Granite, the executive officer's compensation would be reported in Granite's proxy statement if the executive officer were a “named executive officer” and the Compensation Committee approved (or recommended that the Board of Directors approve) such compensation; (ii) compensation to a director required to be disclosed in Granite's proxy statement; (iii) any transaction with another company at which the related person's only relationship is as an employee (other than an executive officer), director or beneficial owner of less than 10% of that company's shares, if the aggregate amount involved does not exceed the greater of $1,000,000 or 2% of that company's annual revenues; (iv) any charitable contribution, grant or endowment by Granite to a charitable organization, foundation or university at which a related person's only relationship is as an employee (other than an executive officer) or a director, if the aggregate amount involved does not exceed the lesser of $100,000 or 2% of the charitable organization's total annual receipts; (v) any transaction where the related person's interest arises solely from the ownership of Granite common stock and all holders of Granite common stock receive the same benefit on a pro rata basis; and (vi) any transaction with a related person involving services as a bank depositary of funds, transfer agent, registrar or trustee under a trust indenture or similar services.

In addition, the Board of Directors has delegated to the Chair of the Audit Committee the authority to pre-approve or ratify (as applicable) any related person transaction in which the aggregate amount involved is expected to be less than $100,000.

No director who has an interest in the transaction under consideration may participate in the approval process. All related party transactions approved by the Audit Committee must be disclosed to the full Board of Directors.

For information relating to director independence, see Item 10.

Item 14. Principal Accounting Fees and Services

Aggregate fees for professional services rendered for us by PricewaterhouseCoopers LLP for the years ended December 31, 2019 and 2018 were:

	2019	2018
Audit Fees(1)	$5,145,475	$4,713,700
Audit-Related Fees(2)	136,000	150,666
All Other Fees(3)	133,400	8,042
Total	$5,414,875	$4,872,408

(1) Audit Fees paid in 2019 and 2018 were for professional services rendered for the audits of Granite's consolidated financial statements, including audits of internal control over financial reporting, audits of subsidiary financial statements, quarterly financial reviews and audit related expenses.

(2) Audit-Related Fees paid in 2019 were for pre-qualifications. Audit-Related Fees paid in 2018 included professional services rendered in connection with pre-qualifications and S-4 filing related to the acquisition of Layne Christensen Company.

(3) All Other Fees include diversity and inclusion study, inform, and disclosure checklist paid in 2019, and the benchmark study, inform, and disclosure checklist paid in 2018.

Audit/Compliance Committee Pre-Approval Policies and Procedures

The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. During 2019, no services were provided to us by PricewaterhouseCoopers LLP other than in accordance with the pre-approval policies and procedures.

Based on its review of the non-audit services provided by PricewaterhouseCoopers LLP, the Audit Committee believes that PricewaterhouseCoopers LLP's provision of such non-audit services is compatible with maintaining their independence.

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

3.1	*	Certificate of Incorporation of Granite Construction Incorporated, as amended [Exhibit 3.1.b to the Company’s Form 10-Q for quarter ended June 30, 2006]
3.2	*	Amended Bylaws of Granite Construction Incorporated [Exhibit 3.1 to the Company’s Form 8-K filed on November 15, 2011]
4.1	*	Indenture (including Form of Note) with respect to Granite Construction Incorporated’s 2.75% Convertible Senior Notes due 2024, dated November 1, 2019, by and between Granite Construction Incorporated and Wilmington Trust, National Association, as trustee [Exhibit 4.1 to the Company’s Form 8-K filed on November 1, 2019]
4.2	†	Description of Common Stock
10.1	***	Key Management Deferred Compensation Plan II, as amended and restated [Exhibit 10.1 to the Company’s Form 10-Q for quarter ended March 31, 2010]
10.2	***	Form of Amended and Restated Director and Officer Indemnification Agreement [Exhibit 10.10 to the Company’s Form 10-K for year ended December 31, 2002]
10.3	***	Executive Retention and Severance Plan II effective as of March 9, 2011 [Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2011]
10.4	***	Granite Construction Incorporated Annual Incentive Plan effective January 1, 2010, as amended [Exhibit 10.22 to the Company’s Form 10-K for the year ended December 31, 2011]
10.5	***	Amendment No. 2 to the Granite Construction Incorporated Annual Incentive Plan effective January 1, 2012 [Exhibit 10.23 to the Company’s Form 10-K for the year ended December 31, 2011]
10.6	***	Granite Construction Incorporated Long Term Incentive Plan effective January 1, 2010, as amended [Exhibit 10.24 to the Company’s Form 10-K for the year ended December 31, 2011]
10.7	***	Amendment No. 2 to the Granite Construction Incorporated Long Term Incentive Plan effective January 1, 2012 [Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2011]
10.8	***	Granite Construction Incorporated 2012 Equity Incentive Plan [Exhibit 10.1 to the Company’s Form 8-K filed on May 25, 2012]
10.9	***	Form of Non-Employee Director Restricted Stock Unit Agreement effective May 22, 2012 [Exhibit 10.2 to the Company’s Form 8-K filed on May 25, 2012]
10.10	***	Granite Construction Incorporated NEO LTIP Awards Form of Restricted Stock Unit Agreement (Vesting on Date of Grant) [Exhibit 10.30 to the Company's Form 10-K for the year ended December 31, 2012]
10.11	***	Granite Construction Incorporated Form of Restricted Stock Unit Agreement (3 Year Vesting Schedule) [Exhibit 10.31 to the Company's Form 10-K for the year ended December 31, 2012]
10.12	*	Third Amended and Restated Credit Agreement, dated May 31, 2018 by and among Granite Construction Incorporated, Granite Construction Company, GILC Incorporated, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender, and L/C Issuer [Exhibit 10.1 to the Company’s Form 8-K filed on June 5, 2018]
10.13	*	Third Amended and Restated Guaranty Agreement, dated May 31, 2018, by and among Granite Construction Incorporated, the guarantors party thereto and Bank of America, N.A., as Administrative Agent [Exhibit 10.2 to the Company’s Form 8-K filed on June 5, 2018]
10.14	*

Amendment No 1 to Third Amended and Restated Credit Agreement, dated July 29, 2019, by and among the Company, Granite Construction Company, and GILC Incorporated, as borrowers, Bank of America, N.A., as Administrative Agent, and the lenders party thereto [Exhibit 10.1 to the Company’s Form 8-K filed on August 2, 2019]

10.15	*

Amendment No. 2 to Third Amended and Restated Credit Agreement, dated October 29, 2019, by and among the Company, Granite Construction Company, and GILC Incorporated, as borrowers, Bank of America, N.A., as Administrative Agent, and the lenders party thereto [Exhibit 10.1 to the Company’s Form 8-K filed on October 30, 2019]

10.16	*	Form of Bond Hedge Confirmation [Exhibit 10.1 to the Company’s Form 8-K filed on November 1, 2019]
10.17	*	Form of Warrant Confirmation [Exhibit 10.2 to the Company’s Form 8-K filed on November 1, 2019]

Exhibit No.		Exhibit Description
21	†	List of Subsidiaries of Granite Construction Incorporated
23.1	†	Consent of PricewaterhouseCoopers LLP
31.1	†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	††	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95	†	Mine Safety Disclosure
101.INS	†	Inline XBRL Instance Document
101.SCH	†	Inline XBRL Taxonomy Extension Schema
101.CAL	†	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	†	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	†	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	†	Inline XBRL Taxonomy Extension Presentation Linkbase
104	†	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*    Incorporated by reference

**  Compensatory plan or management contract

†    Filed herewith

††  Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRANITE CONSTRUCTION INCORPORATED

By: /s/ Elizabeth L. Curtis
Elizabeth L. Curtis
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: February 22, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated and on the dates indicated.

/s/ Claes G. Bjork	February 22, 2021
Claes G. Bjork, Chairman of the Board and Director
/s/ Kyle T. Larkin	February 22, 2021
Kyle T. Larkin, President (Principal Executive Officer)
/s/ Elizabeth L. Curtis	February 22, 2021
Elizabeth L. Curtis, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ Molly C. Campbell	February 22, 2021
Molly C. Campbell, Director
/s/ David C. Darnell	February 22, 2021
David C. Darnell, Director
/s/ Patricia D. Galloway	February 22, 2021
Patricia D. Galloway, Director
/s/ Jeffrey J. Lyash	February 22, 2021
Jeffrey J. Lyash, Director
/s/ Alan P. Krusi	February 22, 2021
Alan P. Krusi, Director
/s/ David H. Kelsey	February 22, 2021
David H. Kelsey, Director
/s/ Celeste B. Mastin	February 22, 2021
Celeste B. Mastin, Director
/s/ Michael F. McNally	February 22, 2021
Michael F. McNally, Director
/s/ Gaddi H. Vasquez	February 22, 2021
Gaddi H. Vasquez, Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Granite Construction Incorporated:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Granite Construction Incorporated and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive (loss) income, of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date related to (i) an ineffective control environment due to an inappropriate tone at the top and violations of the Company’s Code of Conduct and accounting policies and procedures, as certain members of management did not sufficiently promote, monitor or enforce adherence to the Company’s Code of Conduct and accounting policies and procedures, and certain of these members applied pressure on individuals charged with operational finance responsibilities in the Heavy Civil operating group, which contributed to (ii) failure in the Heavy Civil operating group’s project forecasting controls, as personnel did not maintain and follow internal policies and procedures in project forecasting, which led to the failure to timely record adjustments to quarterly forecasts.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Restatement of Previously Issued Financial Statements

As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2018 and 2017 financial statements to correct misstatements.

Changes in Accounting Principles

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for revenue from contracts with customers in 2018.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition - Estimates of the Revenue and Costs to Complete for Multi-Year Fixed Price Contracts in the Transportation, Water and Specialty Segments, including revisions in estimates and the investigation of prior-period reporting for the Heavy Civil Operating Group

As described in Notes 1 and 4 to the consolidated financial statements, the revenue for the Transportation, Water and Specialty segments for the year ended December 31, 2019 was $1,892 million, $469 million, and $728 million, respectively, a portion of which related to multi-year fixed price contracts inclusive of unconsolidated joint venture projects. Revenue in the Transportation, Water and Specialty segments is ordinarily recognized over time as control is transferred to the customers by measuring the progress toward complete satisfaction of the performance obligation(s) using an input (i.e., cost to cost) method. Under the cost to cost method, costs incurred to-date are generally the best depiction of transfer of control. The accuracy of the Company’s revenue and profit recognition in a given period depends on the accuracy of management’s estimates of the forecasted revenue and costs to complete each project. Cost estimates for all significant projects use a detailed bottom up approach in which there are a number of factors that can contribute to changes in estimates of contract cost and profitability. The most significant of these include: changes in costs of labor and/or materials; subcontractor costs, availability and/or performance issues; extended overhead and other costs due to owner, weather and other delays; changes in productivity expectations; changes from original design on design-build projects; the ability to fully and promptly recover on affirmative claims and back charges for additional contract costs; a change in the availability and proximity of equipment and materials; complexity in original design; length of time to complete the project; the availability and skill level of workers in the geographic location of the project; site conditions that differ from those assumed in the original bid; costs associated with scope changes; and the customer’s ability to properly administer the contract. Provisions for losses are recognized at the uncompleted performance obligation level for the amount of total estimated losses in the period that evidence indicates that the estimated total cost of a performance obligation exceeds its estimated total revenue. For the year ended December 31, 2019, revisions in estimates, which had an impact of $5 million or more on gross profit on the individual project, resulted in a decrease to project profitability of $214.1 million, of which the vast majority related to multi-year fixed price contracts. The estimates of transaction price and costs to complete can vary significantly in the normal course of business as projects progress, circumstances develop and evolve, and uncertainties are resolved. When the Company experiences significant changes in estimates, management undergoes a process that includes reviewing the nature of the changes to ensure that no material amounts should have been recorded in a prior period rather than as a revision in estimate for the current period. Management uses the cumulative catch-up method for changes to the transaction price that are part of a single performance obligation. Under this method, revisions in estimates are accounted for in their entirety in the period of change. Additionally, as described in Note 2, in February 2020, the Audit/Compliance Committee (“Audit Committee”) of the Company’s Board of Directors initiated an investigation of prior-period reporting for the Heavy Civil operating group. Based on the independent investigation, the Audit Committee concluded that the Company did not consistently adhere to its standard operating procedures for forecasting and risk management and that the Company lacked sufficient basis to rely on the consistency of its forecasting process and the accuracy of its financial forecast results for Heavy Civil operating group projects during the relevant period. The Audit Committee found that forecasts were not always prepared to reflect the most probable outcome of forecast elements (including for costs, project risks and variable consideration, such as potential claims). Rather, forecasts sometimes reflected aggressive or optimistic projections, “achievable” targets, management directives or hoped-for efficiencies. The Audit Committee also found that certain employees provided incomplete and/or potentially misleading information to internal and external auditors regarding Heavy Civil operating group projects and forecasts, other reporting communication protocol failures and that, in some cases, Granite employees, including members of management, knew or should have known that forecasts incorporating directives from then-serving members of management did not comply with the Company’s standard operating procedures. Almost invariably those directives resulted in lowered forecasted costs, and/or a reduction to total current assessed project risk.

The principal considerations for our determination that performing procedures relating to estimates of the revenue and costs to complete for multi-year fixed price contracts in the Transportation, Water and Specialty segments, including revisions in estimates and the investigation of prior-period reporting for the Heavy Civil Operating Group, is a critical audit matter are (i) the significant judgment by management in forecasting project revenue and costs to complete; (ii) as described in the “Opinions on the Financial Statements and Internal Control over Financial Reporting” section, material weaknesses were identified related to this matter; (iii) a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate the estimates of the forecasted revenue and costs to complete, including the assessment of management’s judgment related to the assumptions of changes in costs of labor and/or materials, subcontractor costs, availability and/or performance issues, the ability to fully and promptly recover on affirmative claims and back charges for additional contract costs, and  management’s determination that revisions in estimates were accounted for in their entirety in the period of change; (iv) a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate audit evidence related to the investigation; and (v) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, evaluating and testing management’s process for determining the estimate of forecasted revenue and costs to complete for a sample of projects, which included evaluating the reasonableness of significant assumptions, changes in costs of labor and/or materials, subcontractor costs, availability and/or performance issues, the ability to fully and promptly recover on affirmative claims and back charges for additional contract costs and determining that revisions in estimates were accounted for in the correct period. Evaluating the reasonableness of significant assumptions used involved assessing management’s ability to reasonably estimate the forecasted revenue and costs to complete by (i) evaluating management’s methodologies; (ii) assessing the consistency of management’s approach over the life of the contract; and (iii) evaluating the timely identification of circumstances that may warrant a modification to estimated forecasted revenue and costs to complete. In addition, these procedures included evaluating management’s process for assessing the results and impact of the investigation on the Company’s consolidated financial statements and disclosures and internal control over financial reporting, which included testing and evaluating the underlying data identified from the investigation.  Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of significant assumptions used, assessing management’s ability to reasonably estimate the forecasted revenue and costs to complete, and evaluating the results and impact of the investigation on the Company’s consolidated financial statements and disclosures and internal control over financial reporting.

Goodwill Impairment Assessment – Water and Mineral Services Group Water, Water and Mineral Services Group Materials and Midwest Group Specialty Reporting Units

As described in Notes 1 and 13 to the consolidated financial statements, the Company’s consolidated goodwill balance was $264 million as of December 31, 2019, for which a portion relates to the Water and Mineral Services Group Water, Water and Mineral Services Group Materials and the Midwest Group Specialty reporting units. Management performs its goodwill impairment tests annually as of November 1 and more frequently when events and circumstances occur that indicate a possible impairment of goodwill. Potential impairment is identified by comparing the estimated fair value of a reporting unit to its net book value, including goodwill. Fair value is estimated using discounted cash flow and market multiple methods. Judgments inherent in these methods include the amount and timing of expected future cash flows, the determination of the discount rates, revenue and margin growth rates, and benchmark companies.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Water and Mineral Services Group Water, Water and Mineral Services Group Materials and Midwest Group Specialty reporting units is a critical audit matter are (i) the significant judgment by management when estimating the fair value of the reporting units; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to the discount rates, revenue and margin growth rates, and benchmark companies; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Company’s Water and Mineral Services Group Water, Water and Mineral Services Group Materials and Midwest Group Specialty reporting units. These procedures also included, among others, (i) testing management’s process for estimating the fair value of the reporting units; (ii) evaluating the appropriateness of the discounted cash flow and market multiple methods; (iii) testing the completeness and accuracy of the underlying data used in the models for both valuation approaches; and (iv) evaluating the significant assumptions used by management related to the discount rates, revenue and margin growth rates, and benchmark companies. Evaluating management’s assumptions related to the discount rates, revenue and margin growth rates, and benchmark companies involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting units; (ii) the consistency with external market data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow and market multiple methods and the discount rates significant assumption.

/s/ PricewaterhouseCoopers LLP

San Francisco, California

February 22, 2021

We have served as the Company’s auditor since 1982.

GRANITE CONSTRUCTION INCORPORATED

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)

		As Restated
December 31,	2019	2018
ASSETS
Current assets
Cash and cash equivalents ($78,132, and $131,965 related to consolidated construction joint ventures (“CCJVs”))	$262,273	$272,804
Short-term marketable securities	27,799	30,002
Receivables, net ($29,564 and $21,237 related to CCJVs)	547,417	484,753
Contract assets ($25,034 and $9,903 related to CCJVs)	211,441	184,247
Inventories	88,885	88,623
Equity in construction joint ventures	193,110	231,365
Other current assets ($13,350 and $11,744 related to CCJVs)	46,016	48,710
Total current assets	1,376,941	1,340,504
Property and equipment, net ($31,136 and $34,761 related to CCJVs)	542,297	549,688
Long-term marketable securities	5,000	36,098
Investments in affiliates	84,176	84,354
Goodwill	264,279	259,471
Right of use assets	72,534	—
Deferred income taxes, net	50,158	30,142
Other noncurrent assets	106,703	126,893
Total assets	$2,502,088	$2,427,150

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$8,244	$47,286
Accounts payable ($57,795 and $39,282 related to CCJVs)	400,775	256,757
Contract liabilities ($20,994 and $49,524 related to CCJVs)	95,737	109,011
Accrued expenses and other current liabilities ($2,415 and $2,046 related to CCJVs)	337,300	324,383
Total current liabilities	842,056	737,437
Long-term debt	356,108	335,119
Long-term lease liabilities	58,618	—
Deferred income taxes, net	3,754	4,160
Other long-term liabilities	63,136	61,080
Commitments and contingencies (Notes 1, 15 and 21)
Equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	—	—
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding: 45,503,805 shares as of December 31, 2019 and 46,665,889 shares as of December 31, 2018	456	467
Additional paid-in capital	549,307	564,559
Accumulated other comprehensive loss	(2,645)	(749)
Retained earnings	594,353	679,453
Total Granite Construction Incorporated shareholders’ equity	1,141,471	1,243,730
Non-controlling interests	36,945	45,624
Total equity	1,178,416	1,289,354
Total liabilities and equity	$2,502,088	$2,427,150

The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except share and per share data)

		As Restated
Years Ended December 31,	2019	2018	2017
Revenue
Transportation	$1,892,149	$1,946,750	$1,912,006
Water	468,730	345,861	132,973
Specialty	727,537	625,666	620,619
Materials	357,190	368,754	292,776
Total revenue	3,445,606	3,287,031	2,958,374
Cost of revenue
Transportation	1,837,148	1,809,664	1,782,138
Water	438,964	286,727	121,429
Specialty	640,808	535,731	528,372
Materials	307,008	320,069	247,694
Total cost of revenue	3,223,928	2,952,191	2,679,633
Gross profit	221,678	334,840	278,741
Selling, general and administrative expenses	307,981	272,776	220,400
Acquisition and integration expenses	15,299	61,520	—
Gain on sales of property and equipment	(18,703)	(7,672)	(4,182)
Operating (loss) income	(82,899)	8,216	62,523
Other (income) expense
Interest income	(7,433)	(6,082)	(4,742)
Interest expense	18,374	14,571	10,800
Equity in income of affiliates, net	(11,454)	(6,935)	(7,107)
Other income, net	(5,308)	(1,666)	(4,699)
Total other income	(5,821)	(112)	(5,748)
(Loss) income before (benefit from) provision for income taxes	(77,078)	8,328	68,271
(Benefit from) provision for income taxes	(20,376)	(3,208)	25,814
Net (loss) income	(56,702)	11,536	42,457
Amount attributable to non-controlling interests	(3,489)	(10,954)	(8,341)
Net (loss) income attributable to Granite Construction Incorporated	$(60,191)	$582	$34,116

Net (loss) income per share attributable to common shareholders (See Note 19)
Basic	$(1.29)	$0.01	$0.86
Diluted	$(1.29)	$0.01	$0.84
Weighted average shares of common stock
Basic	46,559	43,564	39,795
Diluted	46,559	44,025	40,372
The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

		As Restated
Years Ended December 31,	2019	2018	2017
Net (loss) income	$(56,702)	$11,536	$42,457
Other comprehensive (loss) income, net of tax:
Net unrealized (loss) gain on derivatives	$(2,963)	$(451)	$191
Less: reclassification for net (gains) losses included in interest expense	(323)	(214)	159
Net change	$(3,286)	$(665)	$350
Foreign currency translation adjustments, net	1,390	(718)	655
Other comprehensive (loss) income	$(1,896)	$(1,383)	$1,005
Comprehensive (loss) income	$(58,598)	$10,153	$43,462
Non-controlling interests in comprehensive (loss) income	(3,489)	(10,954)	(8,341)
Comprehensive (loss) income attributable to Granite Construction Incorporated	$(62,087)	$(801)	$35,121

The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	Outstanding Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Granite Shareholders’ Equity	Non-controlling Interests	Total Equity
Balances at December 31, 2016 (As Restated)	39,621,140	$396	$150,337	$(370)	$698,987	$849,350	$34,965	$884,315
Net income	—	—	—	—	34,116	34,116	8,341	42,457
Other comprehensive income	—	—	—	1,005	—	1,005	—	1,005
Restricted stock units (“RSUs”) vested	375,100	4	—	—	—	4	—	4
Amortized RSUs	—	—	15,764	—	—	15,764	—	15,764
Common stock purchased for employee tax withholding for vested RSUs	(140,070)	(1)	(6,976)	—	—	(6,977)	—	(6,977)
Dividends on common stock ($0.52 per share)	—	—	—	—	(20,720)	(20,720)	—	(20,720)
Transactions with non-controlling interests, net	—	—	—	—	—	—	4,391	4,391
Other	15,144	—	1,251	(1)	(342)	908	—	908
Balances at December 31, 2017 (As Restated)	39,871,314	399	160,376	634	712,041	873,450	47,697	921,147
Net income	—	—	—	—	582	582	10,954	11,536
Other comprehensive loss	—	—	—	(1,383)	—	(1,383)	—	(1,383)
RSUs vested	315,151	3	—	—	—	3	—	3
Amortized RSUs	—	—	14,784	—	—	14,784	—	14,784
Common stock purchased for employee tax withholding for vested RSUs	(112,476)	(1)	(6,563)	—	—	(6,564)	—	(6,564)
Shares repurchased and retired	(252,072)	(3)	(9,991)	—	—	(9,994)	—	(9,994)
Dividends on common stock ($0.52 per share)	—	—	—	—	(23,309)	(23,309)	—	(23,309)
Effect of adopting Accounting Standards Codification (“ASC”) Topic 606	—	—	—	—	(9,617)	(9,617)	—	(9,617)
Issuance of common stock for Layne acquisition (See Note 3)	5,624,021	56	321,019	—	—	321,075	48	321,123
Issuance of common stock for 8.0% Convertible Notes (See Note 15)	1,202,134	12	53,011	—	—	53,023	—	53,023
Premium on 8.0% Convertible Notes (See Note 15)	—	—	30,702	—	—	30,702	—	30,702
Transactions with non-controlling interests, net	—	—	—	—	—	—	(13,075)	(13,075)
Other	17,817	1	1,221	—	(244)	978	—	978
Balances at December 31, 2018 (As Restated)	46,665,889	467	564,559	(749)	679,453	1,243,730	45,624	1,289,354
Net (loss) income	—	—	—	—	(60,191)	(60,191)	3,489	(56,702)
Other comprehensive loss	—	—	—	(1,896)	—	(1,896)	—	(1,896)
RSUs vested	262,859	3	(3)	—	—	—	—	-
Amortized RSUs	—	—	10,213	—	—	10,213	—	10,213
Common stock purchased for employee tax withholding for vested RSUs	(91,591)	(1)	(4,066)	—	—	(4,067)	—	(4,067)
Shares repurchased and retired	(1,360,000)	(13)	(32,821)	—	—	(32,834)	—	(32,834)
Dividends on common stock ($0.52 per share)	—	—	—	—	(24,166)	(24,166)	—	(24,166)
Effect of adopting ASC Topic 842 (See Note 1)	—	—	—	—	(539)	(539)	—	(539)
Sale of common stock warrant, net (See Note 15)	—	—	10,444	—	—	10,444	—	10,444
Transactions with non-controlling interests, net	—	—	—	—	—	—	(12,168)	(12,168)
Other	26,648	—	981	—	(204)	777	—	777
Balances at December 31, 2019	45,503,805	$456	$549,307	$(2,645)	$594,353	$1,141,471	$36,945	$1,178,416

The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

		As Restated
Years Ended December 31,	2019	2018	2017
Operating activities
Net (loss) income	$(56,702)	$11,536	$42,457
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	123,418	111,544	66,345
Gain on sales of property and equipment, net	(18,703)	(4,910)	(4,182)
Change in deferred income taxes	(22,924)	12,110	(2,739)
Stock-based compensation	10,213	14,784	15,764
Equity in net loss from unconsolidated joint ventures	120,632	44,689	45,856
Net income from affiliates	(11,454)	(6,935)	(7,107)
Other non-cash adjustments	4,020	4,916	(939)
Changes in assets and liabilities, net of the effects of acquisitions in 2019 and 2018:
Receivables	(58,947)	(9,247)	(65,750)
Costs and estimated earnings in excess of billings, net	—	—	(21,607)
Contract assets, net	(40,084)	11,384	—
Inventories	380	(2,120)	(7,252)
Contributions to unconsolidated construction joint ventures	(83,765)	(104,333)	(16,937)
Distributions from unconsolidated construction joint ventures and affiliates	19,064	16,922	39,955
Other assets, net	(3,928)	21,619	13,586
Accounts payable	140,027	(21,456)	37,692
Accrued expenses and other current liabilities, net	(9,809)	(14,113)	11,053
Net cash provided by operating activities	111,438	86,390	146,195
Investing activities
Purchases of marketable securities	—	(9,952)	(124,543)
Maturities of marketable securities	30,000	75,000	120,000
Purchases of property and equipment	(106,828)	(111,101)	(67,695)
Proceeds from sales of property and equipment	37,091	16,238	10,202
Cash paid to purchase businesses, net of cash and restricted cash acquired	(6,227)	(55,027)	—
Proceeds from the sale of a business	—	47,812	—
Other investing activities, net	5,642	(2,568)	2,850
Net cash used in investing activities	(40,322)	(39,598)	(59,186)
Financing activities
Proceeds from issuance of debt	105,574	203,250	25,000
Proceeds from issuance of 2.75% Convertible Notes, net (See Note 15)	230,000	—	—
Proceeds from issuance of common stock warrants, net (See Note 15)	11,500	—	—
Purchase of Hedge Option, net (See Note 15)	(37,375)	—	—
Debt principal repayments	(313,150)	(153,924)	(45,000)
Cash dividends paid	(24,316)	(22,424)	(20,687)
Repurchases of common stock	(36,900)	(16,557)	(6,977)
Contributions from non-controlling partners	68	200	11,500
Distributions to non-controlling partners	(12,235)	(13,275)	(7,109)
Debt issuance costs	(6,507)	—	—
Other financing activities, net	1,704	856	649
Net cash used in financing activities	(81,637)	(1,874)	(42,624)
Net (decrease) increase in cash, cash equivalents and restricted cash	(10,521)	44,918	44,385
Cash, cash equivalents and $5,825, $0, and $0 restricted cash at beginning of period	278,629	233,711	189,326
Cash, cash equivalents and $5,835, $5,825 and $0 restricted cash at end of period	$268,108	$278,629	$233,711
Supplementary Information
Right of use assets obtained in exchange for lease obligations	$25,360	$—	$—
Cash paid for operating lease liabilities	18,660	—	—
Cash paid during the period for:
Interest	$17,322	$14,864	$11,446
Income taxes	11,898	19,069	33,948
Other non-cash operating activities:
Performance guarantees	$(6,284)	$—	$5,497
Non-cash investing and financing activities:
Reclassification of the equity portion of the 2.75% Convertible Notes from debt to equity (See Note 15)	$37,375	$—	$—
RSUs issued, net of forfeitures (See Note 18)	8,596	13,728	11,505
Accrued cash dividends	5,915	6,068	5,183
Common stock issued in acquisition	—	321,019	—
Common stock issued in conversion of 8.0% Convertible Notes	—	53,086	—
Premium on 8.0% Convertible Notes	—	30,702	—

The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Description of Business: Granite Construction Incorporated is one of the largest diversified infrastructure companies in the United States, engaged in heavy-civil infrastructure projects including the construction of streets, roads, highways, mass transit facilities, airport infrastructure, bridges, trenchless and underground utilities, power-related facilities, water-related facilities, well drilling, utilities, tunnels, dams and other infrastructure-related projects, site preparation, mining services, and infrastructure services for residential development, energy development, commercial and industrial sites, and other facilities, as well as construction management professional services. We have permanent offices located in Alaska, Arizona, California, Canada, Colorado, Florida, Guam, Illinois, Mexico, Nevada, Texas, Utah and Washington. Unless otherwise indicated, the terms “we,” “us,” “our,” “Company” and “Granite” refer to Granite Construction Incorporated and its wholly owned and consolidated subsidiaries.

Principles of Consolidation: The consolidated financial statements include the accounts of Granite Construction Incorporated and its wholly owned and consolidated subsidiaries. All material inter-company transactions and accounts have been eliminated. Additionally, we participate in various construction joint ventures of which we are a limited member (“joint ventures”). Generally, each construction joint venture is formed to accomplish a specific project and is jointly controlled by the joint venture partners. The joint venture agreements typically provide that our interests in any profits and assets, and our respective share in any losses and liabilities, that may result from the performance of the contracts are limited to our stated percentage interest in the project. Under our joint venture contractual arrangements, we provide capital to these joint ventures in return for an ownership interest. In addition, partners dedicate resources to the joint ventures necessary to complete the contracts and are reimbursed for their cost. The operational risks of each construction joint venture are passed along to the joint venture members. As we absorb our share of these risks, our investment in each venture is exposed to potential gains and losses. We consolidate these joint ventures where we have determined that through our participation we have a variable interest and are the primary beneficiary as defined by Financial Accounting Standards Board (“FASB”) ASC Topic 810, Consolidation, and related standards. The factors we use to determine the primary beneficiary of a variable interest entity (“VIE”) may include the decision authority of each partner, which partner manages the day-to-day operations of the project and the amount of our equity investment in relation to that of our partners. Although not applicable for any of the years presented, if we determine that the power to direct the significant activities is shared equally by two or more joint venture parties, then there is no primary beneficiary and no party consolidates the VIE.

Where we have determined we are not the primary beneficiary of a joint venture but do exercise significant influence, we account for our share of the operations of unconsolidated construction joint ventures on a pro rata basis in revenue and cost of revenue in the consolidated statements of operations. We record the corresponding investment balance in equity in construction joint ventures in the consolidated balance sheets except when a project is in loss position, the investment balance is recorded as a deficit in unconsolidated construction joint ventures and is included in accrued expenses and other current liabilities in the consolidated balance sheets. Our investment in unconsolidated construction joint ventures could extend beyond one year and is within the normal operating cycle of the associated construction projects. We account for non-construction unconsolidated joint ventures under the equity method of accounting in accordance with ASC Topic 323, Investments - Equity Method and Joint Ventures, and include our share of the operations in equity in income from affiliates in the consolidated statements of operations and in investment in affiliates in the consolidated balance sheets.

We also participate in various “line item” joint venture agreements under which each partner is responsible for performing certain discrete items of the total scope of contracted work. The revenue for each line item joint venture partner's discrete items of work is defined in the contract with the project owner and each joint venture partner bears the profitability risk associated only with its own work. There is not a single set of books and records for a line item joint venture. Each partner accounts for its items of work individually as it would for any self-performed contract. We account for our portion of these contracts as revenues and cost of revenue in the consolidated statements of operations and in relevant balances in the consolidated balance sheets.

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

Revenue Recognition: Our revenue is primarily derived from construction contracts that can span several quarters or years in our Transportation, Water and Specialty segments and from sales of construction related materials in our Materials segment. We recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, and subsequently issued additional related Accounting Standards Updates (“ASU”s) (“Topic 606”), which we adopted on January 1, 2018. Topic 606 provides for a five-step model for recognizing revenue from contracts with customers as follows:

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

The transaction price is the amount of consideration to which we expect to be entitled in exchange for transferring goods and services to the customer. The contractual consideration from customers of our Transportation, Water and Specialty segments may include both fixed amounts and variable amounts (e.g. bonuses/incentives or penalties/liquidated damages) to the extent that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved (i.e., probable and estimable). When a contract has a single performance obligation, the entire transaction price is attributed to that performance obligation. When a contract has more than one performance obligation, the transaction price is allocated to each performance obligation based on estimated relative standalone selling prices of the goods or services at the inception of the contract, which typically is determined using cost plus an appropriate margin.

Subsequent to the inception of a contract in our Transportation, Water and Specialty segments, the transaction price could change for various reasons, including executed or unapproved change orders, and unresolved contract modifications and/or affirmative claims. Changes that are accounted for as an adjustment to existing performance obligations are allocated on the same basis at contract inception. Otherwise, changes are accounted for as separate performance obligation(s) and the separate transaction price is allocated as discussed above.

Changes are made to the transaction price from unapproved change orders to the extent the amount can be reasonably estimated and recovery is probable.

On certain projects we have submitted and have pending unresolved contract modifications and/or affirmative claims (“affirmative claims”) to recover additional costs and the associated profit, if applicable, to which the Company believes it is entitled under the terms of contracts with customers, subcontractors, vendors or others. The owners or their authorized representatives and/or other third parties may be in partial or full agreement with the modifications or affirmative claims, or may have rejected or disagree entirely or partially as to such entitlement.

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

Certain construction contracts in our Transportation, Water and Specialty segments include retention provisions to provide assurance to our customers that we will perform in accordance with the contract terms and are not considered a financing benefit. The balances billed but not paid by customers pursuant to these provisions generally become due upon completion and acceptance of the project work or products by the customer. We have determined there are no significant financing components in our contracts during the years ended December 31, 2019 and 2018.

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

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The accuracy of our revenue and profit recognition in a given period depends on the accuracy of our estimates of the forecasted revenue and cost to complete each project. Cost estimates for all of our significant projects use a detailed “bottom up” approach. There are a number of factors that can contribute to changes in estimates of contract cost and profitability. The most significant of these include:

•	changes in costs of labor and/or materials;
•	subcontractor costs, availability and/or performance issues;
•	extended overhead and other costs due to owner, weather and other delays;
•	changes in productivity expectations;
•	changes from original design on design-build projects;
•	our ability to fully and promptly recover on affirmative claims and back charges for additional contract costs;
•	a change in the availability and proximity of equipment and materials;
•	complexity in original design;
•	length of time to complete the project;
•	the availability and skill level of workers in the geographic location of the project;
•	site conditions that differ from those assumed in the original bid;
•	costs associated with scope changes; and
•	the customer’s ability to properly administer the contract.

The foregoing factors, as well as the stage of completion of contracts in process and the mix of contracts at different margins may cause fluctuations in gross profit and gross profit margin from period to period. Significant changes in revenue and cost estimates, particularly in our larger, more complex, multi-year projects have had, and can in future periods have, a significant effect on our profitability.

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

Unearned Revenue: Unearned revenue represents the aggregate amount of the transaction price allocated to unsatisfied or partially unsatisfied performance obligations at the end of a reporting period. We generally include a project in our unearned revenue at the time a contract is awarded, the contract has been executed and to the extent we believe funding is probable. Certain contracts contain contract options that are exercisable at the option of our customers without requiring us to go through an additional competitive bidding process or contain task orders related to master contracts under which we perform work only when the customer awards specific task orders to us. Contract options and task orders are included in unearned revenue when exercised or issued, respectively. As of December 31, 2019 and 2018, unearned revenue was $3.7 billion and $3.0 billion, respectively. Approximately $2.5 billion of the December 31, 2019 unearned revenue was recognized during 2020 and the remaining amount will be recognized thereafter. Substantially all of the contracts in our unearned revenue may be canceled or modified at the election of the customer; however, we have not been materially adversely affected by contract cancellations or modifications in the past. Many projects are added to unearned revenue and completed within the same fiscal quarter or year and, therefore, may not be reflected in our beginning or ending unearned revenue.

Costs to mobilize equipment and labor to a job site prior to substantive work beginning (“mobilization costs”) are capitalized as incurred and amortized over the expected duration of the contract. As of December 31, 2019 and 2018, we had no capitalized mobilization costs.

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

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

In connection with the acquisition of Layne Christensen Company (“Layne”), we acquired restricted cash that consists of escrow funds and judicial deposits associated with tax related legal proceedings in Latin America. Of the total balance, $4.3 million is included in other current assets and the remainder is included in other noncurrent assets in the consolidated balance sheets. The table below presents changes in cash, cash equivalents and restricted cash on the consolidated statements of cash flows and a reconciliation to the amounts reported in the consolidated balance sheets (in thousands).

Years Ended December 31,	2019	2018	2017
Cash, cash equivalents and restricted cash, beginning of period	$278,629	$233,711	$189,326
End of the period
Cash and cash equivalents	262,273	272,804	233,711
Restricted cash	5,835	5,825	—
Total cash, cash equivalents and restricted cash, end of period	268,108	278,629	233,711
Net (decrease) increase in cash, cash equivalents and restricted cash	$(10,521)	$44,918	$44,385

Contract Assets: Our contract assets include costs and estimated earnings in excess of billings as well as amounts due under contractual retention provisions. Costs and estimated earnings in excess of billings represent amounts earned and reimbursable under contracts, including customer affirmative claim recovery estimates, and have a conditional right for billing and payment such as achievement of milestones or completion of the project. Generally, with the exception of customer affirmative claims, such unbilled amounts will become billable according to the contract terms and generally will be billed and collected over the next twelve months. Settlement with the customer of outstanding affirmative claims is dependent on the claims resolution process and could extend beyond one year. Based on our historical experience, we generally consider the collection risk related to billable amounts to be low. When events or conditions indicate that it is probable that the amounts outstanding become unbillable, the transaction price and associated contract asset is reduced.

Marketable Securities: We determine the classification of our marketable securities at the time of purchase and re-evaluate these determinations at each balance sheet date. Our marketable securities are fixed income marketable securities and are classified as held-to-maturity as we have the positive intent and ability to hold the securities to maturity. Held-to-maturity investments are stated at amortized cost and are periodically assessed for other-than-temporary impairment. Amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity and is included in interest income. The cost of securities redeemed or called is based on the specific identification method.

Derivative Instruments: We recognize derivative instruments as either assets or liabilities in the consolidated balance sheets at fair value using Level 2 inputs. To receive hedge accounting treatment, derivative instruments that are designated as cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions. We formally document our hedge relationships at inception, including identification of the hedging instruments and the hedged items, our risk management objectives and strategies for undertaking the hedge transaction, and the initial quantitative assessment of the hedging instrument’s effectiveness in offsetting changes in the fair value of the hedged items. The effective portion of the gain or loss on cash flow hedges is reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified to interest expense in the consolidated statements of operations when the periodic hedged cash flows are settled. Adjustments to fair value on derivative instruments that do not qualify for hedge accounting treatment are reported through other income, net in the consolidated statements of operations. We do not enter into derivative instruments for speculative or trading purposes.

The derivative transactions related to the 2.75% Convertible Notes (as defined in Note 15) were recorded to equity on our consolidated balance sheets based on the cash proceeds and will not be remeasured as long as they continue to meet the conditions for equity classification.

Fair Value of Financial Assets and Liabilities: We measure and disclose certain financial assets and liabilities at fair value. ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC Topic 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC Topic 820 describes three levels of inputs that may be used to measure fair value:

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

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Concentrations of Credit Risk: Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents, marketable securities, and accounts receivable. We maintain our cash and cash equivalents and our marketable securities with several financial institutions. We invest with high credit quality financial institutions and, by policy, limit the amount of credit exposure to any one financial institution. None of our customers, including both prime and subcontractor arrangements, had revenue that individually exceeded 10% of total revenue during the years ended December 31, 2019 and 2018. The majority of our receivables are from customers concentrated in the United States. None of our customers had a receivable balance in excess of 10% of our total net receivables as of  December 31, 2019 and 2018. We perform ongoing credit evaluations of our customers and generally do not require collateral, although the law provides us the ability to file mechanics’ liens on real property improved for private customers in the event of non-payment by such customers. We regularly review our accounts receivable, including past due amounts, to determine their probability of collection. If it is probable that an amount is uncollectible, it is charged to bad debt expense and a corresponding reserve is established in allowance for doubtful accounts. We maintain an allowance for doubtful accounts which has historically been within management’s estimates.

Foreign Currency Transactions and Translation: We have operations in Mexico and Canada which involve exposure to possible volatile movements in foreign currency exchange rates. We account for foreign currency exchange transactions and translation in accordance with ASC Topic 830, Foreign Currency Matters. In Mexico, most of our customer contracts and a significant portion of our costs are denominated in U.S. dollars; therefore, the functional currency is U.S. dollars. In Canada, the functional currency is the local currency. Foreign currency transactions are remeasured into the functional currency with gains and losses included in other income, net in the consolidated statements of operations. The impact from foreign currency transactions was immaterial for both 2019 and 2018. Assets and liabilities in functional currency are translated into U.S. dollars at exchange rates prevailing at the balance sheet date. Revenues and expenses are translated into U.S. dollars at average foreign currency exchange rates prevailing during the reporting periods. The translation adjustments from functional currency to U.S. dollars are reported in accumulated other comprehensive loss on the consolidated balance sheets.

Inventories: Inventories consist primarily of quarry products, contract-specific materials and, specifically related to our Water and Mineral Services operating group, water well drilling materials and sewer remediation materials that are located in the U.S. as well as mineral extraction and drilling supplies located in the U.S. and Mexico. Cost of inventories are valued at the lower of average cost or net realizable value. We reserve quarry products based on estimated quantities of materials on hand in excess of approximately one year of demand. As of December 31, 2019 and 2018, inventory included $17.7 million and $13.4 million of supplies related to the Water and Mineral Services operating group.

Investments in Affiliates: Each investment accounted for under the equity method of accounting is reviewed for impairment in accordance with ASC Topic 323, Investments - Equity Method and Joint Ventures. We account for our share of the operating results of the equity method investments in equity in income from affiliates, net in the consolidated statements of operations and as a single line item in the consolidated balance sheets as investments in affiliates. Our investments in affiliates include foreign entities, real estate entities and an asphalt terminal entity. These investments are evaluated for impairment using the other-than-temporary impairment model, which requires an impairment charge to be recognized if our investment’s carrying amount exceeds its fair value, and the decline in fair value is deemed to be other than temporary. Recoverability is measured by comparison of net book values to future undiscounted cash flows the investments are expected to generate. Events or changes in circumstances, which would cause us to review undiscounted future cash flows include, but are not limited to:

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

Property and Equipment: Property and equipment are stated at cost. Depreciation for construction and other equipment is primarily provided using accelerated methods over lives ranging from three to ten years, and the straight-line method over lives from two to twenty years for the remaining depreciable assets. We believe that accelerated methods best approximate the service provided by the construction and other equipment. Depletion of quarry property is based on the usage of depletable reserves. We frequently sell property and equipment that has reached the end of its useful life or no longer meets our needs, including depleted quarry property. At the time that an asset or an asset group meets the held-for-sale criteria as defined by ASC Topic 360, Property, Plant, and Equipment, we write it down to fair value less cost to sell, if the fair value is below the carrying value. Fair value is estimated by a variety of factors including, but not limited to, market comparative data, historical sales prices, broker quotes and third-party valuations. If material, such property is separately disclosed in the consolidated balance sheet, otherwise it is held in property and equipment until sold. The cost and accumulated depreciation or depletion of property sold or retired is removed from the consolidated balance sheet and the resulting gains or losses, if any, are reflected in operating income on the consolidated statement of operations for the period. In the case that we abandon an asset, an amount equal to the carrying amount of the asset, less salvage value, if any, will be recognized as expense in the period that the asset was abandoned. Repairs and maintenance are expensed as incurred.

Costs related to the development of internal-use software during the preliminary project and post-implementation stages are expensed as incurred. Costs incurred during the application development stage are capitalized. These costs consist primarily of software, hardware and consulting fees, as well as salaries and related costs. Amounts capitalized are reported as a component of office furniture and equipment within property and equipment in the consolidated balance sheet. Capitalized software costs are depreciated using the straight-line method over the estimated useful life of the related software, which range from three to seven years. During the years ended December 31, 2019, 2018 and 2017, we capitalized $1.2 million, $4.4 million and $7.9 million, respectively, of internal-use software development and related hardware costs.

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

As of December 31, 2019, amortizable intangible assets, which include customer relationships, developed technologies, permits, trademarks/trade name, backlog, favorable contracts and covenants not to compete, are being amortized over remaining terms from one to seventeen years. As of December 31, 2019, amortizable intangible liabilities, which include unfavorable contracts and leases, are being amortized over remaining terms of two years. All intangible assets and liabilities are amortized on a straight-line basis except for backlog, favorable contracts and unfavorable contracts which will be amortized as the associated projects progress, and customer relationships which will be amortized on a double declining basis.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Goodwill: As of  December 31, 2019 and 2018, we had eight reporting units in which goodwill was recorded as follows:

•	Midwest Group Transportation
•	Midwest Group Specialty
•	Northwest Group Transportation
•	Northwest Group Materials
•	California Group Transportation
•	Water and Mineral Services Group Water
•	Water and Mineral Services Group Specialty
•	Water and Mineral Services Group Materials

The reporting units related to the Water and Mineral Services Group were primarily derived from the Layne and LiquiForce acquisitions in 2018.

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

In accordance with U.S. GAAP, we can elect to perform a qualitative assessment to test a reporting unit’s goodwill for impairment or perform a quantitative impairment test. Based on a qualitative assessment, if we determine that the fair value of a reporting unit is more likely than not to be less than its carrying amount, the quantitative impairment test will be performed.

In performing the quantitative goodwill impairment tests, we calculate the estimated fair value of the reporting unit in which the goodwill is recorded using the discounted cash flows and market multiple methods. Judgments inherent in these methods include the determination of appropriate discount rates, the amount and timing of expected future cash flows, revenue and margin growth rates, and appropriate benchmark companies. The cash flows used in our 2019 discounted cash flow model were based on five-year financial forecasts developed internally by management adjusted for market participant-based assumptions. Our discount rate assumptions are based on an assessment of the equity cost of capital and appropriate capital structure for our reporting units. To assess for reasonableness we compare the estimated fair values of the reporting units to our current market capitalization.

The estimated fair value is compared to the net book value of the reporting unit, including goodwill. If the fair value of the reporting unit exceeds its net book value, goodwill of the reporting unit is considered not impaired. If the fair value of the reporting unit is less than its net book value, goodwill is impaired and the excess of the reporting unit’s net book value over the fair value is recognized as a non-cash impairment charge.

For our 2019 annual goodwill impairment test, we conducted quantitative impairment tests for the Midwest Group Specialty and Water and Mineral Services Group Water, Specialty and Materials reporting units and concluded that goodwill was not impaired since the estimated fair value for each of our reporting units exceeded their respective net book values. The assessment for the Midwest Group Specialty and Water and Mineral Services Group Specialty reporting units indicated that their estimated fair value exceeded their net book values (i.e., headroom) by over 30%. The Midwest Group Specialty reporting unit is susceptible to fluctuations in results depending on awarded work given the large size and limited frequency of awards. The assessment for the Water and Mineral Services Group Water and Water and Mineral Services Group Materials reporting units indicated that their estimated fair value exceeded their net book value by under 20%, as the estimated fair values align with the recent purchase prices of the reporting units to which these assets are assigned. While we believe the current headroom is adequate to absorb fluctuations, a material decline in job win rates or insufficient business growth could have a material impact to these reporting units’ estimated fair values.

After assessing the totality of events and circumstances, we determined that it is more likely than not that the fair value of Midwest Group Transportation, Northwest Group Transportation, Northwest Group Materials and California Group Transportation reporting units were greater than the carrying amounts; therefore, we elected to perform a qualitative analysis and a quantitative goodwill impairment test was not performed for these reporting units. Factors we considered were macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, changes in management or key personnel, changes in strategy, changes in customers, changes in the composition or carrying amount of a reporting segments’ net assets, and changes in our stock price.

Right of use Assets (“ROU”) and Lease Liabilities: A lease contract conveys the right to use an underlying asset for a period of time in exchange for consideration. At inception, we determine whether a contract contains a lease by determining if there is an identified asset and if the contract conveys the right to control the use of the identified asset in exchange for consideration over a period of time.

At lease commencement, we measure and record a lease liability equal to the present value of the remaining lease payments, generally discounted using the borrowing rate on our secured debt as the implicit rate is not readily determinable on many of our leases. We use a quarterly maturity discount rate if it is not materially different than the discount rates applied to each of the leases in the portfolio.

On the lease commencement date, the amount of the ROU assets consist of the following:

•	the amount of the initial measurement of the lease liability;
•	any lease payments made at or before the commencement date, minus any lease incentives received; and
•	any initial direct costs incurred.

On a quarterly basis, we determine if subcontractor, vendor or service provider agreements contain embedded leases by assessing if an asset is explicitly or implicitly specified in the agreement and the counterparty has the right to substitute the asset. Most of our lease contracts do not have the option to extend or renew. We assess the option for individual leases, and we generally consider the base term to be the term of lease contracts. Lease contracts may contain nonlease components for which we elected to include both the lease and nonlease components as a single component and account for it as a lease.

Contract Liabilities: Our contract liabilities consist of billings in excess of costs and estimated earnings, net of the related contract retention and provisions for losses. Billings in excess of costs and estimated earnings are billings to customers on contracts in advance of work performed, including advance payments negotiated as a contract condition. Generally, unearned project-related costs will be earned over the next twelve months. Provisions for losses are recognized in the consolidated statements of operations at the uncompleted performance obligation level for the amount of total estimated losses in the period that evidence indicates that the estimated total cost of a performance obligation exceeds its estimated total revenue.

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

Warranties: Many of our construction contracts contain warranty provisions covering defects in equipment, materials, design or workmanship that generally run from six months to one year after our customer accepts the contract. Because of the nature of our projects, including contract owner inspections of the work both during construction and prior to acceptance, we have not experienced material warranty costs for these short-term warranties and, therefore, do not believe an accrual for these costs is necessary. Certain construction contracts carry longer warranty periods, ranging from two to ten years, for which we have accrued an estimate of warranty cost. The warranty liability is estimated based on our experience with the type of work and any known risks relative to the project and was not material as of December 31, 2019 and 2018.

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

Surety Bonds: We generally are required to provide various types of surety bonds that provide an additional measure of security for our performance under certain public and private sector contracts. At December 31, 2019, approximately $3.5 billion of our contract backlog was bonded. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds after the owner accepts the work performed under contract. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.

Performance Guarantees: The agreements with our joint venture partners (“partner(s)”) for both construction joint ventures and line item joint ventures define each partner’s management role and financial responsibility in the project. The amount of operational exposure is generally limited to our stated ownership interest. However, due to the joint and several nature of the performance obligations under the related owner contracts, if any of the partners fail to perform, we and the remaining partners, if any, would be responsible for performance of the outstanding work (i.e., we provide a performance guarantee). We estimate our liability for performance guarantees for our unconsolidated and line item joint ventures using estimated partner bond rates, which are Level 2 inputs, and include them in accrued expenses and other current liabilities with a corresponding increase in equity in construction joint ventures in the consolidated balance sheets. We reassess our liability when and if changes in circumstances occur. The liability and corresponding asset are removed from the consolidated balance sheets upon completion and customer acceptance of the project. Circumstances that could lead to a loss under these agreements beyond our stated ownership interest include the failure of a partner to contribute additional funds to the venture in the event the project incurs a loss or additional costs that we could incur should a partner fail to provide the services and resources that it had committed to provide in the agreement. We are not able to estimate amounts that may be required beyond the remaining cost of the work to be performed. These costs could be offset by billings to the customer or by proceeds from our partners’ corporate and/or other guarantees.

Contingencies: We are currently involved in various claims and legal proceedings. Loss contingency provisions are recorded if the potential loss from any asserted or un-asserted claim or legal proceeding is considered probable and the amount can be reasonably estimated. If a potential loss is considered probable but only a range of loss can be determined, the low-end of the range is recorded. These accruals represent management’s best estimate of probable loss. Disclosure is also provided when it is reasonably possible and estimable that a loss will be incurred or when it is reasonably possible that the amount of a loss will exceed the amount recorded. Significant judgment is required in both the determination of probability of loss and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to claims and litigation and may revise our estimates. We expense associated legal costs as they are incurred. See Note 21 for additional information.

Stock-Based Compensation: We measure and recognize compensation expense, net of forfeitures, over the requisite vesting periods for all stock-based payment awards made and we recognize forfeitures as they occur. Stock-based compensation is included in selling, general and administrative expenses and cost of revenue on our consolidated statements of operations.

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

We report a liability in accrued expenses and other current liabilities and in other long-term liabilities in the consolidated balance sheets for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize interest and penalties, if any, related to unrecognized tax benefits in other income, net in the consolidated statements of operations.

Computation of Earnings per Share: Basic net (loss) income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net (loss) income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares include common share equivalents under the 2012 Equity Incentive Plan using the if-converted method. Dilutive potential common shares also include common share equivalents related to our 2.75% Convertible Notes assuming the share price of our common stock was in excess of $31.47 per share and common share equivalents relating to our warrants assuming the share price of our common stock was in excess of $53.44, the exercise price of warrants. See Note 15 for further discussion related to the 2.75% Convertible Notes and warrants.

Convertible Notes: U.S. GAAP requires certain convertible debt instruments that may be settled in cash on conversion to be separately accounted for into liability and equity components in a manner that reflects the issuer’s non-convertible debt borrowing rate. Third party offering costs are allocated to the liability and equity components based on allocation of proceeds to those components, and are recorded net of the associated balances on the consolidated balance sheets and are generally amortized to interest expense through the maturity date of the debt. Therefore cash received from the issuance of the 2.75% Convertible Notes (as defined in Note 15) was separated into liability and equity components on the consolidated balance sheets at the time of issuance based on the fair value of a similar liability that does not have an associated convertible feature. The difference between the principal amount and the liability component on the issuance date will be recorded to interest expense using an effective interest rate of 6.62% over the expected life of the 2.75% Convertible Notes.

Debt discounts that will be recorded to the liability component through the maturity date of the debt.

Recently Issued Accounting Pronouncements:

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments resulting in accounting for convertible debt instruments as a single liability measured at its amortized cost. This change will also reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that was bifurcated according to previously existing rules. In addition, the ASU requires the application of the if-converted method for calculating diluted earnings per share and eliminates the treasury stock method. The ASU is effective commencing with our quarter ended March 31, 2022, with early adoption permitted. We are currently evaluating the impact of ASU 2020-06 on our consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance to ease the potential burden in accounting for the effects of the transition away from LIBOR and other reference rates. This ASU was effective commencing with our quarter ended March 31, 2020 through December 31, 2022 and we expect to adopt in 2021. We do not expect the adoption of this ASU to have an impact on our consolidated financial statements as our Credit Agreement (as defined in Note 15 below) uses the secured overnight financing rate as an alternative to LIBOR.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and in May 2019 issued ASU No. 2019-05, Credit Losses (Topic 326): Targeted Transition Relief (collectively referred to as “Topic 326”). Topic 326 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. We adopted Topic 326 effective January 1, 2020, recognizing a net cumulative decrease to retained earnings of approximately $0.5 million.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. We adopted this ASU commencing with our quarter ending March 31, 2020 and it did not have a material impact on our consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is expected to reduce cost and complexity related to accounting for income taxes. We elected to early adopt this ASU commencing with our quarter ending March 31, 2020 and it did not have a material impact on our consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Recently Adopted Accounting Pronouncements:

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows companies to reclassify stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Reform”), from accumulated other comprehensive income (“AOCI”) to retained earnings. This ASU was effective commencing with our quarter ended March 31, 2019 and we have elected not to reclassify the immaterial stranded tax effects from AOCI to retained earnings. We adopted the policy that future income tax effects which are stranded in AOCI will be released under the item-by-item approach.

Effect of adopting Topic 842

In February 2016, the FASB issued Accounting Standards Codification (“ASC”) Topic 842, Leases, and subsequently issued additional related ASUs (“Topic 842”), which requires lessees to recognize the following on the balance sheet for all leases (with the exception of short-term leases) at the commencement date: (a) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (b) a ROU asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The ASU was effective commencing with our quarter ending March 31, 2019. Prior to adoption of Topic 842, we recognized operating lease payments as an expense on a straight-line basis over the lease term on our consolidated statements of operations and did not recognize ROU assets or lease liabilities on our consolidated balance sheets.

We adopted Topic 842 using a modified retrospective transition approach with no prior-period retrospective adjustments, recognizing a net cumulative decrease to retained earnings of approximately $0.5 million, and added ROU assets, and short and long-term lease liabilities of $72.2 million, $14.9 million and $60.4 million, respectively, as of January 1, 2019. We applied Topic 842 to all noncancelable operating leases outstanding as of January 1, 2019 except those related to quarry properties and those that at lease commencement have an actual and intended lease term shorter than twelve months.

We elected to apply optional practical expedients which allowed us to forego reassessments of 1) whether any expired or existing contracts are or contain leases; 2) the lease classification for any expired or existing leases; and 3) the initial direct costs for any existing leases. In connection with the adoption of Topic 842, we implemented the new accounting policies related to ROU assets and lease liabilities as discussed above.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

2. Restatement

Restatement Background

In February 2020, the Audit/Compliance Committee (the “Audit Committee”) of the Company’s Board of Directors, assisted by independent counsel, initiated an investigation of prior-period reporting for the Heavy Civil operating group, and the extent to which these matters affect the effectiveness of the Company’s internal control over financial reporting (the “Investigation”). The Investigation is now complete. The Audit Committee, in consultation with the Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP (“PwC”), concluded that the Company’s previously issued consolidated financial statements and related disclosures for the years ended December 31, 2018 and 2017 as well as for the first three quarters of the year ended December 31, 2019 and for each of the quarters in the year ended December 31, 2018 should no longer be relied upon.

Based on the independent Investigation, the Audit Committee concluded that the Company did not consistently adhere to its standard operating procedures for forecasting and risk management and that the Company lacked sufficient basis to rely on the consistency of its forecasting process and the accuracy of its financial forecast results for Heavy Civil operating group projects during the relevant period. The Audit Committee found that forecasts were not always prepared to reflect the most probable outcome of forecast elements (including for costs, project risks and variable consideration, such as potential claims). Rather, forecasts sometimes reflected aggressive or optimistic projections, “achievable” targets, management directives or hoped-for efficiencies. The Audit Committee also found that certain employees provided incomplete and/or potentially misleading information to internal and external auditors regarding Heavy Civil operating group projects and forecasts, other reporting communication protocol failures and that, in some cases, Granite employees, including members of management, knew or should have known that forecasts incorporating directives from then-serving members of management did not comply with the Company’s standard operating procedures. Almost invariably those directives resulted in lowered forecasted costs, and/or a reduction to total current assessed project risk.

We are restating the consolidated financial statements and related disclosures for the years ended December 31, 2018 and 2017 and unaudited quarterly financial information for the first three quarters of the year ended December 31, 2019 and for each of the quarters in the year ended December 31, 2018 to correct misstatements associated with project forecasts in the Heavy Civil operating group (the “Investigation Adjustments”) discovered in connection with the Audit Committee’s independent Investigation, in accordance with ASC Topic 250, Accounting Changes and Error Corrections.

In addition to the Investigation Adjustments, we are correcting additional identified out-of-period and uncorrected misstatements that were not material, individually or in the aggregate, to our consolidated financial statements (the “Other Adjustments”). We are also restating impacted amounts within the accompanying footnotes to the consolidated financial statements.

Description of Restatement Tables

We have presented below a reconciliation from the previously reported to the restated values for the periods as of December 31, 2018 and for the years ended December 31, 2018 and 2017. The previously reported values were derived from our Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 22, 2019 and are labeled as “As Previously Reported” in the following tables. The account balances labeled as “Investigation Adjustments” represent effects of adjustments resulting from the Investigation. The account balances labeled as “Other Adjustments” represent the effects of other adjustments, which related to revisions in estimates in projects primarily impacting revenue and cost of revenue in the Transportation segment as a result of out-of-period or uncorrected misstatements in previously filed financial statements that were not material, individually or in the aggregate, to those previously filed financial statements, balance sheet reclassifications and other immaterial adjustments.

The impacts to the consolidated statements of shareholders’ equity and comprehensive (loss) income as a result of the Restatement were due to the changes in net income for the years ended December 31, 2018 and 2017 and to retained earnings related to the adoption of Topic 606 on January 1, 2018, whereas the $15.2 million decrease in retained earnings as previously reported is adjusted to a $9.6 million decrease in retained earnings as restated. In addition, there was no impact to net cash used in investing and financing activities for the years ended December 31, 2018 and 2017 as a result of the Restatement.

The effects of the prior-period misstatements on our consolidated financial statements are as follows (in thousands, except per share data):

Consolidated Balance Sheet

December 31, 2018	As Previously Reported	Investigation Adjustments	Other Adjustments	As Restated
ASSETS
Current assets
Cash and cash equivalents	$272,804	$—	$—	$272,804
Short-term marketable securities	30,002	—	—	30,002
Receivables, net	473,246	10,567	940	484,753
Contract assets	219,754	(35,094)	(413)	184,247
Inventories	88,623	—	—	88,623
Equity in construction joint ventures	282,229	(47,799)	(3,065)	231,365
Other current assets	48,731	(21)	—	48,710
Total current assets	1,415,389	(72,347)	(2,538)	1,340,504
Property and equipment, net	549,688	—	—	549,688
Long-term marketable securities	36,098	—	—	36,098
Investments in affiliates	84,354	—	—	84,354
Goodwill	259,471	—	—	259,471
Deferred income taxes, net	2,918	26,607	617	30,142
Other noncurrent assets	128,683	—	(1,790)	126,893
Total assets	$2,476,601	$(45,740)	$(3,711)	$2,427,150

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$47,286	$—	$—	$47,286
Accounts payable	251,481	—	5,276	256,757
Contract liabilities	105,449	7,957	(4,395)	109,011
Accrued expenses and other current liabilities	273,626	51,916	(1,159)	324,383
Total current liabilities	677,842	59,873	(278)	737,437
Long-term debt	335,119	—	—	335,119
Deferred income taxes, net	4,317	—	(157)	4,160
Other long-term liabilities	61,689	—	(609)	61,080
Commitments and contingencies
Equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	—	—	—	—
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding: 46,665,889 shares as of December 31, 2018	467	—	—	467
Additional paid-in capital	564,559	—	—	564,559
Accumulated other comprehensive loss	(749)	—	—	(749)
Retained earnings	787,356	(105,613)	(2,290)	679,453
Total Granite Construction Incorporated shareholders’ equity	1,351,633	(105,613)	(2,290)	1,243,730
Non-controlling interests	46,001	—	(377)	45,624
Total equity	1,397,634	(105,613)	(2,667)	1,289,354
Total liabilities and equity	$2,476,601	$(45,740)	$(3,711)	$2,427,150

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Consolidated Statement of Operations

Year Ended December 31, 2018	As Previously Reported	Investigation Adjustments	Other Adjustments	As Restated
Revenue
Transportation	$1,976,743	$(35,154)	$5,161	$1,946,750
Water	338,250	(473)	8,084	345,861
Specialty	626,619	—	(953)	625,666
Materials	376,802	—	(8,048)	368,754
Total revenue	3,318,414	(35,627)	4,244	3,287,031
Cost of revenue
Transportation	1,786,698	18,113	4,853	1,809,664
Water	278,676	—	8,051	286,727
Specialty	535,731	—	—	535,731
Materials	328,117	—	(8,048)	320,069
Total cost of revenue	2,929,222	18,113	4,856	2,952,191
Gross profit (loss)	389,192	(53,740)	(612)	334,840
Selling, general and administrative expenses	272,776	—	—	272,776
Acquisition and integration expenses	60,045	—	1,475	61,520
Gain on sales of property and equipment	(7,672)	—	—	(7,672)
Operating income (loss)	64,043	(53,740)	(2,087)	8,216
Other (income) expense
Interest income	(6,082)	—	—	(6,082)
Interest expense	14,571	—	—	14,571
Equity in income of affiliates, net	(6,935)	—	—	(6,935)
Other income, net	(1,666)	—	—	(1,666)
Total other income	(112)	—	—	(112)
Income (loss) before provision for (benefit from) income taxes	64,155	(53,740)	(2,087)	8,328
Provision for (benefit from) income taxes	10,414	(13,182)	(440)	(3,208)
Net income (loss)	53,741	(40,558)	(1,647)	11,536
Amount attributable to non-controlling interests	(11,331)	—	377	(10,954)
Net income (loss) attributable to Granite Construction Incorporated	$42,410	$(40,558)	$(1,270)	$582

Net income (loss) per share attributable to common shareholders
Basic	$0.97	$(0.93)	$(0.03)	$0.01
Diluted	$0.96	$(0.92)	$(0.03)	$0.01
Weighted average shares of common stock
Basic	43,564	43,564	43,564	43,564
Diluted	44,025	44,025	44,025	44,025

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Consolidated Statement of Cash Flows

Year Ended December 31, 2018	As Previously Reported	Investigation Adjustments	Other Adjustments	As Restated
Operating activities
Net income (loss)	$53,741	$(40,558)	$(1,647)	$11,536
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	111,544	—	—	111,544
Gain on sales of property and equipment, net	(4,910)	—	—	(4,910)
Change in deferred income taxes	20,010	(7,127)	(773)	12,110
Stock-based compensation	14,784	—	—	14,784
Equity in net loss from unconsolidated joint ventures	22,688	18,967	3,034	44,689
Net income from affiliates	(6,935)	—	—	(6,935)
Other non-cash adjustments	4,916	—	—	4,916
Changes in assets and liabilities, net of the effects of acquisitions:
Receivables	(4,584)	(6,075)	1,412	(9,247)
Contract assets, net	(17,770)	34,772	(5,618)	11,384
Inventories	(2,120)	—	—	(2,120)
Contributions to unconsolidated construction joint ventures	(104,333)	—	—	(104,333)
Distributions from unconsolidated construction joint ventures	16,922	—	—	16,922
Other assets, net	21,598	21	—	21,619
Accounts payable	(26,732)	—	5,276	(21,456)
Accrued expenses and other current liabilities, net	(12,429)	—	(1,684)	(14,113)
Net cash provided by operating activities	$86,390	$—	$—	$86,390

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Consolidated Statement of Operations

Year Ended December 31, 2017	As Previously Reported	Investigation Adjustments	Other Adjustments	As Restated
Revenue
Transportation	$1,947,420	$(34,427)	$(987)	$1,912,006
Water	133,699	(726)	—	132,973
Specialty	615,818	—	4,801	620,619
Materials	292,776	—	—	292,776
Total revenue	2,989,713	(35,153)	3,814	2,958,374
Cost of revenue
Transportation	1,777,285	4,338	515	1,782,138
Water	121,429	—	—	121,429
Specialty	528,372	—	—	528,372
Materials	247,694	—	—	247,694
Total cost of revenue	2,674,780	4,338	515	2,679,633
Gross profit (loss)	314,933	(39,491)	3,299	278,741
Selling, general and administrative expenses	220,400	—	—	220,400
Gain on sales of property and equipment	(4,182)	—	—	(4,182)
Operating income (loss)	98,715	(39,491)	3,299	62,523
Other (income) expense
Interest income	(4,742)	—	—	(4,742)
Interest expense	10,800	—	—	10,800
Equity in income of affiliates, net	(7,107)	—	—	(7,107)
Other income, net	(4,699)	—	—	(4,699)
Total other income	(5,748)	—	—	(5,748)
Income (loss) before provision for (benefit from) income taxes	104,463	(39,491)	3,299	68,271
Provision for (benefit from) income taxes	28,662	(3,537)	689	25,814
Net income (loss)	75,801	(35,954)	2,610	42,457
Amount attributable to non-controlling interests	(6,703)	—	(1,638)	(8,341)
Net income (loss) attributable to Granite Construction Incorporated	$69,098	$(35,954)	$972	$34,116

Net income (loss) per share attributable to common shareholders
Basic	$1.74	$(0.90)	$0.02	$0.86
Diluted	$1.71	$(0.89)	$0.02	$0.84
Weighted average shares of common stock
Basic	39,795	39,795	39,795	39,795
Diluted	40,372	40,372	40,372	40,372

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Consolidated Statement of Cash Flows

Year Ended December 31, 2017	As Previously Reported	Investigation Adjustments	Other Adjustments	As Restated
Operating activities
Net income (loss)	$75,801	$(35,954)	$2,610	$42,457
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	66,345	—	—	66,345
Gain on sales of property and equipment, net	(4,182)	—	—	(4,182)
Change in deferred income taxes	(4,824)	954	1,131	(2,739)
Stock-based compensation	15,764	—	—	15,764
Equity in net loss from unconsolidated joint ventures	14,634	31,222	—	45,856
Net income from affiliates	(7,107)	—	—	(7,107)
Other non-cash adjustments	—	—	(939)	(939)
Changes in assets and liabilities:
Receivables	(60,272)	(4,492)	(986)	(65,750)
Costs and estimated earnings in excess of billings, net	(26,066)	8,270	(3,811)	(21,607)
Inventories	(7,252)	—	—	(7,252)
Contributions to unconsolidated construction joint ventures	(16,937)	—	—	(16,937)
Distributions from unconsolidated construction joint ventures	39,955	—	—	39,955
Other assets, net	12,272	—	1,314	13,586
Accounts payable	36,716	—	976	37,692
Accrued expenses and other current liabilities, net	11,348	—	(295)	11,053
Net cash provided by operating activities	$146,195	$—	$—	$146,195

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

3. Acquisitions

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

Layne operates as a wholly owned subsidiary of Granite Construction Incorporated and its results have been included in the Water and Mineral Services operating group in the Water, Specialty and Materials segments since the acquisition date. Layne’s customers are in both the public and private sector. We have accounted for this transaction in accordance with ASC Topic 805, Business Combinations (“ASC 805”).

Purchase Price Allocation

In accordance with ASC 805, the total purchase price and assumed liabilities were allocated to the net tangible and identifiable intangible assets based on their estimated fair values as of the acquisition date as presented in the table below (in thousands). There were no material measurement period adjustments during the year ended December 31, 2019. The amounts presented in the table below are considered final and no adjustments are expected in the future.

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

In addition, on  May 22, 2019, we acquired certain assets and equipment of Lametti & Sons, Inc. a Minnesota-based company with expertise in cured-in-place pipe rehabilitation and trenchless renewal for $6.2 million in cash.

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

The net amortization expense related to the acquired amortized intangible assets and liabilities for the year ended December 31, 2018 was $12.2 million and was included in cost of revenue and selling, general and administrative expenses in the consolidated statements of operations. All of the acquired intangible assets and liabilities are amortized on a straight-line basis except for backlog, favorable contracts and unfavorable contracts which are amortized as the associated projects progress, and customer relationships which will be amortized on a double declining basis.

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

	As Restated
Years Ended December 31,	2018	2017
Revenue	$3,499,606	$3,425,317
Net income (loss)	62,480	(40,002)
Net income (loss) attributable to Granite	51,526	(48,343)
Basic net income (loss) per share attributable to common shareholders	1.12	(1.06)
Diluted net income (loss) per share attributable to common shareholders	1.15	(1.06)

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

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

4. Revisions in Estimates

Our profit recognition related to construction contracts is based on estimates of transaction price and costs to complete each project. These estimates can vary significantly in the normal course of business as projects progress, circumstances develop and evolve, and uncertainties are resolved. Changes in estimates of transaction price and costs to complete  may result in the reversal of previously recognized revenue if the current estimate adversely differs from the previous estimate. When we experience significant changes in our estimates, we undergo a process that includes reviewing the nature of the changes to ensure that there are no material amounts that should have been recorded in a prior period rather than as revisions in estimates for the current period. For revisions in estimates, generally we use the cumulative catch-up method for changes to the transaction price that are part of a single performance obligation. Under this method, revisions in estimates are accounted for in their entirety in the period of change. As discussed in Note 1, provisions for losses are recognized in the consolidated statements of operations for the amount of total estimated losses in the period that evidence indicates that the estimated total cost of a project exceeds its estimated total revenue.

There can be no assurance that we will not experience further changes in circumstances or otherwise be required to revise our estimates in the future.

Other than those identified in connection with the Investigation Adjustments and Other Adjustments as discussed in Note 2, we did not identify any material amounts that should have been recorded in a prior period for the years ended December 31, 2019, 2018 and 2017.

In the normal course of business, we have revisions in estimates, including estimated costs some of which are associated with unresolved affirmative claims and back charges. The estimated or actual recovery related to these estimated costs may be recorded in future periods or may be at values below the associated cost, which can cause fluctuations in the gross profit impact from revisions in estimates.

There were no increases from revisions in estimates, which individually had an impact of $5.0 million or more on gross profit, for the periods presented.

The projects with decreases from revisions in estimates, which individually had an impact of $5.0 million or more on gross profit, are summarized as follows (dollars in millions except per share data):

		As Restated
Years Ended December 31,	2019	2018	2017
Number of projects with downward estimate changes	12	4	6
Range of reduction in gross profit from each project, net	$5.5 - 52.6	$6.4 - 49.6	$6.1 - 25.9
Decrease to project profitability	$214.1	$104.6	$83.4
Decreases to net (loss) income	$158.9	$77.7	$50.9
Decrease to diluted net (loss) income per share	$3.41	$1.76	$1.26

The decreases during the year ended December 31, 2019 were due to increased project completion costs, schedule delays, lower productivity than originally anticipated, performance of a significant amount of unresolved disputed work, an unfavorable court ruling on a designer back charge claim partially offset by an increase in estimated recovery from customer affirmative claims. The decreases during the years ended December 31, 2018 and 2017 were due to additional costs and lower productivity than originally anticipated as well as additional weather-related costs and a decrease in estimated recovery from customer affirmative claims.

All decreases were in our Transportation segment except for:

•

Water segment: decreases on three projects with a range of reduction on gross profit of $7.1 million to $7.9 million for a combined total decrease to project profitability of $22.5 million during the year ended December 31, 2019.

•	Specialty segment: decreases to project profitability of $9.0 million and $6.1 million on one project in each of the years ended December 31, 2019 and 2017, respectively.

The amounts attributable to non-controlling interests were $9.8 million and $2.1 million of the net decreases for the years ended December 31, 2019 and 2017, respectively. There were no amounts attributable to non-controlling interests for the year ended December 31, 2018.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

5. Disaggregation of Revenue

We disaggregate our revenue based on our reportable segments and operating groups as it is the format that is regularly reviewed by management. In alphabetical order, our reportable segments are: Transportation, Water, Specialty and Materials. Our operating groups are: (i) California; (ii) Federal; (iii) Heavy Civil; (iv) Midwest; (v) Northwest; and (vi) Water and Mineral Services. The following tables present our disaggregated revenue (in thousands):

Years Ended December 31,
2019	Transportation	Water	Specialty	Materials	Total
California	$581,074	$25,005	$187,556	$198,465	$992,100
Federal	688	1,171	83,844	—	85,703
Heavy Civil	671,923	13,215	2,206	—	687,344
Midwest	100,235	39	153,548	—	253,822
Northwest	538,229	5,964	211,094	140,621	895,908
Water and Mineral Services	—	423,336	89,289	18,104	530,729
Total	$1,892,149	$468,730	$727,537	$357,190	$3,445,606

2018 (As Restated)	Transportation	Water	Specialty	Materials	Total
California	$607,737	$52,757	$143,471	$213,673	$1,017,638
Federal	683	2,116	41,471	—	44,270
Heavy Civil	788,722	19,472	—	—	808,194
Midwest	84,523	1,930	222,565	—	309,018
Northwest	465,085	3,882	159,516	138,924	767,407
Water and Mineral Services	—	265,704	58,643	16,157	340,504
Total	$1,946,750	$345,861	$625,666	$368,754	$3,287,031

2017 (As Restated)	Transportation	Water	Specialty	Materials	Total
California	$470,996	$39,071	$160,572	$178,048	$848,687
Federal	31,406	1,884	5,196	—	38,486
Heavy Civil	738,576	22,427	—	—	761,003
Midwest	60,007	7,004	349,948	—	416,959
Northwest	611,021	623	104,793	114,728	831,165
Water and Mineral Services	—	61,964	110	—	62,074
Total	$1,912,006	$132,973	$620,619	$292,776	$2,958,374

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

6. Unearned Revenue

The following tables present our unearned revenue as of the respective periods (in thousands):

December 31, 2019	Transportation	Water	Specialty	Total
California	$525,641	$19,950	$100,019	$645,610
Federal	14,139	1,041	153,563	168,743
Heavy Civil	1,480,367	47,046	243,329	1,770,742
Midwest	230,889	152	135,680	366,721
Northwest	547,020	4,545	61,706	613,271
Water and Mineral Services	—	152,141	—	152,141
Total	$2,798,056	$224,875	$694,297	$3,717,228

December 31, 2018 (As Restated)	Transportation	Water	Specialty	Total
California	$313,099	$6,163	$62,998	$382,260
Federal	134	2,195	125,444	127,773
Heavy Civil	1,549,545	20,956	—	1,570,501
Midwest	78,042	211	205,203	283,456
Northwest	339,285	786	81,951	422,022
Water and Mineral Services	—	189,597	—	189,597
Total	$2,280,105	$219,908	$475,596	$2,975,609

7. Contract Assets and Liabilities

During the years ended December 31, 2019 and 2018, we recognized revenue of $125.4 million and $105.9 million, respectively, that was included in the contract liability balances at December 31, 2018 and January 1, 2018.

As a result of changes in contract transaction price related to performance obligations that were satisfied or partially satisfied prior to the end of the periods we recognized revenue of $152.9 million and $151.0 million during the years ended December 31, 2019 and 2018, respectively. The changes in contract transaction price were from items such as executed or estimated change orders and unresolved contract modifications and claims.

As of December 31, 2019 and 2018, the aggregate claim recovery estimates included in contract asset and liability balances were approximately $71.1 million and $45.4 million, respectively.

The components of the contract asset balances as of the respective dates were as follows (in thousands):

		As Restated
December 31,	2019	2018
Costs in excess of billings and estimated earnings	$100,761	$84,714
Contract retention	110,680	99,533
Total contract assets	$211,441	$184,247

Certain construction contracts include retention provisions that were included in contract assets as of December 31, 2019 and 2018 in our consolidated balance sheets. The balances billed but not paid by customers pursuant to these provisions generally become due upon completion and acceptance of the project work or products by the owners. As of December 31, 2019 and 2018, no contract retention receivable individually exceeded 10% of total net receivables at any of the presented dates. The majority of the contract retention balance is expected to be collected within one year.

The following table summarizes changes in the contract asset balance for the periods presented (in thousands):

Balance at December 31, 2018 (As Restated)	$184,247
Change in the measure of progress on projects, net	1,078,884
Revisions in estimates, net	(91,301)
Billings	(923,602)
Receipts related to contract retention	(36,787)
Balance at December 31, 2019	$211,441

Balance at January 1, 2018 (As Restated)	$153,606
Change in the measure of progress on projects, net	925,300
Acquired contract assets	45,353
Revisions in estimates, net	(53,472)
Billings	(823,408)
Receipts related to contract retention	(63,132)
Balance at December 31, 2018 (As Restated)	$184,247

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The components of the contract liability balances as of the respective dates were as follows (in thousands):

		As Restated
December 31,	2019	2018
Billings in excess of costs and estimated earnings, net of retention	$86,736	$101,478
Provisions for losses	9,001	7,533
Total contract liabilities	$95,737	$109,011

The following table summarizes changes in the contract liability balance for the periods presented (in thousands):

Balance at December 31, 2018 (As Restated)	$109,011
Change in the measure of progress on projects, net	(1,629,377)
Revisions in estimates, net	(13,910)
Billings	1,628,464
Change in provision for loss, net	1,549
Balance at December 31, 2019	$95,737

Balance at January 1, 2018 (As Restated)	$86,252
Change in the measure of progress on projects, net	(1,310,637)
Acquired contract liabilities	7,974
Revisions in estimates, net	(32,342)
Billings	1,351,220
Change in provision for loss, net	6,544
Balance at December 31, 2018 (As Restated)	$109,011

8. Receivables, net

Receivables include billed and unbilled amounts for services provided to clients for which we have an unconditional right to payment as of the end of the applicable period and do not bear interest. The following table presents major categories of receivables (in thousands):

		As Restated
December 31,	2019	2018
Contracts completed and in progress:
Billed	$299,633	$285,230
Unbilled	149,696	98,755
Total contracts completed and in progress	449,329	383,985
Material sales	42,936	45,286
Other	55,526	55,810
Total gross receivables	547,791	485,081
Less: allowance for doubtful accounts	374	328
Total net receivables	$547,417	$484,753

Included in other receivables at  December 31, 2019 and 2018 were items such as estimated recovery from back charge claims, notes receivable, fuel tax refunds and income tax refunds. No such receivables individually exceeded 10% of total net receivables at any of these dates.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

9. Fair Value Measurement

The following tables summarize significant assets and liabilities measured at fair value in the consolidated balance sheets on a recurring basis for each of the fair value levels (in thousands):

	Fair Value Measurement at Reporting Date Using
December 31, 2019	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$94,696	$—	$—	$94,696
Other noncurrent assets
Restricted cash	5,835	—	—	5,835
Total assets	$100,531	$—	$—	$100,531
Accrued and other current liabilities
Interest rate swap	$—	$4,603	$—	$4,603
Total liabilities	$—	$4,603	$—	$4,603

December 31, 2018
Cash equivalents
Money market funds	$84,613	$—	$—	$84,613
Other noncurrent assets
Restricted cash	5,825	—	—	5,825
Total assets	$90,438	$—	$—	$90,438
Accrued and other current liabilities
Interest rate swap	$—	$1,098	$—	$1,098
Total liabilities	$—	$1,098	$—	$1,098

Interest Rate Swaps

In connection with the Third Amended and Restated Credit Agreement (as discussed further in Note 15) we entered into two interest rate swaps designated as cash flow hedges with an effective date of May 2018. The two cash flow hedges had a combined initial notional amount of $150.0 million and mature in May 2023. The interest rate swaps are designed to convert the interest rate on the term loan from a variable interest rate of LIBOR plus an applicable margin to a fixed rate of 2.76% plus the same applicable margin. The interest rate swap is measured at fair value on the consolidated balance sheets using the income approach, which discounts the future net cash settlements expected under the derivative contracts to a present value. These valuations primarily utilize indirectly observable inputs, including contractual terms, interest rates and yield curves observable at commonly quoted intervals.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Other Assets and Liabilities

The carrying values and estimated fair values of our financial instruments that are not required to be recorded at fair value in the consolidated balance sheets were as follows (in thousands):

December 31,		2019		2018
	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Held-to-maturity marketable securities (1)	Level 1	$32,799	$32,792	$66,100	$65,290
Liabilities (including current maturities):
2019 Notes (1)	Level 3	$—	$—	$40,000	$40,484
Credit Agreement – term loan (2)	Level 3	138,750	139,042	146,250	147,141
Credit Agreement – revolving credit facility (2)	Level 3	25,000	25,043	197,000	197,889
2.75% Convertible Notes (2), (3)	Level 2	193,696	249,895	—	—

(1) All marketable securities were classified as held-to-maturity and consisted of U.S. Government and agency obligations as of  December 31, 2019 and 2018, and included corporate bonds as of December 31, 2018.

(2) The fair values of the 2019 Notes, Credit Agreement term loan and revolving credit facility are based on borrowing rates available to us for long-term loans with similar terms, average maturities, and credit risk. The fair value of the 2.75% Convertible Notes is based on the median price of the notes in an active market as of  December 31, 2019. See Note 15 for definitions of, and more information about, the 2019 Notes, Credit Agreement and 2.75% Convertible Notes.

(3) Excluded from carrying value is $36.3 million debt discount as of December 31, 2019 related to the 2.75% Convertible Notes (see Note 15).

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

At least annually, we measure certain nonfinancial assets and liabilities at fair value on a nonrecurring basis. As of December 31, 2019 and 2018, the nonfinancial assets and liabilities included our asset retirement and reclamation obligations, as well as assets and corresponding liabilities associated with performance guarantees. Fair value for the asset retirement and reclamation obligations were measured using Level 3 inputs and those associated with performance guarantees were measured using Level 2 inputs.

Asset retirement and reclamation obligations were initially measured using internal discounted cash flow calculations based upon our estimates of future retirement costs. To determine the fair value of the obligation, we estimate the cost for a third-party to perform the legally required reclamation including a reasonable profit margin. This cost is then increased for future estimated inflation based on the estimated years to complete and discounted to fair value using present value techniques with a credit-adjusted, risk-free rate. In estimating the settlement date, we evaluate the current facts and conditions to determine the most likely settlement date. We review reclamation obligations at least annually for a revision to the cost or a change in the estimated settlement date. Additionally, reclamation obligations are reviewed in the period that a triggering event occurs that would result in either a revision to the cost or a change in the estimated settlement date. See Note 12 for details of the asset retirement balances.

We estimate our liability for performance guarantees for our unconsolidated construction joint ventures and line item joint ventures using estimated partner bond rates, which are Level 2 inputs, and include them in accrued expenses and other current liabilities (see Note 14) with a corresponding increase in equity in construction joint ventures in the consolidated balance sheets. See Note 1 for further discussion on performance guarantees.

During the years ended December 31, 2019 and 2018 we had no material nonfinancial asset and liability fair value adjustments.

10. Construction Joint Ventures

We participate in various construction joint ventures. As discussed in Note 1, we have determined that certain of these joint ventures are consolidated because they are VIEs and we are the primary beneficiary. We continually evaluate whether there are changes in the status of the VIEs or changes to the primary beneficiary designation of the VIE. Based on our assessments during the years ended December 31, 2019, 2018 and 2017, we determined no change was required for existing joint ventures.

Due to the joint and several nature of the performance obligations under the related owner contracts, if any of the partners fail to perform, we and the remaining partners, if any, would be responsible for performance of the outstanding work (i.e., we provide a performance guarantee). At December 31, 2019, there was $2.6 billion of construction revenue to be recognized on unconsolidated and line item construction joint venture contracts of which $0.9 billion represented our share and the remaining $1.7 billion represented our partners’ share. We are not able to estimate amounts that may be required beyond the remaining cost of the work to be performed. These costs could be offset by billings to the customer or by proceeds from our partners’ corporate and/or other guarantees. See Note 14 for disclosure of the performance guarantee amounts recorded in the consolidated balance sheets and Note 1 for additional discussion regarding performance guarantees.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Consolidated Construction Joint Ventures

At  December 31, 2019, we were engaged in seven active CCJV projects with total contract values ranging from $0.7 million to $410.5 million and a combined total of $1.6 billion. Our share of revenue remaining to be recognized on these CCJVs was $521.6 million and ranged from $0.2 million to $210.5 million. Our proportionate share of the equity in these joint ventures was between 50% and 65%. During the years ended December 31, 2019, 2018 and 2017, total revenue from CCJVs was $261.2 million, $243.1 million and $190.3 million, respectively. During the year ended December 31, 2019, CCJVs used $13.1 million of operating cash flows and during the years ended  December 31, 2018 and 2017 CCJVs provided $85.6 million and $36.9 million of operating cash flows, respectively.

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

As of  December 31, 2019, we were engaged in nine active unconsolidated joint venture projects with total contract values ranging from $89.2 million to $3.8 billion and a combined total of $11.5 billion of which our share was $3.4 billion. Our proportionate share of the equity in these unconsolidated joint ventures ranged from 20% to 50%. As of December 31, 2019, our share of the revenue remaining to be recognized on these unconsolidated construction joint ventures was $749.4 million and ranged from $1.3 million to $207.5 million.

The following is summary financial information related to unconsolidated construction joint ventures (in thousands):

		As Restated
December 31,	2019	2018
Assets
Cash, cash equivalents and marketable securities	$179,049	$229,562
Other current assets (1)	972,840	814,586
Noncurrent assets	207,584	204,090
Less partners’ interest	904,565	822,215
Granite’s interest (1), (2)	454,908	426,023
Liabilities
Current liabilities	581,199	525,036
Less partners’ interest and adjustments (3)	243,202	267,056
Granite’s interest	337,997	257,980
Equity in construction joint ventures (4)	$116,911	$168,043

(1) Included in this balance and in accrued and other current liabilities on our consolidated balance sheets as of December 31, 2019 and 2018 was $81.9 million and $88.2 million, respectively, related to performance guarantees (see Note 14).

(2) Included in this balance as of December 31, 2019 and 2018 was $116.8 million and $92.4 million, respectively, related to Granite’s share of estimated cost recovery of customer affirmative claims. In addition, this balance included $15.9 million and $17.9 million related to Granite’s share of estimated recovery of back charge claims as of December 31, 2019 and 2018, respectively.

(3) Partners’ interest and adjustments includes amounts to reconcile total net assets as reported by our partners to Granite’s interest adjusted to reflect our accounting policies and estimates primarily related to contract forecast differences.

(4) Included in this balance and in accrued expenses and other current liabilities on the consolidated balance sheets were amounts related to deficits in unconsolidated construction joint ventures which includes provisions for losses that were $76.2 million and $63.3 million as of December 31, 2019 and 2018, respectively.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

		As Restated
Years Ended December 31,	2019	2018	2017
Revenue
Total	$1,471,157	$1,544,406	$2,057,336
Less partners’ interest and adjustments (1)	1,049,797	1,029,931	1,496,429
Granite’s interest	421,360	514,475	560,907
Cost of revenue
Total	1,900,524	1,787,501	1,995,915
Less partners’ interest and adjustments (1)	1,357,852	1,225,905	1,390,023
Granite’s interest	542,672	561,596	605,892
Granite’s interest in gross loss	$(121,312)	$(47,121)	$(44,985)

(1) Partners’ interest and adjustments includes amounts to reconcile total revenue and total cost of revenue as reported by our partners to Granite’s interest adjusted to reflect our accounting policies and estimates primarily related to contract forecast differences.

During the years ended December 31, 2019, 2018 and 2017, unconsolidated construction joint venture net (loss) income was $(422.5) million, $(240.3) million and $62.2 million, respectively, of which our share were net losses of $(120.6) million, $(44.6) million and $(45.9) million, respectively. The differences between our share of the joint venture net loss during the years ended December 31, 2019, 2018 and 2017 when compared to the joint venture net (loss) income primarily resulted from differences between our estimated total revenue and cost of revenue when compared to that of our partners’ on a range of three to five projects in each year. The differences are due to timing differences from varying accounting policies and in public company quarterly reporting requirements. These joint venture net income amounts exclude our corporate overhead required to manage the joint ventures and include taxes only to the extent the applicable states have joint venture level taxes.

Line Item Joint Ventures

As of  December 31, 2019, we had five active line item joint venture construction projects with a total contract value of $366.0 million of which our portion was $207.0 million. As of  December 31, 2019, our share of revenue remaining to be recognized on these line item joint ventures was $166.0 million. During the years ended December 31, 2019, 2018 and 2017, our portion of revenue from line item joint ventures was $40.0 million, $4.9 million and $22.9 million, respectively.

11. Investments in Affiliates

Our investments in affiliates balance is related to our investments in unconsolidated non-construction entities that we account for using the equity method of accounting, including investments in foreign affiliates, real estate entities and an asphalt terminal entity.

The foreign affiliates in which we are invested are engaged in mineral drilling services and the manufacture and supply of drilling equipment, parts and supplies in Latin America. The real estate entities were formed to accomplish specific real estate development projects in which our wholly owned subsidiary, Granite Land Company, participates with third-party partners. The asphalt terminal entity is a 50% interest in a limited liability company which owns and operates an asphalt terminal and operates an emulsion plant in Nevada.

We have determined that the real estate entities are not consolidated because although they are VIEs, we are not the primary beneficiary. We have determined that the foreign affiliates and the asphalt terminal entity are not consolidated because they are not VIEs and we do not hold the majority voting interest. As such, these entities are accounted for using the equity method.

Our investments in affiliates balance consists of equity method investments in the following types of entities (in thousands):

December 31,	2019	2018
Foreign	$55,335	$55,715
Real estate	17,229	19,676
Asphalt terminal	11,612	8,963
Total investments in affiliates	$84,176	$84,354

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table provides summarized balance sheet information for our affiliates accounted for under the equity method on a combined basis (in thousands):

December 31,	2019	2018
Current assets	$122,348	$141,930
Noncurrent assets	165,331	170,172
Total assets	287,679	312,102
Current liabilities	48,322	55,816
Long-term liabilities (1)	61,078	63,098
Total liabilities	109,400	118,914
Net assets	178,279	193,188
Granite’s share of net assets	$84,176	$84,354

(1) The balance primarily related to local bank debt for equipment purchases and working capital in our foreign affiliates and debt associated with our real estate investments.

Of the $287.7 million in total assets as of December 31, 2019, we had investments in thirteen foreign entities with total assets ranging from $0.2 million to $65.2 million, three real estate entities with total assets ranging from $8.2 million to $36.1 million and the asphalt terminal entity had total assets of $25.7 million. We have direct and indirect investments in the foreign entities and our percent ownership ranged from 25% to 50% as of December 31, 2019. The equity method investments in real estate affiliates included $13.6 million and $16.3 million in residential real estate in Texas as of December 31, 2019 and 2018, respectively. Our percent ownership in the real estate entities ranged from 18% to 47%. The remaining balances were in commercial real estate in Texas.

The following table provides summarized statement of operations information for our affiliates accounted for under the equity method on a combined basis (in thousands):

		As Restated
Years Ended December 31,	2019	2018	2017
Revenue	$261,425	$187,827	$56,372
Gross profit	57,393	51,061	23,007
Income before taxes	35,391	37,454	17,154
Net income	30,584	31,612	17,154
Granite’s interest in affiliates’ net income	11,454	6,935	7,107

Subsequent investment in affiliates impairment charges

During 2020, the entities within our investments in foreign affiliates experienced a change in business climate from a rise in operating costs, resulting in increased prices and decreased demand. The corresponding decline in future operating cash flows resulted in the investments fair value to fall below the associated carrying amounts, which was considered to be other than temporary. Therefore, we recorded a non-cash impairment charge of $9.6 million during the year ended December 31, 2020.

12. Property and Equipment, net

Balances of major classes of assets and total accumulated depreciation and depletion are included in property and equipment, net in the consolidated balance sheets as follows (in thousands):

December 31,	2019	2018
Equipment and vehicles	$947,687	$906,275
Quarry property	188,960	180,246
Land and land improvements	132,531	142,271
Buildings and leasehold improvements	122,316	108,884
Office furniture and equipment	67,991	65,680
Property and equipment	1,459,485	1,403,356
Less: accumulated depreciation and depletion	917,188	853,668
Property and equipment, net	$542,297	$549,688

Depreciation and depletion expense primarily included in cost of revenue in our consolidated statements of operations was $101.9 million, $96.4 million and $63.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.

As discussed in Note 1, we have asset retirement obligations, which are liabilities associated with our legally required obligations to reclaim owned and leased quarry property and related facilities. As of December 31, 2019 and 2018, $3.9 million and $4.4 million, respectively, of our asset retirement obligations were included in accrued expenses and other current liabilities and $17.9 million and $17.4 million, respectively, were included in other long-term liabilities in the consolidated balance sheets.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following is a reconciliation of these asset retirement obligations (in thousands):

Years Ended December 31,	2019	2018
Beginning balance	$21,792	$22,527
Revisions to estimates	899	17
Liabilities settled	(2,061)	(1,790)
Accretion	1,120	1,038
Ending balance	$21,750	$21,792

13. Intangible Assets

Indefinite-lived Intangible Assets

Indefinite-lived intangible assets primarily consist of goodwill. The following table presents the goodwill balance by reportable segment (in thousands):

December 31,	2019	2018
Transportation	$19,798	$19,798
Water	149,127	144,319
Specialty	40,866	40,866
Materials	54,488	54,488
Total goodwill	$264,279	$259,471

The changes in the goodwill balance in our Water segment as of December 31, 2019 when compared to  December 31, 2018 were primarily from acquired assets and equipment of Lametti & Sons, Inc, a Minnesota-based company with expertise in cured-in-place pipe rehabilitation and trenchless renewal.

Subsequent period goodwill impairment charges

During 2020, we performed two interim goodwill impairment tests due to an adverse change in the business climate, exasperated by economic disruption and market conditions associated with the COVID-19 pandemic, of our Midwest Group Specialty and Water and Mineral Services Group Water, Specialty and Materials reporting units. The goodwill impairment tests resulted in an impairment charge of an initial $14.8 million associated with our Water and Mineral Services Group Materials reporting unit during the three months ended March 31, 2020 and a subsequent additional $14.4 million with our Water and Mineral Services Group Material reporting unit and an initial $117.9 million with our Water and Mineral Services Group Water reporting unit, during the three months ended September 30, 2020. The goodwill impairment tests for the Midwest Group Specialty and Water and Mineral Services Group Specialty reporting units indicated that their estimated fair values exceeded their net book values (i.e., headroom) by nearly 15%; therefore, no impairment charge was recorded. Interim goodwill impairment tests were not performed on our remaining reporting units as there was no indication of a possible goodwill impairment. We completed our 2020 goodwill impairment tests and as a result no additional impairment charge was recorded.

Amortized Intangible Assets

The following is the breakdown of our amortized intangible assets that are included in other noncurrent assets in the consolidated balance sheets (in thousands):

		Accumulated
December 31, 2019	Gross Value	Amortization	Net Value
Assets
Customer relationships	$39,541	$(16,944)	$22,597
Permits	23,959	(12,484)	11,475
Backlog	10,201	(9,247)	954
Developed technologies	9,354	(3,752)	5,602
Trademarks/trade name	8,993	(3,667)	5,326
Favorable contracts, covenants not to compete and other	5,898	(4,795)	1,103
Intangible assets	97,946	(50,889)	47,057
Liabilities
Unfavorable contracts and leases	$6,773	$(6,339)	$434
Intangible liabilities	6,773	(6,339)	434
Total net amortized intangible assets	$91,173	$(44,550)	$46,623
		Accumulated
December 31, 2018	Gross Value	Amortization	Net Value
Assets
Customer relationships	$38,137	$(7,640)	$30,497
Permits	25,959	(13,494)	12,465
Backlog	9,713	(5,795)	3,918
Developed technologies	9,233	(1,384)	7,849
Trademarks/trade name	9,075	(1,381)	7,694
Favorable contracts, covenants not to compete and other	5,781	(2,489)	3,292
Intangible assets	97,898	(32,183)	65,715
Liabilities
Unfavorable contracts and leases	$7,000	$(4,726)	$2,274
Intangible liabilities	7,000	(4,726)	2,274
Total net amortized intangible assets	$90,898	$(27,457)	$63,441

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The net amortization expense related to amortized intangible assets for the years ended December 31, 2019, 2018 and 2017 was $18.9 million, $15.2 million and $1.7 million, respectively, and was primarily included in cost of revenue and selling, general and administrative expenses in the consolidated statements of operations. Amortization expense based on the amortized intangible assets balance at December 31, 2019 is expected to be recorded in the future as follows: $13.5 million in 2020; $10.3 million in 2021; $6.4 million in 2022; $4.4 million in 2023; $4.1 million in 2024; and $7.9 million thereafter.

14. Accrued Expenses and Other Current Liabilities (in thousands):

		As Restated
December 31,	2019	2018
Accrued insurance	$54,790	$58,519
Deficits in unconsolidated construction joint ventures (see Note 10)	76,199	63,323
Payroll and related employee benefits	70,239	78,691
Performance guarantees (see Note 1)	81,929	88,213
Other	54,143	35,637
Total	$337,300	$324,383

Other includes dividends payable, accrued legal reserves, warranty reserves, asset retirement obligations, remediation reserves and other miscellaneous accruals, none of which are greater than 5% of total current liabilities.

15. Long-Term Debt (in thousands):

December 31,	2019	2018
2.75% Convertible Notes	$193,696	$—
Credit Agreement - term loan	138,750	146,250
Credit Agreement - revolving credit facility	25,000	197,000
2019 Notes	—	40,000
Debt issuance cost and other	6,906	(845)
Total debt	364,352	382,405
Less current maturities	8,244	47,286
Total long-term debt	$356,108	$335,119

The aggregate minimum principal maturities of long-term debt related to balances at December 31, 2019 excluding debt issuance costs, including current maturities and the $36.3 million unamortized debt discount related to the 2.75% Convertible Notes are as follows: $8.4 million in 2020; $8.5 million in 2021; $8.5 million in 2022; $142.3 million in 2023; $231.1 million in 2024; and $7.9 million in 2025 and thereafter.

2019 Notes

As of December 31,  2018, senior notes payable in the amount of $40.0 million were due to a group of institutional holders and had an interest rate of 6.11% per annum ( “2019 N otes”). As of December 31,   2018 , all of the $40.0 million was included in current maturities of long-term debt on the consolidated balance sheets. On  July 29, 2019, we called and redeemed the $40.0 million outstanding balance which was originally due in  December 2019.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Credit Agreement

Granite entered into the Third Amended and Restated Credit Agreement dated May 31, 2018 which provides for, among other things, (i) a $150.0 million term loan (all of which was drawn on May 31, 2018) and a $350.0 million revolving credit facility; (ii) an increase to the revolving credit facility and/or term loan at the option of the Company, in an aggregate maximum amount up to $200.0 million subject to the lenders providing the additional commitments; (iii) a maturity date of May 31, 2023 (the “Maturity Date”); and (iv) the elimination of the stipulation to have a $150.0 million minimum cash balance before and after a dividend payment. There is an aggregate sublimit for letters of credit of $100.0 million and customary affirmative, restrictive and financial covenants.

On July 29, 2019, we entered into Amendment No.1 to the Third Amended and Restated Credit Agreement which, among other things, amended the definition of Consolidated EBITDA which is used in the Consolidated Leverage Ratio financial covenant calculation.

October 30, 2019, we entered into Amendment No. 2 to the Third Amended and Restated Credit Agreement which, among other things, permitted the Company to issue the 2.75% Convertible Notes (as defined below), enter into the Hedge Option (as defined below) and execute the related warrant transaction.

On March 26, 2020, we entered into Amendment No. 3 to the Third Amended and Restated Credit Agreement, which among other things, (i) reduced the revolving credit facility from $350.0 million to $275.0 million; (ii) amended the definition of Applicable Rate from 2.00% to 3.00% for loans bearing interest based on LIBOR; (iii) amended the definition of Consolidated EBITDA which is used in Consolidated Leverage Ratio financial covenant calculation; (iv) modified certain financial covenants to allow for investments in certain large projects during the four fiscal quarters during 2020; and (v) provided the Company additional time to deliver its annual and quarterly financial statements.

On June 19, 2020, we entered into Amendment No. 4 to the Third Amended and Restated Credit Agreement, which, among other things, provided the Company additional time to deliver its annual and quarterly financial statements.

On November 12, 2020, we entered into Amendment No. 5 to the Third Amended and Restated Credit Agreement, which, among other things, provided the Company additional time to deliver its annual and quarterly financial statements.

On February 19, 2021, we entered into the Limited Waiver and Amendment No. 6 to the Third Amended and Restated Credit Agreement which waives any defaults or events of defaults that may have arisen in connection with the Company’s Restatement during the periods covered by the Restatement, the failure to comply with a financial covenant and any right of the lenders to collect interest at the default rate with respect to the waived defaults and events of default.

We refer to Third Amended and Restated Credit Agreement dated  May 31, 2018 and all subsequent amendments listed above as “Credit Agreement.”

The Credit Agreement consists of a term loan and a revolving credit facility.

The term loan requires that Granite repay 1.25% of the principal balance each quarter until the Maturity Date, at which point the remaining balance is due. As of both  December 31, 2019 and 2018, $7.5 million of the term loan balance was included in current maturities of long-term debt on the consolidated balance sheets and the remaining $131.3 million and $138.8 million, respectively, was included in long-term debt.

As of December 31, 2019, the total unused availability under the Credit Agreement was $293.1 million resulting from $31.9 million in issued and outstanding letters of credit and $25.0 million in draws made on the revolving credit facility. The letters of credit expired between June and  November 2020 and were subsequently renewed to expire between June 2021 and December 2024. As of  December 31, 2018, $197.0 million was outstanding under the revolving credit facility, which funded the payment related to the 8.0% Convertible Notes (see below), the 2018 installment of the 2019 Notes and the Layne and LiquiForce acquisitions.

Borrowings under the Credit Agreement bear interest at LIBOR or a base rate (at our option), plus an applicable margin based on the Consolidated Leverage Ratio (as defined in the Credit Agreement) calculated quarterly. LIBOR varies based on the applicable loan term, market conditions and other external factors. The applicable margin was 2.00% for loans bearing interest based on LIBOR and 1.00% for loans bearing interest at the base rate at December 31, 2019. Accordingly, the effective interest rate at  December 31, 2019 using three-month LIBOR and the base rate was 3.91% and 5.75%, respectively, and we elected to use LIBOR for both the term loan and the revolving credit facility.

Convertible Notes

2.75% Convertible Notes

In November 2019, we issued an aggregate principal amount of $230.0 million of convertible senior notes (the “2.75% Convertible Notes”) at an interest rate of 2.75% per annum payable semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2020 maturing on November 1, 2024, unless earlier converted, redeemed or repurchased. The 2.75% Convertible Notes will be convertible at the option of the holders prior to May 1, 2024 only during certain periods and upon the occurrence of certain events. Thereafter, the 2.75% Convertible Notes will be convertible at the option of the holders at any time until October 30, 2024.

The initial conversion rate applicable to the 2.75% Convertible Notes is 31.7776 shares of Granite common stock per $1,000 principal amount of 2.75% Convertible Notes, which is equivalent to an initial conversion price of approximately $31.47 per share of Granite common stock. Upon conversion, we will pay or deliver shares of Granite common stock or a combination of cash and shares of Granite common stock, at our election. In addition, upon the occurrence of a “make-whole fundamental change” as defined in the indenture governing the 2.75% Convertible Notes, (the “Indenture”) or if we deliver a notice of redemption, we will, in certain circumstances, increase the conversion rate for a holder that elects to convert its 2.75% Convertible Notes in connection with such a make-whole fundamental change or notice of redemption.

On or after November 7, 2022, we have the option to redeem for cash all or any portion of the 2.75% Convertible Notes if the last reported sale price of our common stock is equal to or greater than 130% of the conversion price for a specified period of time. Upon the occurrence of a “fundamental change” as defined in the Indenture, holders may require us to repurchase for cash all or any portion of their 2.75% Convertible Notes at a price equal to 100% of the principal amount plus any accrued and unpaid interest. In addition, as described in the Indenture, certain events of default including, but not limited to, bankruptcy, insolvency or reorganization, may result in the 2.75% Convertible Notes becoming due and payable immediately.

The cash received from the issuance of the 2.75% Convertible Notes was separated into a $192.6 million liability component and a $27.9 million (net of $9.5 million in taxes) equity component on the consolidated balance sheets at the time of issuance based on the fair value of a similar liability that does not have an associated convertible feature. The difference between the principal amount and the $192.6 million (“debt discount”) will be recorded to interest expense using an effective interest rate of 6.62% over the expected life of the 2.75% Convertible Notes. As of December 31, 2019, the carrying amount of the liability component was $193.7 million. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

On October 29, 2019, in connection with the offering of our 2.75% Convertible Notes, we entered into a purchased equity derivative instrument for $27.9 million (net of $9.5 million in taxes) to offset the potential common share dilution of any shares above $31.47 (“Hedge Option”) and sold warrants for $11.2 million to reduce the cost of the Hedge Option with potential common share dilution above $53.44 to offset the cost to the Company of the Hedge Option. The net costs incurred in connection with the Hedge Option and warrants were recorded as an increase to additional paid-in capital on our consolidated balance sheets. Issuance costs related to the 2.75% Convertible Notes are comprised of $37.4 million in debt discounts upon original issuance and $6.4 million in third party offering costs. During 2019 we recorded $1.1 million in amortization related to the debt discount to interest expense in our consolidated statement of operations. As of December 31, 2019, $5.4 million and $1.0 million of the third party offering costs were included in the liability and equity components, respectively, and during the year ended December 31, 2019 the associated amortization expense was immaterial and was included in other (income) expense in our consolidated statement of operations.

4.25% Convertible Notes

During 2018, in connection with our acquisition of Layne, we assumed fair value of $69.9 million of convertible notes that had an interest rate of 4.25% per annum, payable semi-annually in arrears on May 15 and November 15 (“4.25% Convertible Notes”). The 4.25% Convertible Notes had a maturity date of November 15, 2018, unless earlier repurchased, redeemed or converted and were convertible at the option of the holders until the close of business on November 14, 2018. Prior to maturity, $0.5 million par value of the convertible notes were converted and cash settled for $0.3 million consistent with the irrevocable cash settlement election invoked by Layne on May 14, 2018. The $69.0 million remaining par value was redeemed at par plus $1.5 million of accrued interest on November 15, 2018.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

8.0% Convertible Notes

Also in connection with our acquisition of Layne, we assumed convertible notes with a fair value of $121.6 million that had an interest rate of 8.0% per annum, payable semi-annually on May 1 and November 1 (“8.0% Convertible Notes”).  As of December 31, 2018, $30.7 million associated with the conversion feature of the 8.0% Convertible Notes was included in additional paid-in capital on the consolidated balance sheets. The 8.0% Convertible Notes had a maturity date of August 15, 2018 (the “8.0% Maturity Date”). During the year ended December 31, 2018, $52.0 million of convertible notes were converted to 1.2 million shares of Granite common stock at the election of the note holders. The remaining $38.9 million of convertible notes, as well as $0.9 million of accrued interest as of the 8.0% Maturity Date, were redeemed in cash.

Real Estate Indebtedness

Our unconsolidated investments in real estate entities are subject to mortgage indebtedness. This indebtedness is non-recourse to Granite, but is recourse to the real estate entity. The terms of this indebtedness are typically renegotiated to reflect the evolving nature of the real estate project as it progresses through acquisition, entitlement and development. Modification of these terms may include changes in loan-to-value ratios requiring the real estate entity to repay portions of the debt. Our unconsolidated investments in our foreign affiliates are subject to local bank debt primarily for equipment purchases and working capital. This debt is non-recourse to Granite, but it is recourse to the affiliates. The debt associated with our unconsolidated non-construction entities is disclosed in Note 11.

Covenants and Events of Default

Our Credit Agreement requires us to comply with various affirmative, restrictive and financial covenants, including the financial covenants described below. Our failure to comply with these covenants would constitute an event of default under the Credit Agreement. Additionally, our failure to pay principal, interest or other amounts when due or within the relevant grace period on our 2.75% Convertible Notes or our Credit Agreement would constitute an event of default under the indenture governing our 2.75% Convertible Notes or the Credit Agreement. A default under our Credit Agreement could result in (i) us no longer being entitled to borrow under such facility; (ii) termination of such facility; (iii) the requirement that any letters of credit under such facility be cash collateralized; (iv) acceleration of amounts owed under the Credit Agreement; and/or (v) foreclosure on any lien securing the obligations under such facility. A default under the indenture governing our 2.75% Convertible Notes could result in acceleration of the maturity of the notes.

The most significant financial covenants under the terms of our Credit Agreement require the maintenance of a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio. As of December 31, 2019, the Consolidated Leverage Ratio was 1.72, which did not exceed the maximum of 3.25. Our Consolidated Interest Coverage Ratio was 10.95, which exceeded the minimum of 4.00. To accommodate the delays in filing our financial statements, we entered into amendments with our lenders to extend the deadline for filing the 2019 10-K and all of our 2020 Quarterly Reports on Form 10-Qs to February 28, 2021.

16. Leases

We have leases for office and shop space, as well as for equipment primarily utilized in our construction projects. As of  December 31, 2019, our lease contracts were classified as operating leases and had terms ranging from month-to-month to 23 years. As of  December 31, 2019, ROU assets and long term lease liabilities were separately presented and short-term lease liabilities of $17.0 million were included in accrued expenses and other current liabilities on our consolidated balance sheets. As of  December 31, 2019, we had no lease contracts that had not yet commenced but created significant rights and obligations. Lease expense was $18.9 million for the year ended  December 31, 2019.

As of  December 31, 2019, our weighted-average remaining lease term was 5.8 years and the weighted-average discount rate was 3.97%.

As of  December 31, 2019, the lease liability is equal to the present value of the remaining lease payments, discounted using the incremental borrowing rate on our secured debt, using one maturity discount rate that is updated quarterly, as it is not materially different than the discount rates applied to each of the leases in the portfolio.

The following table summarizes our undiscounted lease liabilities outstanding as of  December 31, 2019 (in thousands):

2020	$19,723
2021	18,479
2022	16,291
2023	11,113
2024	6,293
2025 through 2035	13,434
Total future minimum lease payments	85,333
Less: imputed interest	(9,628)
Total	$75,705

Royalties

Excluded from the table above are minimum royalty requirements under all contracts, primarily quarry property, in effect at December 31, 2019 which are as follows: $2.1 million in 2020; $1.5 million in 2021; $1.2 million in 2022; $0.9 million in 2023; $0.8 million in 2024; and $3.0 million thereafter.

Prior to the adoption of ASC Topic 842, our minimum rental commitments and minimum royalty requirements under all noncancellable operating leases were approximately $83.5 billion at December 31, 2018 and were payable as follows: $20.2 million in 2019, $17.8 million in 2020, $15.9 million in 2021, $13.3 million in 2022, $7.7 million in 2023 and $8.7 million thereafter.

17. Employee Benefit Plans

Profit Sharing and 401(k) Plan: The Profit Sharing and 401(k) Plan (the “401(k) Plan”) is a defined contribution plan covering all employees except employees covered by collective bargaining agreements and certain employees of our CCJVs. Each employee’s combined pre-tax 401(k) and post-tax (Roth) contributions cannot exceed 50% of their eligible pay or Internal Revenue Code annual contribution limits. Our 401(k) matching contributions can be up to 6% of an employee’s gross pay at the discretion of the Board of Directors. Our 401(k) matching contributions to the 401(k) Plan for the years ended December 31, 2019, 2018 and 2017 were $16.4 million, $13.4 million and $12.1 million, respectively. Profit sharing contributions from the Company may be made to the 401(k) Plan in an amount determined by the Board of Directors. We made no profit sharing contributions during the years ended December 31, 2019, 2018 and 2017.

Non-Qualified Deferred Compensation Plan: We offer a Non-Qualified Deferred Compensation Plan (“NQDC Plan”) to a select group of our highly compensated employees and non-employee directors. The NQDC Plan provides participants the opportunity to defer payment of certain compensation as defined in the NQDC Plan. In October 2008, a Rabbi Trust was established to fund our NQDC Plan obligation and was fully funded as of December 31, 2019. The assets held by the Rabbi Trust at December 31, 2019 and 2018 are substantially in the form of Company-owned life insurance and are included in other noncurrent assets in the consolidated balance sheets. As of December 31, 2019, there were 63 active participants in the NQDC Plan. NQDC Plan obligations were $26.6 million and $25.2 million as of December 31, 2019 and 2018, respectively, and were primarily included in other long-term liabilities on the consolidated balance sheets. In addition, with the acquisition of Layne we assumed liabilities related to supplemental retirement benefits of approximately $5.0 million that was included in other long-term liabilities on the consolidated balance sheets as of both  December 31, 2019 and 2018.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Multi-employer Pension Plans: As of December 31, 2019, five of our wholly-owned subsidiaries, Granite Construction Company, Granite Construction Northeast, Inc., Granite Industrial, Inc., Granite Inliner, LLC, and Layne Christensen Company contribute to various multi-employer pension plans on behalf of union employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

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

The following table presents our participation in these plans (dollars in thousands):

		Pension Protection Act (“PPA”) Certified Zone Status (1)			Contributions
Pension Trust Fund	Pension Plan Employer Identification Number	2019	2018	FIP / RP Status Pending / Implemented (2)	2019	2018	2017	Surcharge Imposed	Expiration Date of Collective Bargaining Agreement (3)
Locals 302 and 612 IUOE-Employers Construction Industry Retirement Plan	91-6028571	Green	Green	No	$5,479	$4,726	$3,646	No	5/31/2021 5/31/2022 3/31/2023
Pension Trust Fund for Operating Engineers Pension Plan	94-6090764	Yellow	Yellow	Yes	10,569	11,363	10,431	No	5/15/2020 6/15/2020 6/30/2020 9/30/2020 1/31/2021 6/20/2021 10/31/2021 6/30/2022
All other funds (48 as of December 31, 2019)					28,981	27,822	22,707
			Total Contributions:		$45,029	$43,911	$36,784

(1) The most recent PPA zone status available in 2019 and 2018 is for the plan’s year-end during 2018 and 2017, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the orange zone are less than 80 percent funded and have an Accumulated Funding Deficiency in the current year or projected into the next six years, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.

(2) The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented.

(3) Lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject. Pension trust funds with a range of expiration dates have various collective bargaining agreements. Expired collective bargaining agreements are under negotiation.

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

18. Shareholders’ Equity

Stock-based Compensation: The 2012 Equity Incentive Plan provides for the issuance of restricted stock, RSUs and stock options to eligible employees and to members of our Board of Directors. A total of 1,224,380 shares of our common stock have been reserved for issuance of which 838,819 remained available as of December 31, 2019. No stock options or restricted stock were granted during the years ended December 31, 2019, 2018 and 2017. There were no stock options or restricted stock outstanding as of December 31, 2019.

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

A summary of the changes in our RSUs during the years ended  December 31, 2019, 2018 and 2017 is as follows (shares in thousands):

Years Ended December 31,	2019		2018		2017
	RSUs	Weighted-Average Grant-Date Fair Value per RSU	RSUs	Weighted-Average Grant-Date Fair Value per RSU	RSUs	Weighted-Average Grant-Date Fair Value per RSU
Outstanding, beginning balance	443	$47.65	524	$41.51	681	$39.15
Granted	241	43.12	271	59.44	259	51.31
Vested	(263)	48.63	(315)	48.97	(372)	43.89
Forfeited	(34)	50.65	(37)	49.17	(44)	43.51
Outstanding, ending balance	387	$43.99	443	$47.65	524	$41.51

Compensation cost related to RSUs was $10.2 million ($7.5 million net of statutory tax rate), $14.8 million ($11.0 million net of statutory tax rate), and $15.8 million ($9.6 million net of statutory tax rate) for the years ended  December 31, 2019, 2018 and 2017, respectively. The grant date fair value of RSUs vested during the years ended  December 31, 2019, 2018 and 2017 was $12.7 million, $15.4 million and $16.7 million, respectively. As of December 31, 2019, there was $7.3 million of unrecognized compensation cost related to RSUs which will be recognized over a remaining weighted-average period of 1.3 years.

401(k) Plan: As of December 31, 2019, the 401(k) Plan owned 1,233,969 shares of our common stock. Dividends on shares held by the 401(k) Plan are charged to retained earnings and all shares held by the 401(k) Plan are treated as outstanding in computing our earnings per share.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Share Purchase Program: As announced on April 29, 2016, on April 7, 2016, the Board of Directors authorized us to repurchase up to $200.0 million of our common stock at management’s discretion. As part of this authorization we have established a plan to facilitate common stock repurchases. During 2019, we purchased approximately 100,000 shares at an average price of $29.10 per share for $2.9 million. In addition, we purchased approximately 1.26 million shares at an average price of $23.75 per share for $29.9 million in connection with the issuance of our 2.75% Convertible Notes. As of December 31, 2019, $157.2 million of the authorization remained available. The specific timing and amount of any future repurchases will vary based on market conditions, securities law limitations and other factors.

19. Weighted Average Shares Outstanding and Net (Loss) Income Per Share

The following table presents a reconciliation of the weighted average shares outstanding used in calculating basic and diluted net (loss) income per share as well as the calculation of basic and diluted net (loss) income per share (in thousands except per share amounts):

		As Restated
Years Ended December 31,	2019	2018	2017
Numerator (basic and diluted)
Net (loss) income allocated to common shareholders for basic calculation	$(60,191)	$582	$34,116
Denominator
Weighted average common shares outstanding, basic	46,559	43,564	39,795
Dilutive effect of RSUs and convertible notes (1), (2)	—	461	577
Weighted average common shares outstanding, diluted	46,559	44,025	40,372
Net (loss) income per share, basic	$(1.29)	$0.01	$0.86
Net (loss) income per share, diluted	$(1.29)	$0.01	$0.84

(1) Due to the net loss for the year ended December 31, 2019, RSUs representing approximately 388,000 shares have been excluded from the number of shares used in calculating diluted net loss per share, as their inclusion would be antidilutive.

(2) As our average stock price since the issuance date of the 2.75% Convertible Notes was below $31.47 per share, the number of shares used in calculating diluted net loss per share for the year ended December 31, 2019 did not include potential dilution form the 2.75% Convertible Notes converting into shares of common stock (See Note 15 for further details).

20. Income Taxes

Following is a summary of the (loss) income before (benefit from) provision for income taxes (in thousands):

		As Restated
Years Ended December 31,	2019	2018	2017
Domestic	$(72,765)	$14,243	$68,058
Foreign	(4,313)	(5,915)	213
Total (loss) income before (benefit from) provision for income taxes	$(77,078)	$8,328	$68,271

Following is a summary of the (benefit from) provision for income taxes (in thousands):

		As Restated
Years Ended December 31,	2019	2018	2017
Federal:
Current	$(5,862)	$(15,970)	$23,677
Deferred	(17,731)	12,037	(938)
Total federal	(23,593)	(3,933)	22,739
State:
Current	700	10	4,800
Deferred	(3,456)	644	(1,699)
Total state	(2,756)	654	3,101
Foreign:
Current	7,340	606	(12)
Deferred	(1,367)	(535)	(14)
Total foreign	5,973	71	(26)
Total (benefit from) provision for income taxes	$(20,376)	$(3,208)	$25,814

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Following is a reconciliation of our (benefit from) provision for income taxes based on the Federal statutory tax rate to our effective tax rate (dollars in thousands):

			As Restated
Years Ended December 31,	2019		2018		2017
Federal statutory tax	$(16,186)	21.0%	$1,749	21.0%	$23,881	35.0%
State taxes, net of federal tax benefit	(2,905)	3.8	1,163	14.0	2,653	3.9
Foreign Taxes	—	—	(182)	(2.2)	—	—
Percentage depletion deduction	(932)	1.2	(951)	(11.4)	(1,368)	(2.0)
Domestic production activities deduction	—	—	—	—	(2,344)	(3.4)
Non-controlling interests	(733)	1.0	(2,289)	(27.5)	(2,919)	(4.3)
Nondeductible expenses	2,171	(2.8)	4,842	58.2	1,128	1.7
Company-owned life insurance	(870)	1.1	410	4.9	(1,545)	(2.3)
Stock-based Compensation	—	—	(815)	(9.8)	—	—
Changes in uncertain tax positions	(912)	1.2	(772)	(9.3)	—	—
Capital loss expiration	—	—	8,423	101.2	—	—
Valuation allowance	1,727	(2.2)	(6,795)	(81.6)	—	—
Purchase Price Accounting	(1,308)	1.7	—	—	—	—
Tax Cuts and Jobs Act of 2017	—	—	(7,980)	(95.8)	7,431	10.9
Other	(428)	0.4	(11)	(0.2)	(1,103)	(1.7)
Total	$(20,376)	26.4%	$(3,208)	(38.5)%	$25,814	37.8%

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Following is a summary of the deferred tax assets and liabilities (in thousands):

		As Restated
December 31,	2019	2018
Long-term deferred tax assets:
Receivables	$2,776	$2,726
Insurance	11,340	11,085
Deferred compensation	10,498	10,443
Accrued compensation	2,574	3,803
Other accrued liabilities	1,084	1,905
Contract income recognition	21,402	6,299
Net operating loss carryforwards	72,842	67,984
Valuation allowance	(30,889)	(31,909)
Other	4,453	3,655
Total long-term deferred tax assets	96,080	75,991
Long-term deferred tax liabilities:
Property and equipment	49,676	50,009
Total long-term deferred tax liabilities	49,676	50,009
Net long-term deferred tax assets	$46,404	$25,982

The following is a summary of the net operating loss carryforwards at December 31, 2019 (in thousands):

	Expiration	Gross Carryforward	Tax Effected Carryforward
Federal net operating loss carryforwards	2032-2036	$78,584	$16,502
Federal net operating loss carryforwards	N/A	112,128	23,547
State net operating loss carryforwards	2020-2039	256,445	13,283
Foreign tax loss carryforwards	2020-2039	63,161	19,510
Total net operating loss carryforwards at December 31, 2019			$72,842

The federal, state and foreign net operating loss carryforwards above included unrecognized tax benefits taken in prior years and the net operating loss carryforward deferred tax asset is presented net of these unrecognized tax benefits in accordance with ASC 740. The federal and state net operating loss acquired during the Layne acquisition are subject to Internal Revenue Code Section 382 limitations and may be limited in future periods and a portion may expire unused. As we expect to use the federal net operating loss carryforwards prior to expiration we believe that is more likely than not that these deferred tax assets will be realized and no valuation allowance was deemed necessary. We have provided a valuation allowance on the net operating loss deferred tax asset or the net deferred tax assets for certain foreign, state and local jurisdictions because we do not believe it is more likely than not that they will be realized.

The following is a summary of the change in valuation allowance (in thousands):

		As Restated
December 31,	2019	2018
Beginning balance	$31,909	$2,567
(Deductions) additions due to acquisitions	(716)	36,410
(Deductions) additions, net	(304)	(7,068)
Ending balance	$30,889	$31,909

Deductions to the valuation allowance are insignificant for the year ended December 31, 2019.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

We intend to indefinitely reinvest certain earnings of our foreign subsidiaries and affiliates. There are generally no federal income taxes on dividends from foreign subsidiaries therefore we would only be subject to other taxes, such as withholding and local taxes, upon distribution of these earnings. Of the $40.4 million of accumulated undistributed earnings that we consider indefinitely reinvested as of December 31, 2019, it is not practicable to determine the amount of taxes that would be payable upon remittance of these earnings. Deferred foreign withholding taxes have been provided on undistributed earnings of certain foreign subsidiaries and foreign affiliates where the earnings are not considered to be invested indefinitely.

Uncertain tax positions: We file income tax returns in the U.S. and various state and local jurisdictions. We are currently under examination by various state taxing authorities for various tax years. We do not anticipate that any of these audits will result in a material change in our financial position. We are no longer subject to U.S. federal examinations by tax authorities for years before 2013. With few exceptions, as of December 31, 2019, we are no longer subject to state examinations by taxing authorities for years before 2012.

We file income tax returns in foreign jurisdictions where we operate. The returns are subject to examination which may be ongoing at any point in time and tax liabilities are recorded based on estimates of additional taxes which will be due upon settlement of those examinations. The tax years subject to examination by foreign tax authorities vary by jurisdiction, but generally we are no longer subject to examinations by taxing authorities for years before 2014.

We had approximately $27.3 million and $22.4 million of total gross unrecognized tax benefits as of December 31, 2019 and 2018, respectively. There were approximately $10.1 million and $11.0 million of unrecognized tax benefits that would affect the effective tax rate in any future period at December 31, 2019 and 2018, respectively. It is reasonably possible that our unrecognized tax benefit could decrease by approximately $5.4 million in 2020, of which $3.2 million would impact our effective tax rate in 2020. The decrease relates to anticipated statute expirations and anticipated resolution of outstanding unrecognized tax benefits.

The following is a tabular reconciliation of unrecognized tax benefits (in thousands) the balance of which is included in other long-term liabilities and accrued expenses and other current liabilities in the consolidated balance sheets:

December 31,	2019	2018	2017
Beginning balance	$22,383	$3,171	$3,262
Gross increases - acquisitions	5,812	20,153	—
Gross increases – current period tax positions	—	36	—
Gross decreases – current period tax positions	—	(3)	(73)
Gross increases – prior period tax positions	157	2	1
Gross decreases – prior period tax positions	(8)	(195)	(6)
Settlements with taxing authorities/lapse of statute of limitations	(1,041)	(781)	(13)
Ending balance	$27,303	$22,383	$3,171

We record interest on uncertain tax positions in interest expense and penalties in other income, net in our consolidated statements of operations. During the years ended December 31, 2019, 2018 and 2017, we recognized approximately $0.6 million interest and penalty expense, $1.1 million interest and penalty income and $0.2 million interest expense, respectively.

Approximately $8.8 million and $8.3 million of accrued interest and penalties related to our uncertain tax position liability was included in other long-term liabilities and accrued expenses and other current liabilities in our consolidated balance sheets at December 31, 2019 and 2018, respectively.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

21. Contingencies - Legal Proceedings

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

Liabilities relating to legal proceedings and government inquiries, to the extent that we have concluded such liabilities are probable and the amounts of such liabilities are reasonably estimable, are recorded in the consolidated balance sheets. The aggregate liabilities recorded as of December 31, 2019 and 2018 related to these matters were immaterial. The aggregate range of possible loss related to (i) matters considered reasonably possible, and (ii) reasonably possible amounts in excess of accrued losses recorded for probable loss contingencies, including those related to liquidated damages, could have a material impact on our consolidated financial statements if they become probable and the reasonably estimable amount is determined.

On  August 13, 2019, a securities class action was filed in the United States District Court for the Northern District of California against the Company, James H. Roberts, our former President and Chief Executive Officer, and Jigisha Desai, our former Senior Vice President and Chief Financial Officer and current Executive Vice President and Chief Strategy Officer. An Amended Complaint was filed on February 20, 2020 that, among other things, added Laurel Krzeminski, our former Chief Financial Officer, as a defendant. The amended complaint is brought on behalf of an alleged class of persons or entities that acquired our common stock between  April 30, 2018 and  October 24, 2019, and alleges claims arising under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The Amended Complaint seeks damages based on allegations that in the Company’s SEC filings the defendants made false and/or misleading statements and failed to disclose material adverse facts about the Company’s business, operations and prospects. On May 20, 2020, the Court denied, in part, the Defendants’ Motion to Dismiss the Amended Complaint.  On January 21, 2021, the Court granted Plaintiff’s motion for class certification. We are in the pretrial stages of the litigation, and we cannot predict the outcome or consequences of this case, which we intend to defend vigorously.

On October 23, 2019, a putative class action lawsuit was filed in the Superior Court of California, County of Santa Cruz against the Company, James H. Roberts, our former President and Chief Executive Officer; Laurel Krzeminski, our former Chief Financial Officer, and the then-serving Board of Directors on behalf of persons who acquired shares of Company common stock in the Company’s June 2018 merger with Layne. The complaint asserts causes of action under the Securities Act of 1933 and alleges that the registration statement and prospectus were negligently prepared and included materially false and misleading statements and failed to disclose facts required to be disclosed. On August 10, 2020, the Court sustained our demurrer dismissing the complaint with leave to amend.  On September 16, 2020, the plaintiff filed an amended complaint. We have filed a demurrer seeking to dismiss the amended complaint. We are in the preliminary stages of the litigation and, as a result, we cannot predict the outcome or consequences of the case, which we intend to defend vigorously.

On  May 6, 2020, a stockholder derivative lawsuit was filed in the United States District Court for the Northern District of California against James H. Roberts, our former President and Chief Executive Officer, Jigisha Desai, our former Senior Vice President and Chief Financial Officer and current Executive Vice President and Chief Strategy Officer, Laurel Krzeminski, our former Chief Financial Officer, and our then-current Board of Directors (collectively, the “Individual Defendants”), and the Company, as a nominal defendant, asserting claims for breach of fiduciary duty, unjust enrichment, and violations of the Securities Exchange Act of 1934 that occurred between April 30, 2018 and October 24, 2019. The lawsuit alleges that the Individual Defendants knowingly inflated the Company’s revenue, income, and margins in violation of U.S. GAAP, which caused the results during the relevant periods to be materially false and misleading. The Complaint seeks monetary damages and corporate governance reforms. The Court has ordered that the lawsuit in the derivative action be stayed until further order of the Court or until entry of a final judgment in the putative securities class action lawsuit filed in the United States District Court for the Northern District of California. We are in the preliminary stages of the litigation and, as a result, we cannot predict the outcome or consequences of this case, which we intend to defend vigorously.

As of December 31, 2019, no liability related to above matters was recorded because we have concluded such liabilities are not probable and the amounts of such liabilities are not reasonably estimable.

In connection with our disclosure of the Audit Committee’s independent Investigation, we voluntarily contacted the San Francisco office of the SEC Division of Enforcement regarding that Investigation. The SEC has issued us subpoenas for documents in connection with the independent Investigation. We have produced documents to the SEC regarding the accounting issues identified during the independent Investigation and will continue to cooperate with the SEC in its investigation.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

22. Business Segment Information

Our reportable business segments are the same as our operating segments and correspond with how our chief operating decision maker (our President) regularly reviews financial information to allocate resources and assess performance. Our reportable business segments are: Transportation, Water, Specialty and Materials.

The Transportation segment focuses on construction and rehabilitation of roads, pavement preservation, bridges, rail lines, airports and marine ports for use mostly by the general public.

The Water segment focuses on water-related construction and water management solutions for municipal agencies, commercial water suppliers, industrial facilities and energy companies. It also provides trenchless cured-in-place pipe for sanitary and storm water rehabilitation.

The Specialty segment focuses on construction of various complex projects including infrastructure/site development, mining, public safety, tunnel and power projects.

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

Summarized segment information is as follows (in thousands):

Years Ended December 31,	Transportation	Water	Specialty	Materials	Total
2019
Total revenue from reportable segments	$1,892,149	$468,730	$727,537	$530,063	$3,618,479
Elimination of intersegment revenue	—	—	—	(172,873)	(172,873)
Revenue from external customers	1,892,149	468,730	727,537	357,190	3,445,606
Gross profit	55,001	29,766	86,729	50,182	221,678
Depreciation, depletion and amortization	17,579	41,964	26,766	24,258	110,567
Segment assets	308,668	284,559	129,103	369,930	1,092,260
2018 (As Restated)
Total revenue from reportable segments	$1,946,750	$345,861	$625,666	$514,939	$3,433,216
Elimination of intersegment revenue	—	—	—	(146,185)	(146,185)
Revenue from external customers	1,946,750	345,861	625,666	368,754	3,287,031
Gross profit	137,086	59,134	89,935	48,685	334,840
Depreciation, depletion and amortization	26,715	25,779	24,017	24,015	100,526
Segment assets	348,810	317,633	142,699	353,208	1,162,350
2017 (As Restated)
Total revenue from reportable segments	$1,912,006	$132,973	$620,619	$467,140	$3,132,738
Elimination of intersegment revenue	—	—	—	(174,364)	(174,364)
Revenue from external customers	1,912,006	132,973	620,619	292,776	2,958,374
Gross profit	129,868	11,544	92,247	45,082	278,741
Depreciation, depletion and amortization	22,300	2,314	9,091	22,393	56,098
Segment assets	336,068	5,544	85,102	282,758	709,472

As of December 31, 2019 and 2018 segment assets included $14.7 million and $15.1 million, respectively, of property and equipment located in foreign countries (primarily Mexico). As of December 31, 2017, all segment assets were located in the United States. During the years ended December 31, 2019, 2018 and 2017 the majority of our revenue was derived in United States.

A reconciliation of segment gross profit to consolidated (loss) income before (benefit from) provision for income taxes is as follows (in thousands):

		As Restated
Years Ended December 31,	2019	2018	2017
Total gross profit from reportable segments	$221,678	$334,840	$278,741
Selling, general and administrative expenses	307,981	272,776	220,400
Acquisition and integration expenses	15,299	61,520	—
Gain on sales of property and equipment	(18,703)	(7,672)	(4,182)
Total other income	(5,821)	(112)	(5,748)
(Loss) income before (benefit from) provision for income taxes	$(77,078)	$8,328	$68,271

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

A reconciliation of segment assets to consolidated total assets is as follows (in thousands):

		As Restated
December 31,	2019	2018
Total assets for reportable segments	$1,092,260	$1,162,350
Assets not allocated to segments:
Cash and cash equivalents	262,273	272,804
Short-term and long-term marketable securities	32,799	66,100
Receivables, net	547,417	484,753
Other current assets, excluding segment assets	257,457	232,958
Property and equipment, net, excluding segment assets	43,477	32,903
Investments in affiliates	84,176	84,354
ROU assets	72,534	—
Deferred income taxes, net	50,158	30,142
Other noncurrent assets, excluding segment assets	59,537	60,786
Consolidated total assets	$2,502,088	$2,427,150

23. Quarterly Financial Data - Unaudited

The following tables set forth selected unaudited quarterly financial information for the years ended December 31, 2019 and 2018. As described in the Explanatory Note and in Note 2, we have restated our unaudited quarterly financial information for the first three quarters of the year ended December 31, 2019 and for each of the quarters in the year ended December 31, 2018. This information has been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, contains all adjustments necessary for a fair statement thereof. Net (loss) income per share calculations are based on the weighted average common shares outstanding for each period presented. Accordingly, the sum of the quarterly net (loss) income per share amounts may not equal the per share amount reported for the year.  The impact from the adjustments resulting from the Investigation on the unaudited quarterly financial information below are similar in nature to those discussed in Note 2. The account balances labeled as “Other Adjustments” represent the effects of other adjustments, which related to revisions in estimates in projects primarily impacting revenue and cost of revenue in the Transportation segment as a result of out-of-period or uncorrected misstatements in previously filed financial statements that were not material, individually or in the aggregate, to those previously filed financial statements, balance sheet reclassifications and other immaterial adjustments.

The impact to the consolidated statements of shareholders’ equity as a result of the Restatement was due to the changes in net income (loss) for the first three quarters of the year ended December 31, 2019 and for each of the quarters in the year ended December 31, 2018 and to retained earnings related to the adoption of Topic 606 on January 1, 2018, whereas the $15.2 million decrease in retained earnings as previously reported is adjusted to a $9.6 million decrease in retained earnings as restated. In addition, there was no impact to net cash (used in) provided by investing and financing activities for the first three quarters of the year ended December 31, 2019 and for each of the quarters in the year ended December 31, 2018.

		As Restated
2019 Quarters Ended	December 31,	September 30,	June 30,	March 31,
Revenue	$885,587	$1,112,114	$866,092	$581,813
Gross profit	51,224	122,558	46,758	1,138
As a percent of revenue	5.8%	11.0%	5.4%	0.2%
Net (loss) income	$(20,061)	$44,766	$(21,646)	$(59,761)
As a percent of revenue	(2.3)%	4.0%	(2.5)%	(10.3)%
Net (loss) income attributable to Granite	$(19,380)	$45,901	$(24,242)	$(62,470)
As a percent of revenue	(2.2)%	4.1%	(2.8)%	(10.7)%
Net (loss) income per share attributable to common shareholders:
Basic	$(0.42)	$0.98	$(0.52)	$(1.34)
Diluted	$(0.42)	$0.97	$(0.52)	$(1.34)
	As Restated
2018 Quarters Ended	December 31,	September 30,	June 30,	March 31,
Revenue	$836,123	$1,070,899	$828,313	$551,696
Gross profit	30,491	160,661	99,424	44,264
As a percent of revenue	3.6%	15.0%	12.0%	8.0%
Net (loss) income	$(49,212)	$71,261	$8,770	$(19,283)
As a percent of revenue	(5.9)%	6.7%	1.1%	(3.5)%
Net (loss) income attributable to Granite	$(52,676)	$67,836	$5,866	$(20,444)
As a percent of revenue	(6.3)%	6.3%	0.7%	(3.7)%
Net (loss) income per share attributable to common shareholders:
Basic	$(1.12)	$1.46	$0.14	$(0.51)
Diluted	$(1.12)	$1.42	$0.14	$(0.51)

Consolidated Balance Sheets

	September 30, 2019				June 30, 2019				March 31, 2019
	As Previously Reported	Investigation Adjustments	Other Adjustments	As Restated	As Previously Reported	Investigation Adjustments	Other Adjustments	As Restated	As Previously Reported	Investigation Adjustments	Other Adjustments	As Restated
ASSETS
Current assets
Cash and cash equivalents	$184,673	$—	$—	$184,673	$144,958	$—	$—	$144,958	$200,263	$—	$—	$200,263
Short-term marketable securities	37,918	—	—	37,918	41,037	—	—	41,037	36,049	—	—	36,049
Receivables, net	700,387	10,569	2,016	712,972	551,958	10,567	2,018	564,543	368,215	10,566	2,204	380,985
Contract assets	233,925	(17,452)	(10,066)	206,407	257,650	(30,286)	(2,975)	224,389	260,250	(45,011)	(2,216)	213,023
Inventories	95,442	—	—	95,442	102,163	—	(477)	101,686	96,862	—	—	96,862
Equity in construction joint ventures	209,765	(10,351)	4,540	203,954	241,786	(18,401)	(3,138)	220,247	300,489	(74,557)	(6,024)	219,908
Other current assets	42,698	9,019	208	51,925	63,056	16,919	585	80,560	54,590	7,606	559	62,755
Total current assets	1,504,808	(8,215)	(3,302)	1,493,291	1,402,608	(21,201)	(3,987)	1,377,420	1,316,718	(101,396)	(5,477)	1,209,845
Property and equipment, net	542,796	—	—	542,796	557,118	—	1,260	558,378	552,504	—	—	552,504
Long-term marketable securities	10,000	—	—	10,000	20,000	—	—	20,000	30,000	—	—	30,000
Investments in affiliates	84,914	—	—	84,914	82,109	—	—	82,109	81,034	—	—	81,034
Goodwill	264,112	—	—	264,112	264,107	—	—	264,107	259,695	—	—	259,695
Right of use assets	70,472	—	—	70,472	73,439	—	—	73,439	71,480	—	—	71,480
Deferred income taxes, net	38,443	(8,580)	774	30,637	36,055	(8,580)	774	28,249	—	26,608	3,880	30,488
Other noncurrent assets	118,228	—	(1,790)	116,438	122,705	—	(1,790)	120,915	128,349	—	(4,792)	123,557
Total assets	$2,633,773	$(16,795)	$(4,318)	$2,612,660	$2,558,141	$(29,781)	$(3,743)	$2,524,617	$2,439,780	$(74,788)	$(6,389)	$2,358,603

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$8,263	$—	$—	$8,263	$48,397	$—	$—	$48,397	$47,281	$—	$—	$47,281
Accounts payable	399,528	—	215	399,743	303,128	—	(477)	302,651	216,966	—	(816)	216,150
Contract liabilities	106,010	9,025	(5,736)	109,299	119,289	9,154	—	128,443	90,752	14,561	(1,053)	104,260
Accrued expenses and other current liabilities	342,040	12,031	5,150	359,221	339,047	21,184	—	360,231	265,102	43,035	(51)	308,086
Total current liabilities	855,841	21,056	(371)	876,526	809,861	30,338	(477)	839,722	620,101	57,596	(1,920)	675,777
Long-term debt	394,841	—	—	394,841	366,896	—	—	366,896	333,290	—	—	333,290
Long-term lease liabilities	56,740	—	—	56,740	60,868	—	—	60,868	60,237	—	—	60,237
Deferred income taxes, net	4,652	—	—	4,652	4,680	—	—	4,680	—	—	4,913	4,913
Other long-term liabilities	58,433	—	—	58,433	58,268	—	—	58,268	64,219	—	(4,352)	59,867
Commitments and contingencies
Equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	—	—	—	—	—	—	—	—	—	—	—	—
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding: 46,741,263 shares as of September 30, 2019, 46,838,199 shares as of June 30, 2019 and 46,812,366 shares as of March 31, 2019	468	—	—	468	468	—	—	468	468	—	—	468
Additional paid-in capital	567,033	—	—	567,033	568,264	—	—	568,264	566,497	—	—	566,497
Accumulated other comprehensive loss	(3,282)	—	—	(3,282)	(3,448)	—	1,261	(2,187)	(626)	—	(455)	(1,081)
Retained earnings	656,487	(34,046)	(2,751)	619,690	642,124	(58,719)	(3,485)	579,920	746,100	(132,325)	(3,473)	610,302
Total Granite Construction Incorporated shareholders’ equity	1,220,706	(34,046)	(2,751)	1,183,909	1,207,408	(58,719)	(2,224)	1,146,465	1,312,439	(132,325)	(3,928)	1,176,186
Non-controlling interests	42,560	(3,805)	(1,196)	37,559	50,160	(1,400)	(1,042)	47,718	49,494	(59)	(1,102)	48,333
Total equity	1,263,266	(37,851)	(3,947)	1,221,468	1,257,568	(60,119)	(3,266)	1,194,183	1,361,933	(132,384)	(5,030)	1,224,519
Total liabilities and equity	$2,633,773	$(16,795)	$(4,318)	$2,612,660	$2,558,141	$(29,781)	$(3,743)	$2,524,617	$2,439,780	$(74,788)	$(6,389)	$2,358,603

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Consolidated Statements of Operations

	Three Months Ended March 31, 2019				Three Months Ended June 30, 2019				Three Months Ended September 30, 2019
	As Previously Reported	Investigation Adjustments	Other Adjustments	As Restated	As Previously Reported	Investigation Adjustments	Other Adjustments	As Restated	As Previously Reported	Investigation Adjustments	Other Adjustments	As Restated

Revenue
Transportation	$338,210	$(28,022)	$(8,224)	$301,964	$403,978	$76,255	$1,513	$481,746	$598,646	$23,861	$1,360	$623,867
Water	99,255	(170)	(3)	99,082	112,831	(728)	(33)	112,070	135,908	(1,771)	267	134,404
Specialty	140,693	—	(1,569)	139,124	175,084	—	(455)	174,629	224,457	—	287	224,744
Materials	41,643	—	—	41,643	97,647	—	—	97,647	129,099	—	—	129,099
Total revenue	619,801	(28,192)	(9,796)	581,813	789,540	75,527	1,025	866,092	1,088,110	22,090	1,914	1,112,114
Cost of revenue
Transportation	316,960	6,208	(4,856)	318,312	503,857	(22,610)	—	481,247	585,013	(8,245)	234	577,002
Water	91,136	—	—	91,136	101,568	—	—	101,568	120,878	674	215	121,767
Specialty	125,826	—	—	125,826	152,874	—	—	152,874	186,158	—	—	186,158
Materials	45,401	—	—	45,401	83,645	—	—	83,645	104,629	—	—	104,629
Total cost of revenue	579,323	6,208	(4,856)	580,675	841,944	(22,610)	—	819,334	996,678	(7,571)	449	989,556
Gross profit (loss)	40,478	(34,400)	(4,940)	1,138	(52,404)	98,137	1,025	46,758	91,432	29,661	1,465	122,558
Selling, general and administrative expenses	81,155	—	(1,000)	80,155	69,998	—	1,000	70,998	73,424	—	—	73,424
Acquisition and integration expenses	3,323	—	(1,475)	1,848	9,177	—	—	9,177	2,744	—	—	2,744
Gain on sales of property and equipment	(1,900)	—	—	(1,900)	(4,935)	—	—	(4,935)	(7,101)	—	—	(7,101)
Operating (loss) profit	(42,100)	(34,400)	(2,465)	(78,965)	(126,644)	98,137	25	(28,482)	22,365	29,661	1,465	53,491
Other (income) expense
Interest income	(2,816)	—	—	(2,816)	(1,728)	—	—	(1,728)	(1,713)	—	—	(1,713)
Interest expense	4,014	—	—	4,014	4,158	—	—	4,158	4,839	—	—	4,839
Equity in income of affiliates, net	(1,290)	—	—	(1,290)	(2,594)	—	—	(2,594)	(6,275)	—	—	(6,275)
Other income, net	(1,762)	—	—	(1,762)	(759)	—	—	(759)	127	—	—	127
Total other income	(1,854)	—	—	(1,854)	(923)	—	—	(923)	(3,022)	—	—	(3,022)
(Loss) income before benefit from income taxes	(40,246)	(34,400)	(2,465)	(77,111)	(125,721)	98,137	25	(27,559)	25,387	29,661	1,465	56,513
(Benefit from) provision for income taxes	(9,165)	(7,627)	(558)	(17,350)	(31,760)	25,874	(27)	(5,913)	3,474	7,898	375	11,747
Net (loss) income	(31,081)	(26,773)	(1,907)	(59,761)	(93,961)	72,263	52	(21,646)	21,913	21,763	1,090	44,766
Amount attributable to non-controlling interests	(3,493)	59	725	(2,709)	(3,875)	1,341	(62)	(2,596)	(1,425)	2,660	(100)	1,135
Net (loss) income attributable to Granite Construction Incorporated	$(34,574)	$(26,714)	$(1,182)	$(62,470)	$(97,836)	$73,604	$(10)	$(24,242)	$20,488	$24,423	$990	$45,901

Net (loss) income per share attributable to common shareholders
Basic	$(0.74)	$(0.57)	$(0.03)	$(1.34)	$(2.09)	$1.57	$(0.00)	$(0.52)	$0.44	$0.52	$0.02	$0.98
Diluted	$(0.74)	$(0.57)	$(0.03)	$(1.34)	$(2.09)	$1.57	$(0.00)	$(0.52)	$0.43	$0.52	$0.02	$0.97
Weighted average shares of common stock
Basic	46,699	46,699	46,699	46,699	46,824	46,824	46,824	46,824	46,788	46,788	46,788	46,788
Diluted	46,699	46,699	46,699	46,699	46,824	46,824	46,824	46,824	47,170	47,170	47,170	47,170

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2019				Six Months Ended June 30, 2019				Nine Months Ended September 30, 2019
	As Previously Reported	Investigation Adjustments	Other Adjustments	As Restated	As Previously Reported	Investigation Adjustments	Other Adjustments	As Restated	As Previously Reported	Investigation Adjustments	Other Adjustments	As Restated
Operating activities
Net (loss) income	$(31,081)	$(26,773)	$(1,907)	$(59,761)	$(125,042)	$45,490	$(1,855)	$(81,407)	$(103,129)	$67,253	$(765)	$(36,641)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation, depletion and amortization	28,846	—	209	29,055	61,747	—	—	61,747	92,700	—	—	92,700
Gain on sales of property and equipment, net	(1,900)	—	—	(1,900)	(6,835)	—	—	(6,835)	(13,936)	—	—	(13,936)
Change in deferred income taxes	—	—	—	—	(35,192)	35,189	—	(3)	(37,338)	35,188	—	(2,150)
Stock-based compensation	5,748	—	—	5,748	7,221	—	—	7,221	8,924	—	—	8,924
Equity in net (income) loss from unconsolidated joint ventures	(455)	17,879	2,960	20,384	105,834	(60,073)	27,074	72,835	173,008	(77,334)	(2,400)	93,274
Net income from affiliates	—	—	(1,290)	(1,290)	(3,884)	—	—	(3,884)	(10,159)	—	—	(10,159)
Other non-cash adjustments	—	—	—	—	4,630	—	—	4,630	4,630	—	—	4,630
Changes in assets and liabilities, net of the effects of acquisitions:
Receivables	105,086	—	(1,602)	103,484	(78,081)	—	(1,009)	(79,090)	(224,475)	—	(1,083)	(225,558)
Contract assets, net	(55,550)	16,479	5,726	(33,345)	(23,775)	(3,687)	7,036	(20,426)	(13,276)	(16,109)	7,846	(21,539)
Inventories	(8,238)	—	—	(8,238)	(12,905)	—	576	(12,329)	(6,178)	—	—	(6,178)
Contributions to unconsolidated construction joint ventures	(26,933)	—	—	(26,933)	(45,500)	—	—	(45,500)	(57,280)	—	—	(57,280)
Distributions from unconsolidated construction joint ventures and affiliates	330	—	—	330	830	—	—	830	13,181	—	—	13,181
Other assets, net	(4,189)	(7,585)	126	(11,648)	(15,361)	(16,919)	(505)	(32,785)	(1,141)	(8,998)	(251)	(10,390)
Accounts payable	(34,110)	—	(6,478)	(40,588)	48,230	—	(5,753)	42,477	148,739	—	(5,061)	143,678
Accrued expenses and other current liabilities, net	(13,918)	—	2,256	(11,662)	24,568	—	(25,564)	(996)	(768)	—	1,714	946
Net cash used in operating activities	$(36,364)	$—	$—	$(36,364)	$(93,515)	$—	$—	$(93,515)	$(26,498)	$—	$—	$(26,498)

Consolidated Balance Sheets

	September 30, 2018				June 30, 2018				March 31, 2018
	As Previously Reported	Investigation Adjustments	Other Adjustments	As Restated	As Previously Reported	Investigation Adjustments	Other Adjustments	As Restated	As Previously Reported	Investigation Adjustments	Other Adjustments	As Restated
ASSETS
Current assets
Cash and cash equivalents	$230,259	$—	$—	$230,259	$195,515	$—	$—	$195,515	$193,581	$—	$—	$193,581
Short-term marketable securities	35,010	—	—	35,010	20,014	—	—	20,014	39,961	—	—	39,961
Receivables, net	618,070	4,491	562	623,123	492,718	4,491	562	497,771	330,192	4,491	632	335,315
Contract assets	213,989	(8,515)	484	205,958	265,190	(13,005)	424	252,609	178,663	(8,766)	(4,127)	165,770
Inventories	90,789	—	—	90,789	96,024	—	—	96,024	71,295	—	—	71,295
Assets held for sale	62,988	—	—	62,988	—	—	—	—	—	—	—	—
Equity in construction joint ventures	273,993	(38,249)	(1,028)	234,716	252,467	(36,347)	(1,027)	215,093	254,816	(54,506)	—	200,310
Other current assets	32,185	—	—	32,185	49,100	(1,891)	84	47,293	43,125	2,499	498	46,122
Total current assets	1,557,283	(42,273)	18	1,515,028	1,371,028	(46,752)	43	1,324,319	1,111,633	(56,282)	(2,997)	1,052,354
Property and equipment, net	560,618	—	—	560,618	595,787	—	3,084	598,871	409,708	—	—	409,708
Long-term marketable securities	46,093	—	—	46,093	61,191	—	—	61,191	67,305	—	—	67,305
Investments in affiliates	84,840	—	—	84,840	99,495	—	(7,800)	91,695	38,682	—	—	38,682
Goodwill	244,696	—	—	244,696	246,881	—	7,177	254,058	53,799	—	—	53,799
Right of use assets	—	—	—	—	—	—	—	—	—	—	—	—
Deferred income taxes, net	6,408	19,480	—	25,888	25,135	19,480	277	44,892	3,718	19,480	2	23,200
Other noncurrent assets	143,910	—	—	143,910	156,808	—	(2,799)	154,009	74,382	—	—	74,382
Total assets	$2,643,848	$(22,793)	$18	$2,621,073	$2,556,325	$(27,272)	$(18)	$2,529,035	$1,759,227	$(36,802)	$(2,995)	$1,719,430

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$116,796	$—	$—	$116,796	$207,982	$—	$—	$207,982	$47,298	$—	$—	$47,298
Accounts payable	316,917	—	—	316,917	303,885	—	—	303,885	226,253	—	838	227,091
Contract liabilities	117,759	1,901	(674)	118,986	91,864	(544)	1,337	92,657	71,030	1,013	(1,081)	70,962
Accrued expenses and other current liabilities	296,033	24,260	420	320,713	293,959	32,822	—	326,781	233,637	35,263	(134)	268,766
Total current liabilities	847,505	26,161	(254)	873,412	897,690	32,278	1,337	931,305	578,218	36,276	(377)	614,117
Long-term debt	316,926	—	—	316,926	280,710	—	—	280,710	176,011	—	—	176,011
Long-term lease liabilities	—	—	—	—	—	—	—	—	—	—	—	—
Deferred income taxes, net	5,589	—	—	5,589	5,759	—	(60)	5,699	—	—	—	—
Other long-term liabilities	67,429	—	—	67,429	71,180	—	—	71,180	40,104	—	—	40,104
Commitments and contingencies
Equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	—	—	—	—	—	—	—	—	—	—	—	—
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding: 46,897,092 shares as of September 30, 2018, 46,838,199 shares as of June 30, 2018 and 46,812,366 shares as of March 31, 2018	469	—	—	469	457	—	—	457	400	—	—	400
Additional paid-in capital	572,046	—	—	572,046	516,680	—	—	516,680	162,038	—	—	162,038
Accumulated other comprehensive loss	1,841	—	—	1,841	1,022	—	—	1,022	1,197	—	—	1,197
Retained earnings	786,936	(48,954)	272	738,254	737,417	(59,550)	(1,295)	676,572	751,801	(73,078)	(2,018)	676,705
Total Granite Construction Incorporated shareholders’ equity	1,361,292	(48,954)	272	1,312,610	1,255,576	(59,550)	(1,295)	1,194,731	915,436	(73,078)	(2,018)	840,340
Non-controlling interests	45,107	—	—	45,107	45,410	—	—	45,410	49,458	—	(600)	48,858
Total equity	1,406,399	(48,954)	272	1,357,717	1,300,986	(59,550)	(1,295)	1,240,141	964,894	(73,078)	(2,618)	889,198
Total liabilities and equity	$2,643,848	$(22,793)	$18	$2,621,073	$2,556,325	$(27,272)	$(18)	$2,529,035	$1,759,227	$(36,802)	$(2,995)	$1,719,430

Consolidated Statements of Operations

	Three Months Ended March 31, 2018				Three Months Ended June 30, 2018				Three Months Ended September 30, 2018
	As Previously Reported	Investigation Adjustments	Other Adjustments	As Restated	As Previously Reported	Investigation Adjustments	Other Adjustments	As Restated	As Previously Reported	Investigation Adjustments	Other Adjustments	As Restated

Revenue
Transportation	$359,145	$(10,113)	$(1,466)	$347,566	$502,711	$20,227	$962	$523,900	$610,847	$10,204	$1,844	$622,895
Water	40,041	(108)	4	39,937	51,618	(135)	(104)	51,379	124,292	(117)	3,796	127,971
Specialty	118,471	—	—	118,471	151,842	—	244	152,086	190,836	—	108	190,944
Materials	45,722	—	—	45,722	100,948	—	—	100,948	129,616	—	(527)	129,089
Total revenue	563,379	(10,221)	(1,462)	551,696	807,119	20,092	1,102	828,313	1,055,591	10,087	5,221	1,070,899
Cost of revenue
Transportation	327,683	302	(739)	327,246	466,748	2,173	740	469,661	539,871	(4,012)	—	535,859
Water	28,477	—	773	29,250	46,168	—	(873)	45,295	100,189	—	3,777	103,966
Specialty	102,735	—	—	102,735	130,366	—	99	130,465	162,737	—	(99)	162,638
Materials	48,201	—	—	48,201	83,468	—	—	83,468	108,303	—	(528)	107,775
Total cost of revenue	507,096	302	34	507,432	726,750	2,173	(34)	728,889	911,100	(4,012)	3,150	910,238
Gross profit (loss)	56,283	(10,523)	(1,496)	44,264	80,369	17,919	1,136	99,424	144,491	14,099	2,071	160,661
Selling, general and administrative expenses	61,252	—	599	61,851	61,316	—	(599)	60,717	70,769	—	-	70,769
Acquisition and integration expenses	8,409	—	—	8,409	26,287	—	—	26,287	9,334	—	-	9,334
Gain on sales of property and equipment	(543)	—	—	(543)	(1,505)	—	—	(1,505)	(3,018)	—	—	(3,018)
Operating (loss) profit	(12,835)	(10,523)	(2,095)	(25,453)	(5,729)	17,919	1,735	13,925	67,406	14,099	2,071	83,576
Other (income) expense
Interest income	(1,521)	—	—	(1,521)	(1,173)	—	—	(1,173)	(1,533)	—	—	(1,533)
Interest expense	2,435	—	—	2,435	3,203	—	—	3,203	4,452	—	—	4,452
Equity in income of affiliates, net	(224)	—	—	(224)	(3,534)	—	—	(3,534)	(1,769)	—	—	(1,769)
Other expense, net	268	—	—	268	(940)	—	—	(940)	(1,533)	—	—	(1,533)
Total other expense	958	—	—	958	(2,444)	—	—	(2,444)	(383)	—	—	(383)
(Loss) income before (benefit from) provision for income taxes	(13,793)	(10,523)	(2,095)	(26,411)	(3,285)	17,919	1,735	16,369	67,789	14,099	2,071	83,959
(Benefit from) provision for income taxes	(4,131)	(2,500)	(497)	(7,128)	2,796	4,390	413	7,599	8,692	3,502	504	12,698
Net (loss) income	(9,662)	(8,023)	(1,598)	(19,283)	(6,081)	13,529	1,322	8,770	59,097	10,597	1,567	71,261
Amount attributable to non-controlling interests	(1,761)	—	600	(1,161)	(2,304)	—	(600)	(2,904)	(3,425)	—	—	(3,425)
Net (loss) income attributable to Granite Construction Incorporated	$(11,423)	$(8,023)	$(998)	$(20,444)	$(8,385)	$13,529	$722	$5,866	$55,672	$10,597	$1,567	$67,836

Net (loss) income per share attributable to common shareholders
Basic	$(0.29)	$(0.20)	$(0.02)	$(0.51)	$(0.20)	$0.33	$0.01	$0.14	$1.20	$0.23	$0.03	$1.46
Diluted	$(0.29)	$(0.20)	$(0.02)	$(0.51)	$(0.20)	$0.33	$0.01	$0.14	$1.17	$0.22	$0.03	$1.42
Weighted average shares of common stock
Basic	39,908	39,908	39,908	39,908	41,044	41,044	41,044	41,044	46,308	46,308	46,308	46,308
Diluted	39,908	39,908	39,908	39,908	41,044	41,044	41,044	42,004	47,810	47,810	47,810	47,810

Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2018				Six Months Ended June 30, 2018				Nine Months Ended September 30, 2018
	As Previously Reported	Investigation Adjustments	Other Adjustments	As Restated	As Previously Reported	Investigation Adjustments	Other Adjustments	As Restated	As Previously Reported	Investigation Adjustments	Other Adjustments	As Restated
Operating activities
Net (loss) income	$(9,662)	$(8,023)	$(1,598)	$(19,283)	$(15,743)	$5,505	$(275)	$(10,513)	$43,354	$16,101	$1,293	$60,748
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	15,511	—	—	15,511	43,547	—	—	43,547	77,816	—	—	77,816
Gain on sales of property and equipment, net	(543)	—	—	(543)	(2,048)	—	—	(2,048)	(5,066)	—	—	(5,066)
Change in deferred income taxes	—	—	—	—	—	—	—	—	(2,207)	—	—	(2,207)
Stock-based compensation	7,772	—	—	7,772	10,193	—	—	10,193	12,621	—	—	12,621
Equity in net (income) loss from unconsolidated joint ventures	(2,637)	9,016	—	6,379	13,418	(11,560)	1,025	2,883	16,343	(23,631)	1,043	(6,245)
Net income from affiliates	—	—	—	—	(3,758)	—	—	(3,758)	(5,527)	—	—	(5,527)
Changes in assets and liabilities:
Receivables	58,527	—	(70)	58,457	(24,821)	—	—	(24,821)	(154,996)	—	—	(154,996)
Contract assets, net	(47,777)	1,506	1,458	(44,813)	(76,166)	4,164	(651)	(72,653)	355	2,138	(2,742)	(249)
Inventories	(8,798)	—	—	(8,798)	(9,526)	—	—	(9,526)	(4,283)	—	—	(4,283)
Contributions to unconsolidated construction joint ventures	(26,067)	—	—	(26,067)	(55,733)	—	—	(55,733)	(89,000)	—	—	(89,000)
Distributions from unconsolidated construction joint ventures	4,036	—	—	4,036	11,201	—	—	11,201	15,581	—	—	15,581
Other assets, net	(6,136)	(2,499)	(498)	(9,133)	4,192	1,891	(85)	5,998	30,728	—	—	30,728
Accounts payable	(12,838)	—	838	(12,000)	24,559	—	—	24,559	41,672	—	—	41,672
Accrued expenses and other current liabilities, net	(9,008)	—	(130)	(9,138)	5,240	—	(14)	5,226	37,352	5,392	406	43,150
Net cash (used in) provided by operating activities	$(37,620)	$—	$—	$(37,620)	$(75,445)	$—	$—	$(75,445)	$14,743	$—	$—	$14,743

24. Subsequent Events

COVID-19

A novel strain of the coronavirus (“COVID-19”) was first reported in December 2019 and has since spread to over 200 countries and territories, including every state in the United States. On March 11, 2020 the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19.

Our businesses have been adversely affected by the economic impacts of the outbreak of the COVID-19 and the steep decline in commodity prices that occurred in the early part of 2020. Most of our projects continue as we perform services that are categorized under one or more of the “Essential Critical Infrastructure Sectors,” as defined by federal and state law.

The COVID-19 pandemic has resulted, and is likely to continue to result, in substantial economic disruption for the foreseeable future. We continually monitor COVID-19 information and take actions directed by local health departments including the implementation of additional safety precautions. The extent to which the COVID-19 pandemic impacts our business going forward will depend on numerous evolving factors we cannot reliably predict.

Amendments to Credit Agreement

As discussed further in Note 15, subsequent to December 31, 2019 we entered into four amendments to the Third Amended and Restated Credit Agreement.

Goodwill and investment in affiliates impairment charges

As discussed further in Note 13, during 2020 we have performed two interim goodwill impairment tests which resulted in $147.1 million in impairment charges. In addition, as discussed further Note 11, during 2020 we recorded a non-cash impairment charge related to investment in affiliates.