Form 10-Q
period 2020-03-31
GRANITE CONSTRUCTION INC
filed 2021-02-25
CIK 861459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of February 22, 2021.

Class	Outstanding
Common stock, $0.01 par value	45,676,827

EXPLANATORY NOTE

As disclosed in our 2019 Annual Report on Form 10-K, in February 2020, the Audit/Compliance Committee of the Company’s Board of Directors, assisted by independent counsel, initiated an investigation of prior-period reporting for the Heavy Civil operating group, and the extent to which these matters affect the effectiveness of the Company’s internal control over financial reporting (the “Investigation”). The Investigation is now complete. We have restated our consolidated financial statements as of December 31, 2018, and for the years ended December 31, 2018 and 2017 and our unaudited quarterly financial information for the first three quarters in the year ended December 31, 2019 and for each of the quarters in the year ended December 31, 2018 in our Annual Report on Form 10-K for the year ended December 31, 2019 filed on February 22, 2021 to correct misstatements associated with project forecasts in the Heavy Civil operating group (the “Investigation Adjustments”) discovered in connection with the independent Investigation. In addition to the Investigation Adjustments, we corrected additional identified out-of-period and uncorrected misstatements that were not material, individually or in the aggregate, to our consolidated financial statements. We have reflected the impact of the restatement on our unaudited condensed consolidated financial information as of and for the three months ended March 31, 2019 herein. See Note 3 of “Notes to the Condensed Consolidated Financial Statements” for additional information.

Index

Explanatory Note
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
Condensed Consolidated Balance Sheets as of March 31, 2020, December 31, 2019 and March 31, 2019
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2020 and 2019
Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2020 and 2019
Condensed Consolidated Statements of Shareholders’ Equity for the Three Months Ended March 31, 2020 and 2019
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2020 and 2019
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
EXHIBIT 10.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32
EXHIBIT 95
EXHIBIT 101.INS
EXHIBIT 101.SCH
EXHIBIT 101.CAL
EXHIBIT 101.DEF
EXHIBIT 101.LAB
EXHIBIT 101.PRE
EXHIBIT 104

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited - in thousands, except share and per share data)

			As Restated
	March 31, 2020	December 31, 2019	March 31, 2019
ASSETS
Current assets
Cash and cash equivalents ($101,698, $78,132, and $131,481 related to consolidated construction joint ventures (“CCJVs”))	$242,604	$262,273	$200,263
Short-term marketable securities	5,000	27,799	36,049
Receivables, net ($28,320, $29,564 and $24,990 related to CCJVs)	477,718	547,417	380,985
Contract assets ($17,584, $25,034 and $9,354 related to CCJVs)	226,518	211,441	213,023
Inventories	98,765	88,885	96,862
Equity in construction joint ventures	190,458	193,110	219,908
Other current assets ($16,078, $13,350 and $11,795 related to CCJVs)	60,001	46,016	62,755
Total current assets	1,301,064	1,376,941	1,209,845
Property and equipment, net ($30,047, $31,136 and $35,377 related to CCJVs)	534,958	542,297	552,504
Long-term marketable securities	—	5,000	30,000
Investments in affiliates	73,249	84,176	81,034
Goodwill	248,339	264,279	259,695
Right of use assets	72,945	72,534	71,480
Deferred income taxes, net	51,675	50,158	30,488
Other noncurrent assets	102,145	106,703	123,557
Total assets	$2,384,375	$2,502,088	$2,358,603

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$8,253	$8,244	$47,281
Accounts payable ($58,475, $57,795 and $37,853 related to CCJVs)	312,105	400,775	216,150
Contract liabilities ($47,509, $20,994 and $46,804 related to CCJVs)	133,811	95,737	104,260
Accrued expenses and other current liabilities ($2,458, $2,415 and $3,577 related to CCJVs)	355,393	337,300	308,086
Total current liabilities	809,562	842,056	675,777
Long-term debt	355,911	356,108	333,290
Long-term lease liabilities	57,985	58,618	60,237
Deferred income taxes, net	3,318	3,754	4,913
Other long-term liabilities	57,795	63,136	59,867
Commitments and contingencies (Note 18)
Equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	—	—	—
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding: 45,592,292 shares as of March 31, 2020, 45,503,805 shares as of December 31, 2019 and 46,812,366 shares as of March 31, 2019	457	456	468
Additional paid-in capital	551,189	549,307	566,497
Accumulated other comprehensive loss	(6,538)	(2,645)	(1,081)
Retained earnings	522,639	594,353	610,302
Total Granite Construction Incorporated shareholders’ equity	1,067,747	1,141,471	1,176,186
Non-controlling interests	32,057	36,945	48,333
Total equity	1,099,804	1,178,416	1,224,519
Total liabilities and equity	$2,384,375	$2,502,088	$2,358,603

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited - in thousands, except per share data)

		As Restated
Three Months Ended March 31,	2020	2019
Revenue
Transportation	$350,901	$301,964
Water	101,657	99,082
Specialty	133,039	139,124
Materials	50,330	41,643
Total revenue	635,927	581,813
Cost of revenue
Transportation	325,532	318,312
Water	92,310	91,136
Specialty	143,758	125,826
Materials	50,528	45,401
Total cost of revenue	612,128	580,675
Gross profit	23,799	1,138
Selling, general and administrative expenses	78,381	80,155
Acquisition and integration expenses	—	1,848
Non-cash impairment charges (See Note 4)	24,413	—
Gain on sales of property and equipment	(623)	(1,900)
Operating loss	(78,372)	(78,965)
Other (income) expense
Interest income	(1,291)	(2,816)
Interest expense	4,994	4,014
Equity in income of affiliates, net	(46)	(1,290)
Other expense (income), net	5,219	(1,762)
Total other expense (income)	8,876	(1,854)
Loss before benefit from income taxes	(87,248)	(77,111)
Benefit from income taxes	(14,710)	(17,350)
Net loss	(72,538)	(59,761)
Amount attributable to non-controlling interests	7,168	(2,709)
Net loss attributable to Granite Construction Incorporated	$(65,370)	$(62,470)

Net loss per share attributable to common shareholders (See Note 16)
Basic	$(1.44)	$(1.34)
Diluted	$(1.44)	$(1.34)
Weighted average shares of common stock
Basic	45,520	46,699
Diluted	45,520	46,699

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited - in thousands)

		As Restated
Three Months Ended March 31,	2020	2019
Net loss	$(72,538)	$(59,761)
Other comprehensive loss, net of tax:
Net unrealized loss on derivatives	$(3,360)	$(598)
Less: reclassification for net losses included in interest expense	50	(173)
Net change	$(3,310)	$(771)
Foreign currency translation adjustments, net	(583)	439
Other comprehensive loss	$(3,893)	$(332)
Comprehensive loss	$(76,431)	$(60,093)
Non-controlling interests in comprehensive loss	7,168	(2,709)
Comprehensive loss attributable to Granite Construction Incorporated	$(69,263)	$(62,802)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited - in thousands, except share data)

	Outstanding Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Granite Shareholders’ Equity	Non-controlling Interests	Total Equity
Balances at December 31, 2019	45,503,805	$456	$549,307	$(2,645)	$594,353	$1,141,471	$36,945	$1,178,416
Net loss	—	—	—	—	(65,370)	(65,370)	(7,168)	(72,538)
Other comprehensive loss	—	—	—	(3,893)	—	(3,893)	—	(3,893)
Purchases of common stock (1)	(49,710)	—	(653)	—	—	(653)	—	(653)
Restricted Stock Units (“RSUs”) vested	139,055	1	(1)	—	—	—	—	—
Dividends on common stock ($0.13 per share)	—	—	—	—	(5,927)	(5,927)	—	(5,927)
Effect of adopting Topic 326 (Note 2)	—	—	—	—	(366)	(366)	—	(366)
Transactions with non-controlling interests	—	—	—	—	—	—	2,280	2,280
Amortized RSUs and other	(858)	—	2,536	—	(51)	2,485	—	2,485
Balances at March 31, 2020	45,592,292	$457	$551,189	$(6,538)	$522,639	$1,067,747	$32,057	$1,099,804

Balances at December 31, 2018	46,665,889	$467	$564,559	$(749)	$679,453	$1,243,730	$45,624	$1,289,354
Net (loss) income	—	—	—	—	(62,470)	(62,470)	2,709	(59,761)
Other comprehensive loss	—	—	—	(332)	—	(332)	—	(332)
Purchases of common stock (1)	(86,104)	(1)	(3,866)	—	—	(3,867)	—	(3,867)
RSUs vested	233,950	2	—	—	—	2	—	2
Dividends on common stock ($0.13 per share)	—	—	—	—	(6,086)	(6,086)	—	(6,086)
Effect of adopting Topic 842	—	—	—	—	(539)	(539)	—	(539)
Amortized RSUs and other	(1,369)	—	5,804	—	(56)	5,748	—	5,748
Balances at March 31, 2019 (As Restated)	46,812,366	$468	$566,497	$(1,081)	$610,302	$1,176,186	$48,333	$1,224,519

(1) Represents shares purchased in connection with employee tax withholding for RSUs vested under our 2012 Equity Incentive Plan.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - in thousands)

		As Restated
Three Months Ended March 31,	2020	2019
Operating activities
Net loss	$(72,538)	$(59,761)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	28,447	29,055
Amortization related to the 2.75% Convertible Notes (Note 14)	2,463	—
Gain on sales of property and equipment, net	(623)	(1,900)
Stock-based compensation	2,398	5,748
Equity in net loss from unconsolidated joint ventures	11,816	20,384
Net income from affiliates	(46)	(1,290)
Non-cash impairment charges (See Note 4)	24,413	—
Changes in assets and liabilities:
Receivables	71,040	103,484
Contract assets, net	22,997	(33,345)
Inventories	(9,880)	(8,238)
Contributions to unconsolidated construction joint ventures	(13,767)	(26,933)
Distributions from unconsolidated construction joint ventures and affiliates	2,939	330
Other assets, net	(12,138)	(11,648)
Accounts payable	(87,979)	(40,588)
Accrued expenses and other current liabilities, net	10,333	(11,662)
Net cash used in operating activities	(20,125)	(36,364)
Investing activities
Proceeds from called marketable securities	20,000	—
Maturities of marketable securities	5,000	—
Purchases of property and equipment	(21,435)	(28,744)
Proceeds from sales of property and equipment	3,865	4,687
Other investing activities, net	(1,528)	(286)
Net cash provided by (used in) investing activities	5,902	(24,343)
Financing activities
Proceeds from debt	—	20,000
Debt principal repayments	(2,105)	(21,902)
Cash dividends paid	(5,915)	(6,067)
Repurchases of common stock	(653)	(3,867)
Other financing activities, net	2,273	2
Net cash used in financing activities	(6,400)	(11,834)
Net decrease in cash, cash equivalents and restricted cash	(20,623)	(72,541)
Cash, cash equivalents and $5,835 and $5,825 in restricted cash at beginning of period	268,108	278,629
Cash, cash equivalents and $4,881 and $5,825 in restricted cash at end of period	$247,485	$206,088
Supplementary Information
Right of use assets obtained in exchange for lease obligations	$4,123	$2,739
Cash paid for operating lease liabilities	5,035	4,270
Cash paid during the period for:
Interest	$2,170	$3,478
Income taxes	812	253
Non-cash investing and financing activities:
RSUs issued, net of forfeitures	$4,726	$7,459
Accrued cash dividends	5,927	6,086

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (“we,” “us,” “our,” “the Company” or “Granite”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), are unaudited and should be read in conjunction with our Annual Report on Form 10-K for the year ended  December 31, 2019. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to state fairly our financial position at  March 31, 2020 and 2019 and the results of our operations and cash flows for the periods presented. The  December 31, 2019 condensed consolidated balance sheet data included herein was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.

Our operations are typically affected more by weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability. Therefore, the results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year.

We prepared the accompanying condensed consolidated financial statements on the same basis as our annual consolidated financial statements, except for the adoption during the three months ended March 31, 2020 of Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement and ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, neither of which had a material impact on our condensed consolidated financial statements. In addition, effective January 1, 2020, we adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and ASU No. 2019-05, Credit Losses (Topic 326): Targeted Transition Relief, the impact of which is described in Note 2.

Cash, Cash Equivalents and Restricted Cash: The table below presents changes in cash, cash equivalents and restricted cash on the condensed consolidated statements of cash flows and a reconciliation to the amounts reported in the condensed consolidated balance sheets (in thousands):

Three months ended March 31,	2020	2019
Cash, cash equivalents and restricted cash, beginning of period	$268,108	$278,629
End of the period
Cash and cash equivalents	242,604	200,263
Restricted cash	4,881	5,825
Total cash, cash equivalents and restricted cash, end of period	247,485	206,088
Net decrease in cash, cash equivalents and restricted cash	$(20,623)	$(72,541)

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

2.  Recently Issued and Adopted Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments resulting in accounting for convertible debt instruments as a single liability measured at its amortized cost. This change will also reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that was bifurcated according to previously existing rules. In addition, the ASU requires the application of the if-converted method for calculating diluted earnings per share and eliminates the treasury stock method. The ASU is effective commencing with our quarter ended March 31, 2022, with early adoption permitted. We are currently evaluating the impact of ASU 2020-06 on our condensed consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance to ease the potential burden in accounting for the effects of the transition away from LIBOR and other reference rates. This ASU was effective commencing with our quarter ended March 31, 2020 through December 31, 2022 and we expect to adopt in 2021. We do not expect the adoption of this ASU to have an impact on our condensed consolidated financial statements as our Credit Agreement (as defined in Note 14 below) uses the secured overnight financing rate as an alternative to LIBOR.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and in May 2019 issued ASU No. 2019-05, Credit Losses (Topic 326): Targeted Transition Relief (collectively referred to as “Topic 326”). Topic 326 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. We adopted Topic 326 effective January 1, 2020, recognizing a net cumulative decrease to retained earnings of approximately $0.5 million. Topic 326 was applicable to the following financial assets: short and long-term marketable securities, receivables, contract assets and long-term notes receivables included in other noncurrent assets in our condensed consolidated balance sheets. We elected to estimate the expected credit losses using a loss rate method that was applied to groups of assets categorized based on similar risk characteristics. The loss rate was based on historical losses and other information available to management. To account for the measurement of expected credit losses an allowance for credit losses was required for receivables and contract assets and was not required for any other applicable financial asset. As of March 31, 2020, $0.9 million was deducted primarily from receivables to present the net amount expected to be collected.

In connection with the adoption of Topic 326, we implemented the following accounting policy as of January 1, 2020:

Allowance for Credit Losses: Financial assets, which potentially subject us to credit losses, consist primarily of short and long-term marketable securities, receivables, contract assets and long-term notes receivables included in other noncurrent assets in our consolidated balance sheets. We measure expected credit losses of financial assets based on historical loss and other information available to management using a loss rate method applied to asset groups with categorically similar risk characteristics. These expected credit losses are recorded to an allowance for credit losses valuation account that is deducted from receivables and contract assets to present the net amount expected to be collected on the financial asset on the consolidated balance sheet.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

3.  Restatement

Restatement Background

As disclosed in our 2019 Annual Report on Form 10-K, in February 2020, the Audit/Compliance Committee of the Company’s Board of Directors, assisted by independent counsel, initiated an investigation of prior-period reporting for the Heavy Civil operating group, and the extent to which these matters affect the effectiveness of the Company’s internal control over financial reporting (the “Investigation”). The Investigation is now complete. We have restated our consolidated financial statements as of December 31, 2018, and for the years ended December 31, 2018 and 2017 and our unaudited quarterly financial information for the first three quarters in the year ended December 31, 2019 and for each of the quarters in the year ended December 31, 2018 in our Annual Report on Form 10-K for the year ended December 31, 2019  to correct misstatements associated with project forecasts in the Heavy Civil operating group (the “Investigation Adjustments”) discovered in connection with the independent Investigation. In addition to the Investigation Adjustments, we corrected additional identified out-of-period and uncorrected misstatements that were not material, individually or in the aggregate, to our consolidated financial statements (the “Other Adjustments”). We have reflected the impact of the restatement on our unaudited condensed consolidated financial information as of and for the three months ended March 31, 2019 herein.

Description of Restatement Tables

We have presented below a reconciliation from the previously reported to the restated values as of and for the three months ended March 31, 2019. The previously reported values were derived from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed on April 26, 2019 and are labeled as “As Previously Reported” in the following tables. The account balances labeled as “Investigation Adjustments” represent effects of adjustments resulting from the Investigation. The account balances labeled as “Other Adjustments” represent the effects of other adjustments, which related to revisions in estimates in projects primarily impacting revenue and cost of revenue in the Transportation segment as a result of out-of-period or uncorrected misstatements in previously filed financial statements that were not material, individually or in the aggregate, to those previously filed financial statements, balance sheet reclassifications and other immaterial adjustments.

The impacts to the condensed consolidated statements of shareholders’ equity and comprehensive loss as a result of the restatement were due to the changes in net loss for the three months ended March 31, 2019. In addition, there was no impact to net cash used in investing and financing activities for the three months ended March 31, 2019 as a result of the restatement.

The effects of the prior-period misstatements on our consolidated financial statements are as follows (in thousands, except per share data):

Consolidated Balance Sheet

March 31, 2019	As Previously Reported	Investigation Adjustments	Other Adjustments	As Restated
ASSETS
Current assets
Cash and cash equivalents	$200,263	$—	$—	$200,263
Short-term marketable securities	36,049	—	—	36,049
Receivables, net	368,215	10,566	2,204	380,985
Contract assets	260,250	(45,011)	(2,216)	213,023
Inventories	96,862	—	—	96,862
Equity in construction joint ventures	300,489	(74,557)	(6,024)	219,908
Other current assets	54,590	7,606	559	62,755
Total current assets	1,316,718	(101,396)	(5,477)	1,209,845
Property and equipment, net	552,504	—	—	552,504
Long-term marketable securities	30,000	—	—	30,000
Investments in affiliates	81,034	—	—	81,034
Goodwill	259,695	—	—	259,695
Right of use assets	71,480	—	—	71,480
Deferred income taxes, net	—	26,608	3,880	30,488
Other noncurrent assets	128,349	—	(4,792)	123,557
Total assets	$2,439,780	$(74,788)	$(6,389)	$2,358,603

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$47,281	$—	$—	$47,281
Accounts payable	216,966	—	(816)	216,150
Contract liabilities	90,752	14,561	(1,053)	104,260
Accrued expenses and other current liabilities	265,102	43,035	(51)	308,086
Total current liabilities	620,101	57,596	(1,920)	675,777
Long-term debt	333,290	—	—	333,290
Long-term lease liabilities	60,237	—	—	60,237
Deferred income taxes, net	—	—	4,913	4,913
Other long-term liabilities	64,219	—	(4,352)	59,867
Commitments and contingencies
Equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	—	—	—	—
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding: 46,812,366 shares as of March 31, 2019	468	—	—	468
Additional paid-in capital	566,497	—	—	566,497
Accumulated other comprehensive loss	(626)	—	(455)	(1,081)
Retained earnings	746,100	(132,325)	(3,473)	610,302
Total Granite Construction Incorporated shareholders’ equity	1,312,439	(132,325)	(3,928)	1,176,186
Non-controlling interests	49,494	(59)	(1,102)	48,333
Total equity	1,361,933	(132,384)	(5,030)	1,224,519
Total liabilities and equity	$2,439,780	$(74,788)	$(6,389)	$2,358,603

Consolidated Statement of Operations

Three Months Ended March 31, 2019	As Previously Reported	Investigation Adjustments	Other Adjustments	As Restated
Revenue
Transportation	$338,210	$(28,022)	$(8,224)	$301,964
Water	99,255	(170)	(3)	99,082
Specialty	140,693	—	(1,569)	139,124
Materials	41,643	—	—	41,643
Total revenue	619,801	(28,192)	(9,796)	581,813
Cost of revenue
Transportation	316,960	6,208	(4,856)	318,312
Water	91,136	—	—	91,136
Specialty	125,826	—	—	125,826
Materials	45,401	—	—	45,401
Total cost of revenue	579,323	6,208	(4,856)	580,675
Gross profit (loss)	40,478	(34,400)	(4,940)	1,138
Selling, general and administrative expenses	81,155	—	(1,000)	80,155
Acquisition and integration expenses	3,323	—	(1,475)	1,848
Gain on sales of property and equipment	(1,900)	—	—	(1,900)
Operating loss	(42,100)	(34,400)	(2,465)	(78,965)
Other (income) expense
Interest income	(2,816)	—	—	(2,816)
Interest expense	4,014	—	—	4,014
Equity in income of affiliates, net	(1,290)	—	—	(1,290)
Other income, net	(1,762)	—	—	(1,762)
Total other income	(1,854)	—	—	(1,854)
Loss before benefit from income taxes	(40,246)	(34,400)	(2,465)	(77,111)
Benefit from income taxes	(9,165)	(7,627)	(558)	(17,350)
Net loss	(31,081)	(26,773)	(1,907)	(59,761)
Amount attributable to non-controlling interests	(3,493)	59	725	(2,709)
Net loss attributable to Granite Construction Incorporated	$(34,574)	$(26,714)	$(1,182)	$(62,470)

Net loss per share attributable to common shareholders
Basic	$(0.74)	$(0.57)	$(0.03)	$(1.34)
Diluted	$(0.74)	$(0.57)	$(0.03)	$(1.34)
Weighted average shares of common stock
Basic	46,699	46,699	46,699	46,699
Diluted	46,699	46,699	46,699	46,699

Consolidated Statement of Cash Flows

Three Months Ended March 31, 2019	As Previously Reported	Investigation Adjustments	Other Adjustments	As Restated
Operating activities
Net loss	$(31,081)	$(26,773)	$(1,907)	$(59,761)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	28,846	—	209	29,055
Gain on sales of property and equipment, net	(1,900)	—	—	(1,900)
Stock-based compensation	5,748	—	—	5,748
Equity in net loss from unconsolidated joint ventures	(455)	17,879	2,960	20,384
Net income in affiliates	—	—	(1,290)	(1,290)
Changes in assets and liabilities:
Receivables	105,086	—	(1,602)	103,484
Contract assets, net	(55,550)	16,479	5,726	(33,345)
Inventories	(8,238)	—	—	(8,238)
Contributions to unconsolidated construction joint ventures	(26,933)	—	—	(26,933)
Distributions from unconsolidated construction joint ventures	330	—	—	330
Other assets, net	(4,189)	(7,585)	126	(11,648)
Accounts payable	(34,110)	—	(6,478)	(40,588)
Accrued expenses and other current liabilities, net	(13,918)	—	2,256	(11,662)
Net cash used in operating activities	$(36,364)	$—	$—	$(36,364)

4.  Impairment Charges

Goodwill

We performed an interim goodwill impairment test on the March 31, 2020 balances of our Water and Mineral Services Group Materials and Specialty reporting units due to an adverse change in the business climate for these reporting units, including a modified relationship with a business partner, increased competition and market consolidation during the three months ended March 31, 2020, exasperated by economic disruption and market conditions associated with the COVID-19 pandemic. These factors led to reductions in the revenue and margin growth rates used in our quantitative goodwill tests. The goodwill impairment test resulted in a $14.8 million impairment charge during the three months ended March 31, 2020 associated with our Water and Mineral Services Group Materials reporting unit and no impairment charge associated with our Water and Minerals Services Group Specialty reporting unit as its estimated fair value exceeded its net book value (i.e., cushion) by over 15%. Interim goodwill impairment tests were not performed on our remaining reporting units as there was no indication of a possible goodwill impairment.

Consistent with our annual impairment test, we calculated the estimated fair values of the Water and Mineral Services Group Materials and Water and Mineral Services Group Specialty reporting units using the discounted cash flows and market multiple methods. Judgments inherent in these methods included the determination of appropriate discount rates, the amount and timing of expected future cash flows, revenue and margin growth rates, and appropriate benchmark companies. The cash flows used in our discounted cash flow model were based on five-year financial forecasts developed internally by management adjusted for market participant-based assumptions. Our discount rate assumptions were based on an assessment of the equity cost of capital and appropriate capital structure for our reporting units.

Future developments that we are unable to anticipate may require us to further revise the estimated future cash flows, which could adversely affect the fair value of our reporting units in future periods and result in additional impairment charges. The assumptions used in the goodwill impairment tests are classified as Level 3 inputs.

Subsequent Goodwill Impairment Charges

We performed a second interim goodwill impairment test on the September 30, 2020 balances of our Midwest Group Specialty, Water and Mineral Services Group Water and Water and Mineral Services Group Materials reporting units due to the continued impact from an adverse change in the business climate, including reduced market share due to loss of strategic personnel during the three months ended September 30, 2020. These factors led to reductions in the revenue and margin growth rates, and delays in the timing of future cash flows used in our quantitative goodwill tests. The goodwill impairment test resulted in a non-cash impairment charge of an additional $117.9 million and $14.4 million associated with our Water and Mineral Services Group Water and Water and Mineral Services Group Materials reporting units, respectively, during the three months ended September 30, 2020. The goodwill impairment tests for the Midwest Group Specialty reporting unit indicated that their estimated fair values exceeded their net book value (i.e., headroom) by nearly 15%; therefore, no impairment charge was recorded. Interim goodwill impairment tests were not performed on our remaining reporting units as there was no indication of a possible goodwill impairment. We completed our 2020 annual goodwill impairment tests during the quarter ended December 31, 2020 and no additional impairment charge was recorded.

Investment in Affiliates

During the three months ended March 31, 2020, operating costs increased in certain of our foreign entity investments in affiliates which resulted in price increases and therefore a decrease in demand. The effect of this change in business climate on certain investments’ expected future operating cash flows resulted in other than temporary decline in fair value below the carrying value. Therefore, we recorded a non-cash impairment charge of $9.6 million during the three months ended March 31, 2020. The remaining carrying value of the investments of $73.2 million at March 31, 2020 represents the fair value recorded on a nonrecurring basis and is a Level 3 fair value measurement.

5.  Revisions in Estimates

Our profit recognition related to construction contracts is based on estimates of transaction price and costs to complete each project. These estimates can vary significantly in the normal course of business as projects progress, circumstances develop and evolve, and uncertainties are resolved. Changes in estimates of transaction price and costs to complete may result in the reversal of previously recognized revenue if the current estimate adversely differs from the previous estimate. When we experience significant changes in our estimates, we undergo a process that includes reviewing the nature of the changes to ensure that there are no material amounts that should have been recorded in a prior period rather than as revisions in estimates for the current period. For revisions in estimates, generally we use the cumulative catch-up method for changes to the transaction price that are part of a single performance obligation. Under this method, revisions in estimates are accounted for in their entirety in the period of change. There can be no assurance that we will not experience further changes in circumstances or otherwise be required to revise our estimates in the future. Other than those identified in the 2019 Annual Report on Form 10-K, we did not identify any material amounts that should have been recorded in a prior period for the three months ended  March 31, 2019. In our review of these changes for the three months ended  March 31, 2020, we did not identify any material amounts that should have been recorded in a prior period.

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

The projects with decreases from revisions in estimates, which individually had an impact of $5.0 million or more on gross profit are summarized as follows (dollars in millions except per share data):

		As Restated
Three Months Ended March 31,	2020	2019
Number of projects with downward estimate changes	2	2
Range of reduction in gross profit from each project, net	$5.8 - 22.7	$17.3 - 20.8
Decrease to project profitability	$28.5	$38.1
Increase to net loss	$21.6	$29.4
Increase to net loss per diluted share	$0.47	$0.63

Decreases during the three months ended March 31, 2020 and 2019 were due to additional costs from differing site conditions and construction delays. One project had a decrease in our Specialty segment during the three months ended March 31, 2020 and the remaining decreases during both the three months ended March 31, 2020 and 2019 were in our Transportation segment.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

6.  Disaggregation of Revenue

The following tables present our disaggregated revenue (in thousands):

Three months ended March 31,

2020	Transportation	Water	Specialty	Materials	Total
California	$94,932	5,512	$44,488	$33,267	$178,199
Federal	398	381	26,491	—	27,270
Heavy Civil	167,426	7,102	3,494	—	178,022
Midwest	24,243	—	11,503	—	35,746
Northwest	63,902	1,657	31,613	14,453	111,625
Water and Mineral Services	—	87,005	15,450	2,610	105,065
Total	$350,901	$101,657	$133,039	$50,330	$635,927

2019 (As Restated)
California	$69,513	$1,366	$32,155	$23,065	$126,099
Federal	27	508	15,202	—	15,737
Heavy Civil	159,742	4,361	—	—	164,103
Midwest	18,061	84	34,321	—	52,466
Northwest	54,621	1,231	32,192	14,532	102,576
Water and Mineral Services	—	91,532	25,254	4,046	120,832
Total	$301,964	$99,082	$139,124	$41,643	$581,813

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

7.  Unearned Revenue

The following tables present our unearned revenue as of the respective periods (in thousands):

March 31, 2020	Transportation	Water	Specialty	Total
California	$527,971	$52,136	$94,006	$674,113
Federal	18,152	957	131,569	150,678
Heavy Civil	1,321,443	41,511	240,060	1,603,014
Midwest	208,872	150	140,461	349,483
Northwest	614,653	2,868	61,680	679,201
Water and Mineral Services	—	143,539	—	143,539
Total	$2,691,091	$241,161	$667,776	$3,600,028

December 31, 2019	Transportation	Water	Specialty	Total
California	$525,641	$19,950	$100,019	$645,610
Federal	14,139	1,041	153,563	168,743
Heavy Civil	1,480,367	47,046	243,329	1,770,742
Midwest	230,889	152	135,680	366,721
Northwest	547,020	4,545	61,706	613,271
Water and Mineral Services	—	152,141	—	152,141
Total	$2,798,056	$224,875	$694,297	$3,717,228

March 31, 2019 (As Restated)	Transportation	Water	Specialty	Total
California	$402,112	$7,314	$69,068	$478,494
Federal	126	1,717	134,605	136,448
Heavy Civil	1,423,909	16,827	—	1,440,736
Midwest	128,867	143	183,598	312,608
Northwest	361,661	1,759	71,878	435,298
Water and Mineral Services	—	193,915	—	193,915
Total	$2,316,675	$221,675	$459,149	$2,997,499

8.  Contract Assets and Liabilities

During the three months ended March 31, 2020 and 2019, we recognized revenue of $95.8 million and $97.1 million, respectively, that was included in the contract liability balances at  December 31, 2019 and 2018.

As a result of changes in contract transaction price related to performance obligations that were satisfied or partially satisfied prior to the end of the periods, we recognized revenue of $43.9 million and $38.9 million during the three months ended March 31, 2020 and 2019, respectively. The changes in contract transaction price were from items such as executed or estimated change orders and unresolved contract modifications and claims.

As of  March 31, 2020, December 31, 2019 and  March 31, 2019, the aggregate claim recovery estimates included in contract asset and liability balances were $ 76.5 million, $ 71.1 million and $ 42.8 million, respectively.

The components of the contract asset balances as of the respective dates were as follows (in thousands):

			As Restated
	March 31, 2020	December 31, 2019	March 31, 2019
Costs in excess of billings and estimated earnings	$114,378	$100,761	$137,689
Contract retention	112,140	110,680	75,334
Total contract assets	$226,518	$211,441	$213,023

As of  March 31, 2020,  December 31, 2019 and  March 31, 2019, no contract retention individually exceeded 10% of total net receivables at any of the presented dates. The majority of the contract retention balance is expected to be collected within one year.

The components of the contract liability balances as of the respective dates were as follows (in thousands):

			As Restated
	March 31, 2020	December 31, 2019	March 31, 2019
Billings in excess of costs and estimated earnings, net of retention	$127,560	$86,736	$91,885
Provisions for losses	6,251	9,001	12,375
Total contract liabilities	$133,811	$95,737	$104,260

9.  Receivables, net

Receivables include billed and unbilled amounts for services provided to clients for which we have an unconditional right to payment as of the end of the applicable period and do not bear interest. The following table presents major categories of receivables (in thousands):

			As Restated
	March 31, 2020	December 31, 2019	March 31, 2019
Contracts completed and in progress:
Billed	$250,683	$299,633	$200,092
Unbilled	141,514	149,696	112,892
Total contracts completed and in progress	392,197	449,329	312,984
Material sales	34,268	42,936	29,948
Other	52,645	55,526	38,380
Total gross receivables	479,110	547,791	381,312
Less: allowance for credit losses	1,392	374	327
Total net receivables	$477,718	$547,417	$380,985

Included in other receivables at  March 31, 2020, December 31, 2019 and  March 31, 2019, were items such as estimated recovery from back charge claims, notes receivable, fuel tax refunds and income tax refunds. No such receivables individually exceeded 10% of total net receivables at any of these dates.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

10.  Fair Value Measurement

The following tables summarize significant assets and liabilities measured at fair value in the condensed consolidated balance sheets on a recurring basis for each of the fair value levels (in thousands):

	Fair Value Measurement at Reporting Date Using
March 31, 2020	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$58,693	$—	$—	$58,693
Other noncurrent assets
Restricted cash	4,881	—	—	4,881
Total assets	$63,574	$—	$—	$63,574
Accrued and other current liabilities
Interest rate swap	$—	$8,890	$—	$8,890
Total liabilities	$—	$8,890	$—	$8,890

December 31, 2019
Cash equivalents
Money market funds	$94,696	$—	$—	$94,696
Other noncurrent assets
Restricted cash	5,835	—	—	5,835
Total assets	$100,531	$—	$—	$100,531
Accrued and other current liabilities
Interest rate swap	$—	$4,603	$—	$4,603
Total liabilities	$—	$4,603	$—	$4,603

March 31, 2019
Cash equivalents
Money market funds	$36,159	$—	$—	$36,159
Other noncurrent assets
Restricted cash	5,825	—	—	5,825
Total assets	$41,984	$—	$—	$41,984
Accrued and other current liabilities
Interest rate swap	$—	$2,530	$—	$2,530
Total liabilities	$—	$2,530	$—	$2,530

Interest Rate Swaps

In connection with the Third Amended and Restated Credit Agreement (as discussed further in Note 14) we entered into two interest rate swaps designated as cash flow hedges with an effective date of May 2018. The two cash flow hedges had a combined initial notional amount of $150.0 million and mature in May 2023. The interest rate swaps are designed to convert the interest rate on the term loan from a variable interest rate of LIBOR plus an applicable margin to a fixed rate of 2.76% plus the same applicable margin. The interest rate swap is measured at fair value on the consolidated balance sheets using the income approach, which discounts the future net cash settlements expected under the derivative contracts to a present value. These valuations primarily utilize indirectly observable inputs, including contractual terms, interest rates and yield curves observable at commonly quoted intervals.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Other Assets and Liabilities

The carrying values and estimated fair values of financial instruments that are not required to be recorded at fair value in the condensed consolidated balance sheets were as follows:

		March 31, 2020		December 31, 2019		March 31, 2019
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Held-to-maturity marketable securities (1)	Level 1	$5,000	$5,006	$32,799	$32,792	$66,049	$65,556
Liabilities (including current maturities):
2.75% Convertible Notes (2),(3)	Level 2	$195,295	$176,094	$193,696	$249,895	$—	$—
Credit Agreement - term loan (2)	Level 3	136,875	137,194	138,750	139,042	144,375	145,206
Credit Agreement - revolving credit facility (2)	Level 3	25,000	25,061	25,000	25,043	197,000	197,406
2019 Notes (2)	Level 3	—	—	—	—	40,000	41,207

(1) All marketable securities were classified as held-to-maturity and consisted of U.S. Government and agency obligations as of  March 31, 2020 and  December 31, 2019, and included corporate bonds as of March 31, 2019.

(2) The fair values of the 2019 Notes, Credit Agreement term loan and revolving credit facility are based on borrowing rates available to us for long-term loans with similar terms, average maturities, and credit risk. The fair value of the 2.75% Convertible Notes is based on the median price of the notes in an active market as of March 31, 2020 and December 31, 2019. See Note 14 for definitions of, and more information about, the 2019 Notes, Credit Agreement and 2.75% Convertible Notes.

(3) Excluded from the carrying value is $34.7 million and $36.3 million of debt discount as of March 31, 2020 and December 31, 2019, respectively, related to the 2.75% Convertible Notes (see Note 14).

As disclosed in Note 4, we recorded fair value adjustments related to nonfinancial assets measured at fair value on a nonrecurring basis during the three months ended March 31, 2020.  During the three months ended March 31, 2020, we did not record any fair value adjustments related to nonfinancial liabilities measured at fair value on a nonrecurring basis. During the three months ended March 31, 2019, we did not record any fair value adjustments related to nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

11.  Construction Joint Ventures

We participate in various construction joint ventures. We have determined that certain of these joint ventures are consolidated because they are variable interest entities (“VIEs”) and we are the primary beneficiary. We continually evaluate whether there are changes in the status of the VIEs or changes to the primary beneficiary designation of the VIE. Based on our assessments during the three months ended March 31, 2020, we determined no change was required for existing joint ventures.

Due to the joint and several nature of the performance obligations under the related owner contracts, if any of the partners fail to perform, we and the remaining partners, if any, would be responsible for performance of the outstanding work (i.e., we provide a performance guarantee). At  March 31, 2020, there was approximately $2.3 billion of construction revenue to be recognized on unconsolidated and line item construction joint venture contracts of which $822.4 million represented our share and the remaining $1.5 billion represented our partners’ share. We are not able to estimate amounts that may be required beyond the remaining cost of the work to be performed. These costs could be offset by billings to the customer or by proceeds from our partners’ corporate and/or other guarantees.

Consolidated Construction Joint Ventures (“CCJVs”)

At March 31, 2020, we were engaged in seven active CCJV projects with total contract values ranging from $0.7 million to $410.5 million and a combined total of $1.6 billion of which our share was $919.7 million. Our share of revenue remaining to be recognized on these CCJVs was $499.2 million and ranged from $0.2 million to $203.2 million. Our proportionate share of the equity in these joint ventures was between 50% and 65%. During the three months ended March 31, 2020 and 2019 total revenue from CCJVs was $54.7 million and $63.0 million, respectively. During the three months ended March 31, 2020 and 2019, CCJVs provided $17.1 million and $3.1 million of operating cash flows, respectively.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Unconsolidated Construction Joint Ventures

As of  March 31, 2020, we were engaged in nine active unconsolidated joint venture projects with total contract values ranging from $11.6 million to $3.8 billion for a combined total of $11.4 billion of which our share was $3.3 billion. Our proportionate share of the equity in these unconsolidated construction joint ventures ranged from 20% to 50%. As of  March 31, 2020, our share of the revenue remaining to be recognized on these unconsolidated construction joint ventures was $671.4 million and ranged from $1.2 million to $192.2 million.

The following is summary financial information related to unconsolidated construction joint ventures:

			As Restated
(in thousands)	March 31, 2020	December 31, 2019	March 31, 2019
Assets
Cash, cash equivalents and marketable securities	$144,472	$179,049	$281,355
Other current assets (1)	821,399	972,840	847,789
Noncurrent assets	203,520	207,584	215,129
Less partners’ interest	785,876	904,565	885,901
Granite’s interest (1),(2)	383,515	454,908	458,372
Liabilities			0
Current liabilities	555,380	581,199	533,325
Less partners’ interest and adjustments (3)	289,165	243,202	249,206
Granite’s interest	266,215	337,997	284,119
Equity in construction joint ventures (4)	$117,300	$116,911	$174,253

(1) Included in this balance and in accrued expenses and other current liabilities on the condensed consolidated balance sheets was $81.9 million related to performance guarantees as of both  March 31, 2020 and  December 31, 2019 and $88.2 million as of  March 31, 2019.

(2) Included in this balance as of  March 31, 2020, December 31, 2019 and  March 31, 2019 was $117.1 million, $116.8 million and $96.2 million, respectively, related to Granite’s share of estimated cost recovery of customer affirmative claims. In addition, this balance included $18.2 million, $15.9 million and $17.9 million related to Granite’s share of estimated recovery of back charge claims as of  March 31, 2020,  December 31, 2019 and  March 31, 2019, respectively.

(3) Partners’ interest and adjustments includes amounts to reconcile total net assets as reported by our partners to Granite’s interest adjusted to reflect our accounting policies and estimates primarily related to contract forecast differences.

(4) Included in this balance and in accrued expenses and other current liabilities on our condensed consolidated balance sheets was $ 73.2 million, $ 76.2 million and $ 45.7 million, respectively, related to deficits in unconsolidated construction joint ventures, which includes provisions for losses, as of  March 31, 2020,  December 31, 2019 and  March 31, 2019.

	Three Months Ended March 31,
		As Restated
(in thousands)	2020	2019
Revenue
Total	$62,030	$415,934
Less partners’ interest and adjustments (1)	(21,672)	305,418
Granite’s interest	83,702	110,516
Cost of revenue
Total	228,460	411,485
Less partners’ interest and adjustments (1)	132,743	280,427
Granite’s interest	95,717	131,058
Granite’s interest in gross loss	$(12,015)	$(20,542)

(1) Partners’ interest and adjustments includes amounts to reconcile total revenue and total cost of revenue as reported by our partners to Granite’s interest adjusted to reflect our accounting policies and estimates primarily related to contract forecast differences.

During the three months ended March 31, 2020 and 2019 unconsolidated construction joint venture net (loss)/income was $(166.0) million and $5.2 million, respectively, of which our share was net loss of $(11.8) million and $(20.3) million, respectively. The differences between our share of the joint venture net loss when compared to the joint venture net (loss)/income primarily resulted from differences between our estimated total revenue and cost of revenue when compared to that of our partners’ on five and four projects during 2020 and 2019, respectively. The differences are due to timing differences from varying accounting policies and in public company quarterly reporting requirements. These joint venture net (loss)/income amounts exclude our corporate overhead required to manage the joint ventures and include taxes only to the extent the applicable states have joint venture level taxes.

Line Item Joint Ventures

As of March 31, 2020, we had four active line item joint venture construction projects with a total contract value of $327.8 million of which our portion was $181.9 million. As of  March 31, 2020, our share of revenue remaining to be recognized on these line item joint ventures was $151.0 million. During the three months ended March 31, 2020, our portion of revenue from line item joint ventures was $12.8 million. During the three months ended March 31, 2019, our portion of revenue from line item joint ventures was $0.4 million.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

12.  Investments in Affiliates

Our investments in affiliates balance consists of equity method investments in the following types of entities:

(in thousands)	March 31, 2020	December 31, 2019	March 31, 2019
Foreign	$45,598	$55,335	$56,082
Real estate	16,651	17,229	16,433
Asphalt terminal	11,000	11,612	8,519
Total investments in affiliates	$73,249	$84,176	$81,034

The following table provides summarized balance sheet information for our affiliates accounted for under the equity method on a combined basis:

(in thousands)	March 31, 2020	December 31, 2019	March 31, 2019
Current assets	$112,426	$122,348	$137,041
Noncurrent assets	163,452	165,331	179,377
Total assets	275,878	287,679	316,418
Current liabilities	45,617	48,322	65,848
Long-term liabilities (1)	57,182	61,078	75,949
Total liabilities	102,799	109,400	141,797
Net assets	173,079	178,279	174,621
Granite’s share of net assets	$73,249	$84,176	$81,034

(1) The balance primarily related to local bank debt for equipment purchases and working capital in our foreign affiliates and debt associated with our real estate investments.

Of the $275.9 million of total affiliate assets as of March 31, 2020, we had investments in thirteen foreign entities with total assets ranging from $0.2 million to $62.5 million, three real estate entities with total assets ranging from $8.2 million to $33.6 million and the asphalt terminal entity had total assets of $25.9 million. We have direct and indirect investments in the foreign entities and our percent ownership ranged from 25% to 50% as of  March 31, 2020. During the three months ended March 31, 2020, we recorded an $9.6 million impairment charge related to our investment in foreign affiliates. See Note 4 for further discussion of the impairment charge. The equity method investments in real estate affiliates included $13.3 million, $13.6 million and $13.1 million in residential real estate in Texas as of  March 31, 2020, December 31, 2019 and  March 31, 2019, respectively. Our percent ownership in the real estate entities ranged from 18% to 47% as of March 31, 2020. The remaining balances were in commercial real estate in Texas.

13.  Property and Equipment, net

Balances of major classes of assets and total accumulated depreciation and depletion are included in property and equipment, net in the condensed consolidated balance sheets and were as follows:

(in thousands)	March 31, 2020	December 31, 2019	March 31, 2019
Equipment and vehicles	$942,116	$947,687	$915,748
Quarry property	188,380	188,960	191,805
Land and land improvements	134,147	132,531	140,078
Buildings and leasehold improvements	124,784	122,316	108,587
Office furniture and equipment	68,327	67,991	66,176
Property and equipment	1,457,754	1,459,485	1,422,394
Less: accumulated depreciation and depletion	922,796	917,188	869,890
Property and equipment, net	$534,958	$542,297	$552,504

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

14.  Long-Term Debt and Credit Arrangements

(in thousands)	March 31, 2020	December 31, 2019	March 31, 2019
2.75% Convertible Notes	$195,295	$193,696	$—
Credit Agreement - term loan	136,875	138,750	144,375
Credit Agreement - revolving credit facility	25,000	25,000	197,000
2019 Notes	—	—	40,000
Debt issuance costs and other	6,994	6,906	(804)
Total debt	364,164	364,352	380,571
Less current maturities	8,253	8,244	47,281
Total long-term debt	$355,911	$356,108	$333,290

The aggregate minimum principal maturities of long-term debt related to balances at  March 31, 2020 excluding debt issuance costs, including current maturities and the $34.7 million unamortized debt discount related to the 2.75% Convertible Notes are as follows: $6.3 million during the remainder of 2020; $8.5 million in 2021; $8.5 million in 2022; $142.3 million in 2023; $231.1 million in 2024; and $7.9 million in 2025 and thereafter.

Credit Agreement

On March 26, 2020, we entered into Amendment No.3 to the Third Amended and Restated Credit Agreement, which among other things, (i) reduced the revolving credit facility from $350.0 million to $275.0 million; (ii) amended the definition of Applicable Rate; (iii) amended the definition of Consolidated EBITDA which is used in the Consolidated Leverage Ratio financial covenant calculation; and (iv) modified certain financial covenants to allow for investments in certain large projects during 2020.

On June 19, 2020 and November 12, 2020, we entered into Amendments No. 4 and No. 5, respectively, to the Third Amended and Restated Credit Agreement, which, among other things, provided additional timing for the Company to deliver annual and quarterly financial statements.

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

The term loan requires that Granite repay 1.25% of the original $150.0 million principal balance each quarter until the maturity date, at which point the remaining balance is due. As of each  March 31, 2020, December 31, 2019 and March 31, 2019, $7.5 million of the term loan balance was included in current maturities of long-term debt on the condensed consolidated balance sheets and the remaining $129.4 million, $131.3 million and $136.9 million, respectively, was included in long-term debt.

As of March 31, 2020 , the total unused availability under the Credit Agreement was $218.8 million resulting from $31.2 million in issued and outstanding letters of credit and $25.0 million drawn under the revolving credit facility. The letters of credit had expiration dates between June 2020 and  December 2023.

Borrowings under the Credit Agreement bear interest at LIBOR, subject to a 75 basis point floor, or a base rate (at our option), plus an applicable margin based on the Consolidated Leverage Ratio (as defined in the Credit Agreement) calculated quarterly. LIBOR varies based on the applicable loan term, market conditions and other external factors. The applicable margin was 3.00% for loans bearing interest based on LIBOR and 2.00% for loans bearing interest at the base rate at  March 31, 2020. Accordingly, the effective interest rate at  March 31, 2020 using three-month LIBOR and the base rate was 4.45% and 5.25%, respectively, and we elected to use LIBOR for both the term loan and the revolving credit facility.

2.75% Convertible Notes

In November 2019, we issued an aggregate principal amount of $230.0 million of convertible senior notes (the “2.75% Convertible Notes”) at an interest rate of 2.75% per annum payable semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2020 and maturing on November 1, 2024, unless earlier converted, redeemed or repurchased.

As of  March 31, 2020 and  December 31, 2019, the carrying amount of the liability component was $195.3 million and $193.7 million, respectively. As of  March 31, 2020 and  December 31, 2019, the unamortized debt discount was $34.7 million and $36.3 million, respectively.

On October 29, 2019, in connection with the offering of our 2.75% Convertible Notes, we entered into a purchased equity derivative instrument (“Hedge Option”) and sold warrants to reduce the cost of the Hedge Option. The Hedge Option and warrants were included in additional paid-in capital on the condensed consolidated balance sheets and were $27.9 million and $11.2 million, respectively, as of both  March 31, 2020 and December 31, 2019.

2019 Notes

As of March 31, 2019, senior notes payable in the amount of $40.0 million were due to a group of institutional holders, and had an interest rate of 6.11% per annum and were originally due in December 2019 (“2019 Notes”). On July 29, 2019, we called and redeemed the $40.0 million outstanding balance.

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

The most significant financial covenants under the terms of our Credit Agreement require the maintenance of a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio. As of March 31, 2020, the Consolidated Leverage Ratio was 1.97, which did not exceed the maximum of 3.25. Our Consolidated Interest Coverage Ratio was 9.02, which exceeded the minimum of 4.00. To accommodate the delays in filing our financial statements, we entered into amendments with our lenders to extend the deadline for filing the 2019 Annual Report on Form 10-K and all of our 2020 Quarterly Reports on Form 10-Qs to February 28, 2021.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

15.  Leases

We have leases for office and shop space, as well as for equipment primarily utilized in our construction projects. As of  March 31, 2020, our lease contracts were classified as operating leases and had terms ranging from month-to-month to 23 years. As of March 31, 2020, December 31, 2019 and March 31, 2019, right of use (“ROU”) assets and long term lease liabilities were separately presented and short term lease liabilities of $17.9 million, $17.0 million, and $14.3 million, respectively, were included in accrued and other current liabilities on our condensed consolidated balance sheets.

As of  March 31, 2020, December 31, 2019 and March 31, 2019, we had no lease contracts that had not yet commenced but created significant rights and obligations.

Lease expense was $5.2 million and $4.3 million during the three months ended March 31, 2020, and 2019, respectively. As of  March 31, 2020, December 31, 2019 and March 31, 2019 our weighted-average remaining lease term was 5.6 years, 5.8 years and 6.6 years, respectively, and the weighted-average discount rate was 3.94%, 3.97% and 4.13%, respectively. As of  March 31, 2020, December 31, 2019 and March 31, 2019, the lease liability was equal to the present value of the remaining lease payments, discounted using the incremental borrowing rate on our secured debt, using one maturity discount rate that is updated quarterly, as it is not materially different than the discount rates applied to each of the leases in the portfolio.

The following table summarizes our undiscounted lease liabilities outstanding as of March 31, 2020 (in thousands):

Remainder of 2020	$15,568
2021	19,643
2022	17,502
2023	12,001
2024	7,138
2025 through 2036	13,510
Total future minimum lease payments	85,362
Less: imputed interest	(9,435)
Total	$75,927

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

16.  Weighted Average Shares Outstanding and Net Loss Per Share

The following table presents a reconciliation of the weighted average shares outstanding used in calculating basic and diluted net loss per share as well as the calculation of basic and diluted net loss per share:

	Three Months Ended March 31,
		As Restated
(in thousands, except per share amounts)	2020	2019
Numerator (basic and diluted)
Net loss allocated to common shareholders for basic calculation	$(65,370)	$(62,470)
Denominator
Weighted average common shares outstanding, basic	45,520	46,699
Dilutive effect of RSUs and 2.75% Convertible Notes (1),(2)	—	—
Weighted average common shares outstanding, diluted	45,520	46,699
Net loss per share, basic	$(1.44)	$(1.34)
Net loss per share, diluted	$(1.44)	$(1.34)
(1) Due to the net loss for the three months ended March 31, 2020 and 2019, RSUs representing approximately 443,000 and  422,000 shares, respectively, have been excluded from the number of shares used in calculating diluted net loss per share, as their inclusion would be antidilutive.

(2) As the average price of our common stock was below $31.47 per share since the issuance date of the 2.75% Convertible Notes, the number of shares used in calculating diluted net loss per share for the three months ended March 31, 2020 excluded the potential dilution from the 2.75% Convertible Notes converting into shares of common stock.

17.  Income Taxes

The following table presents the benefit from income taxes for the respective periods:

	Three Months Ended March 31,
		As Restated
(dollars in thousands)	2020	2019
Benefit from income taxes	$(14,710)	$(17,350)
Effective tax rate	16.9%	22.5%

Our effective tax rate for the three months ended March 31, 2020 decreased to 16.9% from 22.5%, when compared to the same period in 2019. This change was primarily due to the goodwill impairment and the investment in affiliates impairment which is discrete to the first quarter of 2020 and resulted in no discrete tax benefit. See Note 4 for discussion of the impairment charges.

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

Liabilities relating to legal proceedings and government inquiries, to the extent that we have concluded such liabilities are probable and the amounts of such liabilities are reasonably estimable, are recorded in the consolidated balance sheets. The aggregate liabilities recorded as of  March 31, 2020 and 2019 related to these matters were immaterial. The aggregate range of possible loss related to (i) matters considered reasonably possible, and (ii) reasonably possible amounts in excess of accrued losses recorded for probable loss contingencies, including those related to liquidated damages, could have a material impact on our consolidated financial statements if they become probable and the reasonably estimable amount is determined.

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

As of March 31, 2020, no liability related to above matters was recorded because we have concluded such liabilities are not probable and the amounts of such liabilities are not reasonably estimable.

In connection with our disclosure of the Audit Committee’s independent Investigation, we voluntarily contacted the San Francisco office of the SEC Division of Enforcement regarding the Investigation. The SEC has issued us subpoenas for documents in connection with the independent Investigation. We have produced documents to the SEC regarding the accounting issues identified during the independent Investigation and will continue to cooperate with the SEC in its investigation.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

19.  Business Segment Information

Summarized segment information is as follows (in thousands):

	Three Months Ended March 31,
	Transportation	Water	Specialty	Materials	Total
2020
Total revenue from reportable segments	$350,901	$101,657	$133,039	$64,652	$650,249
Elimination of intersegment revenue	—	—	—	(14,322)	(14,322)
Revenue from external customers	350,901	101,657	133,039	50,330	635,927
Gross profit (loss)	25,369	9,347	(10,719)	(198)	23,799
Depreciation, depletion and amortization	5,026	9,564	6,383	4,973	25,946
Segment assets	304,376	275,447	128,471	366,559	1,074,853

2019 (As Restated)
Total revenue from reportable segments	$301,964	$99,082	$139,124	$50,556	$590,726
Elimination of intersegment revenue	—	—	—	(8,913)	(8,913)
Revenue from external customers	301,964	99,082	139,124	41,643	581,813
Gross (loss) profit	(16,348)	7,946	13,298	(3,758)	1,138
Depreciation, depletion and amortization	3,640	11,056	5,812	5,579	26,087
Segment assets	326,995	303,671	152,307	375,136	1,158,109

A reconciliation of segment gross profit to consolidated loss before benefit from income taxes is as follows:

	Three Months Ended March 31,
		As Restated
(in thousands)	2020	2019
Total gross profit from reportable segments	$23,799	$1,138
Selling, general and administrative expenses	78,381	80,155
Acquisition and integration expenses	—	1,848
Non-cash impairment charges (See Note 4)	24,413	—
Gain on sales of property and equipment	(623)	(1,900)
Total other expense (income)	8,876	(1,854)
Loss before benefit from income taxes	$(87,248)	$(77,111)

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

Overview

We are one of the largest diversified infrastructure companies in the United States, engaged in infrastructure projects including the construction of streets, roads, highways, mass transit facilities, airport infrastructure, bridges, trenchless and underground utilities, power-related facilities, water-related facilities, well drilling, utilities, tunnels, dams and other infrastructure-related projects, site preparation, mining services, and infrastructure services for residential development, energy development, commercial and industrial sites, and other facilities, as well as construction management professional services. We have four reportable business segments: Transportation, Water, Specialty and Materials (see Note 19 of “Notes to the Condensed Consolidated Financial Statements”). In addition to business segments, we review our business by operating groups. Our operating groups are California, Federal, Heavy Civil, Northwest, Midwest and Water and Mineral Services.

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

For a further discussion of the uncertainties and business risks associated with the COVID-19 pandemic, see the section entitled “Risk Factors” in the 2019 Annual Report on Form 10-K.

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

Results of Operations

Our operations are typically affected more by weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability. Therefore, the results of operations of a given quarter are not indicative of the results to be expected for the full year. As described in the Explanatory Note, we have restated our unaudited condensed consolidated financial statements for the three months ended March 31, 2019, the impact of which is reflected in the tables below.

The following table presents a financial summary for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
		As Restated
(in thousands)	2020	2019
Total revenue	$635,927	$581,813
Gross profit	23,799	1,138
Selling, general and administrative expenses	78,381	80,155
Non-cash impairment charges (See Note 4)	24,413	—
Operating loss	(78,372)	(78,965)
Total other expense (income)	8,876	(1,854)
Amount attributable to non-controlling interests	7,168	(2,709)
Net loss attributable to Granite Construction Incorporated	(65,370)	(62,470)

Revenue

Total Revenue by Segment

	Three Months Ended March 31,
			As Restated
(dollars in thousands)	2020		2019
Transportation	$350,901	55.2%	$301,964	51.9%
Water	101,657	16.0	99,082	17.0
Specialty	133,039	20.9	139,124	23.9
Materials	50,330	7.9	41,643	7.2
Total	$635,927	100.0%	$581,813	100.0%

Transportation Revenue

	Three Months Ended March 31,
			As Restated
(dollars in thousands)	2020		2019
California	$94,932	27.1%	$69,513	22.9%
Federal	398	0.1	27	0.1
Heavy Civil	167,426	47.7	159,742	52.9
Midwest	24,243	6.9	18,061	6.0
Northwest	63,902	18.2	54,621	18.1
Total	$350,901	100.0%	$301,964	100.0%

Transportation revenue for the three months ended March 31, 2020 increased by $48.9 million, or 16.2%, when compared to 2019 primarily due to an increase in the California and Northwest operating groups from beginning the year with higher contract backlog and from an increase in the Heavy Civil operating group from a reduction in the net negative impact from revisions in estimates (see Note 5 of “Notes to the Condensed Consolidated Financial Statements” for more information). During the three months ended March 31, 2020 and 2019, the majority of revenue earned in the Transportation segment was from the public sector.

Water Revenue

	Three Months Ended March 31,
(dollars in thousands)	2020		2019
California	$5,512	5.4%	$1,366	1.4%
Federal	381	0.4	508	0.5
Heavy Civil	7,102	7.0	4,361	4.4
Midwest	—	—	84	0.1
Northwest	1,657	1.6	1,231	1.2
Water and Mineral Services	87,005	85.6	91,532	92.4
Total	$101,657	100.0%	$99,082	100.0%

Water revenue for the three months ended March 31, 2020 increased by $2.6 million, or 2.6%, when compared to 2019 primarily due to an increase in California and Heavy Civil operating groups from beginning the year with higher contract backlog partially offset by decreases in the Water and Mineral Services. During the three months ended March 31, 2020 and 2019, the majority of revenue earned in the Water segment was from the public sector.

Specialty Revenue

	Three Months Ended March 31,
(dollars in thousands)	2020		2019
California	$44,488	33.5%	$32,155	23.1%
Federal	26,491	19.9	15,202	10.9
Heavy Civil	3,494	2.6	—	—
Midwest	11,503	8.6	34,321	24.7
Northwest	31,613	23.8	32,192	23.1
Water and Mineral Services	15,450	11.6	25,254	18.2
Total	$133,039	100.0%	$139,124	100.0%

Specialty revenue for the three months ended March 31, 2020 decreased by $6.1 million, or 4.4%, when compared to 2019 primarily due to increases in the California and Federal operating groups which began the year with higher contract backlog and the start of new awards in 2020 in the Federal operating group. Increases were partially offset by decreases in the Water and Mineral Services and Midwest operating groups primarily which began the year with lower contract backlog. During the three months ended March 31, 2020 and 2019 revenue earned in the Specialty segment was from both the public and private sectors.

Materials Revenue

	Three Months Ended March 31,
(dollars in thousands)	2020			2019
California	$33,267	66.1%	$23,065	55.4%
Northwest	14,453	28.7	14,532	34.9
Water and Mineral Services	2,610	5.2	4,046	9.7
Total	$50,330	100.0%	$41,643	100.0%

Materials revenue for the three months ended March 31, 2020 increased by $8.7 million, or 20.9%, when compared to 2019 primarily due to increases in the California operating group from an increase in volume as a result of favorable weather during 2020 when compared to 2019.

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

Total Contract Backlog by Segment

					As Restated
(dollars in thousands)	March 31, 2020		December 31, 2019		March 31, 2019
Transportation	$2,700,336	74.2%	$2,811,669	75.2%	$2,912,627	78.2%
Water	241,161	6.6%	226,023	6.1%	319,154	8.6%
Specialty	700,588	19.2%	696,570	18.7%	493,372	13.2%
Total	$3,642,085	100.0%	$3,734,262	100.0%	$3,725,153	100.0%

Transportation Contract Backlog

					As Restated
(dollars in thousands)	March 31, 2020		December 31, 2019		March 31, 2019
Unearned revenue	$2,691,091	99.7%	$2,798,056	99.5%	$2,316,675	79.5%
Other awards (1)	9,245	0.3%	13,613	0.5%	595,952	20.5%
Total	$2,700,336	100.0%	$2,811,669	100.0%	$2,912,627	100.0%
(1) Other awards include contract awards to the extent we believe contract execution and funding is probable.

					As Restated
(dollars in thousands)	March 31, 2020		December 31, 2019		March 31, 2019
California	$530,657	19.7%	$526,641	18.7%	$422,441	14.5%
Federal	18,152	0.7%	14,139	0.5%	126	0.0%
Heavy Civil	1,321,442	48.9%	1,484,437	52.8%	1,912,727	65.6%
Midwest	208,872	7.7%	230,889	8.2%	214,164	7.4%
Northwest	621,213	23.0%	555,563	19.8%	363,169	12.5%
Total	$2,700,336	100.0%	$2,811,669	100.0%	$2,912,627	100.0%

Transportation contract backlog of $2.7 billion at March 31, 2020 was $111.3 million, or 4.0%, lower than at December 31, 2019 primarily due to progress on existing projects in the Heavy Civil and Midwest operating groups, partially offset by increased success rate on bidding activity in Federal and Northwest operating groups. Significant new awards during the three months ended March 31, 2020 included a $45.0 million runway reconstruction project in Nevada, a $25.0 million interchange reconstruction project in California and a $20.0 million railroad crossing project in California.

Non-controlling partners’ share of Transportation contract backlog as of March 31, 2020, December 31, 2019 and March 31, 2019, was $295.4 million, $310.2 million and $202.9 million, respectively. Four contracts in our Transportation segment with recorded forecasted losses had remaining revenue of $230.4 million, or 8.5%, of Transportation contract backlog at March 31, 2020.

Water Contract Backlog

					As Restated
(dollars in thousands)	March 31, 2020		December 31, 2019		March 31, 2019
Unearned revenue	$241,161	100.0%	$224,875	99.5%	$221,675	69.5%
Other awards (1)	—	0.0%	1,148	0.5%	97,479	30.5%
Total	$241,161	100.0%	$226,023	100.0%	$319,154	100.0%
(1) Other awards include contract awards to the extent we believe contract execution and funding is probable.

					As Restated
(dollars in thousands)	March 31, 2020		December 31, 2019		March 31, 2019
California	$52,136	21.6%	$19,950	8.8%	$7,314	2.3%
Federal	957	0.4%	1,041	0.5%	1,717	0.5%
Heavy Civil	41,511	17.2%	47,046	20.8%	16,827	5.3%
Midwest	150	0.1%	152	0.1%	143	0.0%
Northwest	2,868	1.2%	4,545	2.0%	1,759	0.6%
Water and Mineral Services	143,539	59.5%	153,289	67.8%	291,394	91.3%
Total	$241,161	100.0%	$226,023	100.0%	$319,154	100.0%

Water contract backlog of $241.2 million as of March 31, 2020 was $15.1 million, or 6.7%, higher than at December 31, 2019. The increase in the California operating group due to new awards was partially offset by a decrease in the Water and Mineral Services operating group due to progress on existing projects.

Specialty Contract Backlog

					As Restated
(dollars in thousands)	March 31, 2020		December 31, 2019		March 31, 2019
Unearned revenue	$667,776	95.3%	$694,297	99.7%	$459,149	93.1%
Other awards (1)	32,812	4.7%	2,273	0.3%	34,223	6.9%
Total	$700,588	100.0%	$696,570	100.0%	$493,372	100.0%

(1) Other awards include contract awards to the extent we believe contract execution and funding is probable.

					As Restated
(dollars in thousands)	March 31, 2020		December 31, 2019		March 31, 2019
California	$109,016	15.6%	$100,019	14.4%	$72,403	14.7%
Federal	139,480	19.9%	153,563	22.0%	134,605	27.3%
Heavy Civil	240,059	34.2%	243,329	34.9%	—	—
Midwest	142,680	20.4%	137,952	19.8%	214,486	43.4%
Northwest	69,353	9.9%	61,707	8.9%	71,878	14.6%
Total	$700,588	100.0%	$696,570	100.0%	$493,372	100.0%

Specialty contract backlog of $700.6 million as of March 31, 2020 was $4.0 million, or 0.6% higher than at December 31, 2019 due to increased success rate on bidding activity in the Midwest and Northwest operating groups partially offset by progress on existing projects in the Federal operating group.

Non-controlling partners’ share of Specialty contract backlog as of March 31, 2020, December 31, 2019 and March 31, 2019, was $84.3 million, $89.1 million and $107.3 million, respectively.

Gross Profit (Loss)

The following table presents gross profit (loss) by business segment for the respective periods:

	Three Months Ended March 31,
		As Restated
(dollars in thousands)	2020	2019
Transportation	$25,369	$(16,348)
Percent of segment revenue	7.2%	(5.4)%
Water	9,347	7,946
Percent of segment revenue	9.2	8.0
Specialty	(10,719)	13,298
Percent of segment revenue	(8.1)	9.6
Materials	(198)	(3,758)
Percent of segment revenue	(0.4)	(9.0)
Total gross profit	$23,799	$1,138
Percent of total revenue	3.7%	0.2%

Transportation gross profit for the three months ended March 31, 2020 increased by $41.7 million, or over 100%, when compared to 2019 primarily due to a net positive impact from revisions in estimates in our Heavy Civil operating group (see Note 5 of “Notes to the Condensed Consolidated Financial Statements”).

Water gross profit for the three months ended March 31, 2020 increased by $1.4 million, or 17.6%, when compared to 2019 primarily due to an increase in revenue volume.

Specialty gross profit for the three months ended March 31, 2020 decreased by $24.0 million, or over 100%, when compared to 2019. Gross profit as a percentage of segment revenue for the three months ended March 31, 2020 decreased to -8.1% from 9.6%. Decreases are primarily due to net negative impact from revisions in estimates on a tunnel project (see Note 5 of “Notes to the Condensed Consolidated Financial Statements”).

Materials gross loss for the three months ended March 31, 2020 decreased by $3.6 million, or 94.7%, when compared to 2019 due to an increase in volume from favorable weather during 2020 when compared to 2019.

Selling, General and Administrative Expenses

The following table presents the components of selling, general and administrative expenses for the respective periods:

	Three Months Ended March 31,
		As Restated
(dollars in thousands)	2020	2019
Selling
Salaries and related expenses	$16,566	$16,988
Restricted stock unit amortization	432	1,109
Other selling expenses	4,710	3,099
Total selling	21,708	21,196
General and administrative
Salaries and related expenses	28,135	25,944
Restricted stock unit amortization	1,419	4,821
Non-recurring legal and accounting fees	5,165	—
Other general and administrative expenses	21,954	28,194
Total general and administrative	56,673	58,959
Total selling, general and administrative	$78,381	$80,155
Percent of revenue	12.3%	13.8%

Selling Expenses

Selling expenses include the costs for estimating and bidding including customer reimbursements for portions of our selling/bid submission expenses (i.e. stipends), business development and materials facility permits. Selling expenses can vary depending on the volume of projects in process and the number of employees assigned to estimating and bidding activities. As projects are completed or the volume of work slows down, we temporarily redeploy project employees to bid on new projects, moving their salaries and related costs from cost of revenue to selling expenses. Selling expenses remained relatively unchanged during the three months ended March 31, 2020 when compared to 2019.

General and Administrative Expenses

General and administrative expenses include costs related to our operational offices that are not allocated to direct contract costs and expenses related to our corporate functions. Other general and administrative expenses include travel and entertainment, outside services, information technology, depreciation, occupancy, training, office supplies, changes in the fair market value of our Non-Qualified Deferred Compensation plan liability and other miscellaneous expenses. Total general and administrative expenses during the three months ended March 31, 2020 decreased $2.3 million, or 3.9%, when compared to 2019 due to a decrease in other general and administrative expenses from a change in the fair market value of our Non-Qualified Deferred Compensation plan liability, which is offset in other (expense) income, net, as well as decreases in restricted stock unit amortization. Decreases were offset by an increase in legal and accounting fees incurred during the three months ended March 31, 2020 that were related to the independent Investigation undertaken by the Audit Committee starting in February 2020.

Income Taxes

The following table presents the benefit from income taxes for the respective periods:

	Three Months Ended March 31,
		As Restated
(dollars in thousands)	2020	2019
Benefit from income taxes	$(14,710)	$(17,350)
Effective tax rate	16.9%	22.5%

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

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, short-term investments, available borrowing capacity and cash expected to be generated from operations. We may also from time to time access our revolving credit facility, issue and sell equity, debt or hybrid securities or engage in other capital markets transactions. As of March 31, 2020, our cash and cash equivalents consisted of deposits and money market funds held with established national financial institutions and marketable securities consisted of U.S. Government and agency obligations. Our credit facility consists of a term loan and a revolving credit facility. Of the $275.0 million revolving credit facility capacity, $218.8 million was available for borrowing at March 31, 2020. See Note 14 of “Notes to the Condensed Consolidated Financial Statements” for further discussion regarding our credit facility.

Our principal uses of liquidity are paying the costs and expenses associated with our operations, servicing outstanding indebtedness, making capital expenditures and paying dividends on our capital stock. We may also from time to time prepay or repurchase outstanding indebtedness and acquire assets or businesses that are complementary to our operations. We believe cash and cash equivalents, short-term investments, available borrowing capacity and cash expected to be generated from operations will be sufficient to meet our expected operating requirements for the next twelve months from the date of this filing. There can be no assurance that sufficient capital will continue to be available in the future or that it will be available on terms acceptable to us.

In evaluating our liquidity position and needs, we consider cash and cash equivalents held by our consolidated construction joint ventures (“CCJVs”). The following table presents our cash, cash equivalents and marketable securities, including amounts from our CCJVs, as of the respective dates:

(in thousands)	March 31, 2020	December 31, 2019	March 31, 2019
Cash and cash equivalents excluding CCJVs	$140,906	$184,141	$68,782
CCJV cash and cash equivalents (1)	101,698	78,132	131,481
Total consolidated cash and cash equivalents	242,604	262,273	200,263
Short-term and long-term marketable securities (2)	5,000	32,799	66,049
Total cash, cash equivalents and marketable securities	$247,604	$295,072	$266,312

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

Granite’s portion of CCJV cash and cash equivalents was $58.7 million, $44.3 million and $75.6 million as of March 31, 2020, December 31, 2019 and March 31, 2019, respectively. Excluded from the table above is Granite’s portion of unconsolidated construction joint venture cash and cash equivalents of $44.1 million, $60.4 million and $91.0 million as of March 31, 2020, December 31, 2019 and March 31, 2019, respectively.

Cash Flows

	Three Months Ended March 31,
		As Restated
(in thousands)	2020	2019
Net cash (used in) provided by:
Operating activities	$(20,125)	$(36,364)
Investing activities	5,902	(24,343)
Financing activities	(6,400)	(11,834)

Operating activities

As a large infrastructure contractor and construction materials producer, our revenue, gross profit and the resulting operating cash flows can differ significantly from period to period due to a variety of factors, including seasonal cycles, our projects’ progressions toward completion, outstanding contract change orders and affirmative claims, and the payment terms of our contracts.

Additionally, operating cash flows are impacted by the timing related to funding construction joint ventures and the resolution of uncertainties inherent in the complex nature of the work that we perform, including claim and back charge settlements.

Our working capital assets result from both public and private sector projects. Customers in the private sector can be slower paying than those in the public sector; however, private sector projects generally have higher gross profit as a percentage of revenue. While we typically invoice our customers on a monthly basis, our contracts frequently provide for retention that is a specified percentage withheld from each payment by our customers until the contract is completed and the work accepted by the customer which can cause fluctuations in operating cash flows.

Cash used in operating activities of $20.1 million for the three months ended March 31, 2020 represents a $16.2 million decrease when compared to 2019. The change was primarily due to a $15.8 million decrease in net contributions to unconsolidated joint ventures and affiliates and a $4.1 million decrease in the net loss after adjusting for non-cash items partially offset by $3.6 million increase in cash used in working capital. The increase in working capital was due to a decrease in cash provided by accounts receivable from reduced volume and a decrease in cash provided from accounts payable due to timing of payments.

Investing activities

Cash provided by investing activities of $5.9 million for the three months ended March 31, 2020 increased $30.2 million when compared to cash used in investing activities in 2019 primarily due to an increase in maturities of marketable securities.

Financing activities

Cash used in financing activities of $6.4 million for the three months ended March 31, 2020 represents a $5.4 million decrease when compared to 2019 and was primarily due to a decrease in repurchases of common stock.

Capital Expenditures

During the three months ended March 31, 2020, we had capital expenditures of $21.4 million compared to $28.7 million during 2019. Major capital expenditures are typically for aggregate and asphalt production facilities, aggregate reserves, construction equipment, buildings and leasehold improvements and investments in our information technology systems. The timing and amount of such expenditures can vary based on the progress of planned capital projects, the type and size of construction projects, changes in business outlook and other factors. During the year ended December 31, 2020, capital expenditures were approximately $90.0 million.

Derivatives

We recognize interest rate and commodity swap derivative instruments as either assets or liabilities at fair value using Level 2 inputs in the condensed consolidated balance sheets. See Note 10 to “Notes to the Condensed Consolidated Financial Statements” for further information. The hedge option and warrant derivative transactions related to the 2.75% Convertible Notes were recorded to equity on our condensed consolidated balance sheets based on the cash proceeds. See Note 14 to “Notes to the Condensed Consolidated Financial Statements” for further information.

Surety Bonds and Real Estate Mortgages

We are generally required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At March 31, 2020, approximately $3.4 billion of our contract backlog was bonded. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds after the owner accepts the work performed under contract. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.

Our investments in real estate affiliates are subject to mortgage indebtedness. This indebtedness is non-recourse to Granite but is recourse to the real estate entities. The terms of this indebtedness are typically renegotiated to reflect the evolving nature of the real estate projects as they progress through acquisition, entitlement and development. Modification of these terms may include changes in loan-to-value ratios requiring the real estate entity to repay portions of the debt. Our unconsolidated investments in our foreign affiliates are subject to local bank debt primarily for equipment purchases and working capital. This debt is non-recourse to Granite, but it is recourse to the affiliates. The debt associated with our unconsolidated non-construction entities is included in Note 12 of “Notes to the Condensed Consolidated Financial Statements.”

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

The most significant financial covenants under the terms of our Credit Agreement require the maintenance of a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio. As of March 31, 2020, the Consolidated Leverage Ratio was 1.97, which did not exceed the maximum of 3.25. Our Consolidated Interest Coverage Ratio was 9.02, which exceeded the minimum of 4.00. To accommodate the delays in filing our financial statements, we entered into amendments with our lenders to extend the deadline for filing the 2019 Annual Report on Form 10-K and all of our 2020 Quarterly Reports on Form 10-Qs to February 28, 2021.

Share Repurchase Program

As announced on April 29, 2016, on April 7, 2016, the Board of Directors authorized us to repurchase up to $200.0 million of our common stock at management’s discretion. As part of this authorization we have established a plan to facilitate common stock repurchases. As of March 31, 2020, $157.2 million of the authorization remained available. The specific timing and amount of any future repurchases will vary based on market conditions, securities law limitations and other factors.

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

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in our exposure to market risk when compared to those disclosed in our 2019 Annual Report on Form 10-K.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this report as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) were not effective due to material weaknesses previously disclosed in our 2019 Annual Report on Form 10-K. In light of the material weaknesses in our internal control over financial reporting, we performed extensive additional analysis and other procedures to validate that our financial information contained in this Form 10-Q was prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Following such additional analysis and procedures, our management, including our principal executive officer and principal financial officer, has concluded that our financial statements state fairly, in all material respects, our financial position, results of our operations and our cash flows for the periods presented in this Form 10-Q, in conformity with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Liabilities relating to legal proceedings and government inquiries, to the extent that we have concluded such liabilities are probable and the amounts of such liabilities are reasonably estimable, are recorded in the consolidated balance sheets. The aggregate liabilities recorded as of March 31, 2020 and 2019 related to these matters were immaterial. The aggregate range of possible loss related to (i) matters considered reasonably possible, and (ii) reasonably possible amounts in excess of accrued losses recorded for probable loss contingencies, including those related to liquidated damages, could have a material impact on our consolidated financial statements if they become probable and the reasonably estimable amount is determined.

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

As of March 31, 2020, no liability related to above matters was recorded because we have concluded such liabilities are not probable and the amounts of such liabilities are not reasonably estimable.

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

There have been no material changes in the risk factors previously disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended March 31, 2020:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
January 1, 2020 through January 31, 2020	941	$27.44	—	$157,165,044
February 1, 2020 through February 29, 2020	554	$27.11	—	$157,165,044
March 1, 2020 through March 31, 2020	48,215	$12.75	—	$157,165,044
	49,710	$13.18	—
(1) The number of shares purchased is in connection with employee tax withholding for restricted stock units vested under our 2012 Equity Incentive Plan.
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

Amendment No. 3 to Third Amended and Restated Credit Agreement, dated March 26, 2020, by and among the Company, Granite Construction Company, and GILC Incorporated, as borrowers, Bank of America, N.A., as Administrative Agent, and the lenders party thereto

10.2	†	Executive Retention and Severance Plan III and Participation Agreement [Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K with the SEC on March 30, 2020]
10.3	†	Long-Term Incentive Plan [Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on March 30, 2020]
10.4	†	LTIP Award Agreement [Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on March 30, 2020]
31.1	†	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	†	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	††	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95	†	Mine Safety Disclosure
101.INS	†	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)
101.SCH	†	Inline XBRL Taxonomy Extension Schema
101.CAL	†	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	†	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	†	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	†	Inline XBRL Taxonomy Extension Presentation Linkbase
104	†	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Filed herewith
††	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE CONSTRUCTION INCORPORATED

Date:	February 25, 2021	By:	/s/ Elizabeth L. Curtis
Elizabeth L. Curtis
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)