Form 10-Q
period 2020-06-30
GRANITE CONSTRUCTION INC
filed 2021-02-25
CIK 861459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

As disclosed in our 2019 Annual Report on Form 10-K, in February 2020, the Audit/Compliance Committee of the Company’s Board of Directors, assisted by independent counsel, initiated an investigation of prior-period reporting for the Heavy Civil operating group, and the extent to which these matters affect the effectiveness of the Company’s internal control over financial reporting (the “Investigation”). The Investigation is now complete. We have restated our consolidated financial statements as of December 31, 2018, and for the years ended December 31, 2018 and 2017 and our unaudited quarterly financial information for the first three quarters in the year ended December 31, 2019 and for each of the quarters in the year ended December 31, 2018 in our Annual Report on Form 10-K for the year ended December 31, 2019 filed on February 22, 2021 to correct misstatements associated with project forecasts in the Heavy Civil operating group (the “Investigation Adjustments”) discovered in connection with the independent Investigation. In addition to the Investigation Adjustments, we corrected additional identified out-of-period and uncorrected misstatements that were not material, individually or in the aggregate, to our consolidated financial statements. We have reflected the impact of the restatement on our unaudited condensed consolidated financial information as of and for the three and six months ended June 30, 2019 herein. See Note 3 of “Notes to the Condensed Consolidated Financial Statements” for additional information.

Index

EXPLANATORY NOTE
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
Condensed Consolidated Balance Sheets as of June 30, 2020, December 31, 2019 and June 30, 2019
Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2020 and 2019
Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2020 and 2019
Condensed Consolidated Statements of Shareholders’ Equity for the Three and Six Months Ended June 30, 2020 and 2019
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2020 and 2019
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

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited - in thousands, except share and per share data)

			As Restated
	June 30, 2020	December 31, 2019	June 30, 2019
ASSETS
Current assets
Cash and cash equivalents ($93,500, $78,132, and $115,933 related to consolidated construction joint ventures (“CCJVs”))	$288,922	$262,273	$144,958
Short-term marketable securities	—	27,799	41,037
Receivables, net ($31,978, $29,564 and $31,656 related to CCJVs)	596,922	547,417	564,543
Contract assets ($26,075, $25,034 and $17,371 related to CCJVs)	191,919	211,441	224,389
Inventories	105,023	88,885	101,686
Equity in construction joint ventures	183,542	193,110	220,247
Other current assets ($14,392, $13,350 and $11,440 related to CCJVs)	57,614	46,016	80,560
Total current assets	1,423,942	1,376,941	1,377,420
Property and equipment, net ($27,256, $31,136 and $31,560 related to CCJVs)	540,053	542,297	558,378
Long-term marketable securities	5,896	5,000	20,000
Investments in affiliates	74,511	84,176	82,109
Goodwill	248,690	264,279	264,107
Right of use assets	72,244	72,534	73,439
Deferred income taxes, net	40,926	50,158	28,249
Other noncurrent assets	102,392	106,703	120,915
Total assets	$2,508,654	$2,502,088	$2,524,617

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$8,253	$8,244	$48,397
Accounts payable ($56,315, $57,795 and $50,338 related to CCJVs)	358,401	400,775	302,651
Contract liabilities ($69,688, $20,994 and $28,702 related to CCJVs)	159,818	95,737	128,443
Accrued expenses and other current liabilities ($4,179, $2,415 and $4,311 related to CCJVs)	363,128	337,300	360,231
Total current liabilities	889,600	842,056	839,722
Long-term debt	405,770	356,108	366,896
Long-term lease liabilities	56,071	58,618	60,868
Deferred income taxes, net	3,335	3,754	4,680
Other long-term liabilities	63,118	63,136	58,268
Commitments and contingencies (Note 18)
Equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	—	—	—
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding: 45,651,914 shares as of June 30, 2020, 45,503,805 shares as of December 31, 2019 and 46,838,199 shares as of June 30, 2019	458	456	468
Additional paid-in capital	553,038	549,307	568,264
Accumulated other comprehensive loss	(5,800)	(2,645)	(2,187)
Retained earnings	520,025	594,353	579,920
Total Granite Construction Incorporated shareholders’ equity	1,067,721	1,141,471	1,146,465
Non-controlling interests	23,039	36,945	47,718
Total equity	1,090,760	1,178,416	1,194,183
Total liabilities and equity	$2,508,654	$2,502,088	$2,524,617

The accompanying notes are an integral part of these condensed consolidated financial statements.

  GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited - in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
		As Restated		As Restated
	2020	2019	2020	2019
Revenue
Transportation	$535,101	$481,746	$886,002	$783,710
Water	109,724	112,070	211,381	211,152
Specialty	174,914	174,629	307,953	313,753
Materials	96,032	97,647	146,362	139,290
Total revenue	915,771	866,092	1,551,698	1,447,905
Cost of revenue
Transportation	503,904	481,247	829,436	799,559
Water	97,145	101,568	189,455	192,704
Specialty	149,634	152,874	293,392	278,700
Materials	76,745	83,645	127,273	129,046
Total cost of revenue	827,428	819,334	1,439,556	1,400,009
Gross profit	88,343	46,758	112,142	47,896
Selling, general and administrative expenses	91,682	70,998	170,063	151,153
Acquisition and integration expenses	—	9,177	—	11,025
Non-cash impairment charges (See Note 4)	—	—	24,413	—
Gain on sales of property and equipment	(1,190)	(4,935)	(1,813)	(6,835)
Operating loss	(2,149)	(28,482)	(80,521)	(107,447)
Other (income) expense
Interest income	(767)	(1,728)	(2,058)	(4,544)
Interest expense	6,549	4,158	11,543	8,172
Equity in income of affiliates, net	(2,016)	(2,594)	(2,062)	(3,884)
Other (income) expense, net	(3,160)	(759)	2,059	(2,521)
Total other expense (income)	606	(923)	9,482	(2,777)
Loss before benefit from income taxes	(2,755)	(27,559)	(90,003)	(104,670)
Benefit from income taxes	(1,782)	(5,913)	(16,492)	(23,263)
Net loss	(973)	(21,646)	(73,511)	(81,407)
Amount attributable to non-controlling interests	4,378	(2,596)	11,546	(5,305)
Net income (loss) attributable to Granite Construction Incorporated	$3,405	$(24,242)	$(61,965)	$(86,712)

Net income (loss) per share attributable to common shareholders (See Note 16)
Basic	$0.07	$(0.52)	$(1.36)	$(1.85)
Diluted	$0.07	$(0.52)	$(1.36)	$(1.85)
Weighted average shares of common stock
Basic	45,620	46,824	45,570	46,762
Diluted	46,281	46,824	45,570	46,762

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited - in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
		As Restated		As Restated
	2020	2019	2020	2019
Net loss	$(973)	$(21,646)	$(73,511)	$(81,407)
Other comprehensive loss, net of tax:
Net unrealized gain (loss) on derivatives	$265	$(2,178)	$(3,095)	$(2,776)
Less: reclassification for net losses (gains) included in interest expense	390	(117)	440	(290)
Net change	$655	$(2,295)	$(2,655)	$(3,066)
Foreign currency translation adjustments, net	83	1,179	(500)	1,618
Other comprehensive income (loss)	$738	$(1,116)	$(3,155)	$(1,448)
Comprehensive loss	$(235)	$(22,762)	$(76,666)	$(82,855)
Non-controlling interests in comprehensive income (loss)	4,378	(2,596)	11,546	(5,305)
Comprehensive income (loss) attributable to Granite Construction Incorporated	$4,143	$(25,358)	$(65,120)	$(88,160)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited - in thousands, except share data)

	Outstanding Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Granite Shareholders’ Equity	Non-controlling Interests	Total Equity
Balances at March 31, 2020	45,592,292	$457	$551,189	$(6,538)	$522,639	$1,067,747	$32,057	$1,099,804
Net income (loss)	—	—	—	—	3,405	3,405	(4,378)	(973)
Other comprehensive income	—	—	—	738	—	738	—	738
Purchases of common stock (1)	(4,211)	—	(73)	—	—	(73)	—	(73)
Restricted Stock Units (“RSUs”) vested	29,305	1	(1)	—	—	—	—	—
Dividends on common stock ($0.13 per share)	—	—	—	—	(5,935)	(5,935)	—	(5,935)
Transactions with non-controlling interests	—	—	—	—	—	—	(4,640)	(4,640)
Amortized RSUs and other	34,528	—	1,923	—	(84)	1,839	—	1,839
Balances at June 30, 2020	45,651,914	$458	$553,038	$(5,800)	$520,025	$1,067,721	$23,039	$1,090,760

Balances at March 31, 2019 (As Restated)	46,812,366	$468	$566,497	$(1,081)	$610,302	$1,176,186	$48,333	$1,224,519
Net (loss) income	—	—	—	—	(24,242)	(24,242)	2,596	(21,646)
Other comprehensive loss	—	—	—	(1,116)	—	(1,116)	—	(1,116)
Purchases of common stock (1)	(1,987)	—	(81)	—	—	(81)	—	(81)
RSUs vested	17,443	—	—	—	—	—	—	—
Dividends on common stock ($0.13 per share)	—	—	—	—	(6,089)	(6,089)	—	(6,089)
Transactions with non-controlling interests	—	—	—	—	—	—	(3,210)	(3,210)
Amortized RSUs and other	10,377	—	1,848	10	(51)	1,807	(1)	1,806
Balances at June 30, 2019 (As Restated)	46,838,199	$468	$568,264	$(2,187)	$579,920	$1,146,465	$47,718	$1,194,183

Balances at December 31, 2019	45,503,805	$456	$549,307	$(2,645)	$594,353	$1,141,471	$36,945	$1,178,416
Net loss	—	—	—	—	(61,965)	(61,965)	(11,546)	(73,511)
Other comprehensive loss	—	—	—	(3,155)	—	(3,155)	—	(3,155)
Purchases of common stock (1)	(53,921)	—	(727)	—	—	(727)	—	(727)
RSUs vested	168,360	2	(2)	—	—	—	—	—
Dividends on common stock ($0.13 per share)	—	—	—	—	(11,862)	(11,862)	—	(11,862)
Effect of adopting Topic 326 (Note 2)	—	—	—	—	(366)	(366)	—	(366)
Transactions with non-controlling interests	—	—	—	—	—	—	(2,360)	(2,360)
Amortized RSUs and other	33,670	—	4,460	—	(135)	4,325	—	4,325
Balances at June 30, 2020	45,651,914	$458	$553,038	$(5,800)	$520,025	$1,067,721	$23,039	$1,090,760

Balances at December 31, 2018	46,665,889	$467	$564,559	$(749)	$679,453	$1,243,730	$45,624	$1,289,354
Net (loss) income	—	—	—	—	(86,712)	(86,712)	5,305	(81,407)
Other comprehensive loss	—	—	—	(1,448)	—	(1,448)	—	(1,448)
Purchases of common stock (1)	(88,091)	(1)	(3,947)	—	—	(3,948)	—	(3,948)
RSUs vested	251,393	2	—	—	—	2	—	2
Dividends on common stock ($0.13 per share)	—	—	—	—	(12,175)	(12,175)	—	(12,175)
Effect of adopting Topic 842	—	—	—	—	(539)	(539)	—	(539)
Transactions with non-controlling interests	—	—	—	—	—	—	(3,209)	(3,209)
Amortized RSUs and other	9,008	—	7,652	10	(107)	7,555	(2)	7,553
Balances at June 30, 2019 (As Restated)	46,838,199	$468	$568,264	$(2,187)	$579,920	$1,146,465	$47,718	$1,194,183

(1) Represents shares purchased in connection with employee tax withholding for RSUs vested under our 2012 Equity Incentive Plan.

The accompanying notes are an integral part of these condensed consolidated financial statements

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - in thousands)

		As Restated
Six Months Ended June 30,	2020	2019
Operating activities
Net loss	$(73,511)	$(81,407)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	57,269	61,747
Amortization related to the 2.75% Convertible Notes (See Note 14)	4,255	—
Gain on sales of property and equipment, net	(1,813)	(6,835)
Stock-based compensation	3,936	7,221
Equity in net loss from unconsolidated joint ventures	30,506	72,835
Net income from affiliates	(2,062)	(3,884)
Non-cash impairment charges (See Note 4)	24,413	—
Other non-cash adjustments	1,832	4,627
Changes in assets and liabilities:
Receivables	(35,486)	(79,090)
Contract assets, net	83,065	(20,426)
Inventories	(16,138)	(12,329)
Contributions to unconsolidated construction joint ventures and affiliates	(24,223)	(45,500)
Distributions from unconsolidated construction joint ventures and affiliates	7,146	830
Other assets, net	(14,603)	(32,785)
Accounts payable	(44,103)	42,477
Accrued expenses and other current liabilities, net	12,000	(996)
Net cash provided by (used in) operating activities	12,483	(93,515)
Investing activities
Purchases of marketable securities	(4,996)	—
Proceeds from called marketable securities	20,000	—
Maturities of marketable securities	10,000	5,000
Purchases of property and equipment	(52,236)	(54,354)
Proceeds from sales of property and equipment	7,278	7,870
Cash paid to purchase businesses, net of cash and restricted cash acquired	—	(6,227)
Other investing activities, net	(1,453)	(215)
Net cash used in investing activities	(21,407)	(47,926)
Financing activities
Proceeds from debt	50,000	75,499
Debt principal repayments	(4,212)	(43,842)
Cash dividends paid	(11,842)	(12,152)
Repurchases of common stock	(728)	(3,948)
Contributions from non-controlling partners	5,500	—
Distributions to non-controlling partners	(7,860)	(3,200)
Other financing activities, net	392	1,238
Net cash provided by financing activities	31,250	13,595
Net increase (decrease) in cash, cash equivalents and restricted cash	22,326	(127,846)
Cash, cash equivalents and $5,835 and $5,825 restricted cash at beginning of period	268,108	278,629
Cash, cash equivalents and $1,512 and $5,825 restricted cash at end of period	$290,434	$150,783
Supplementary Information
Right of use assets obtained in exchange for lease obligations	$8,804	$9,835
Cash paid for operating lease liabilities	10,601	8,811
Cash paid during the period for:
Interest	$8,874	$8,381
Income taxes	937	11,463
Non-cash investing and financing activities:
RSUs issued, net of forfeitures	$4,834	$8,541
Accrued cash dividends	5,935	6,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (“we,” “us,” “our,” “the Company” or “Granite”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), are unaudited and should be read in conjunction with our Annual Report on Form 10-K for the year ended  December 31, 2019. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to state fairly our financial position at  June 30, 2020 and 2019 and the results of our operations and cash flows for the periods presented. The  December 31, 2019 condensed consolidated balance sheet data included herein was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.

Our operations are typically affected more by weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability. Therefore, the results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year.

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

Cash, Cash Equivalents and Restricted Cash: The table below presents changes in cash, cash equivalents and restricted cash on the condensed consolidated statements of cash flows and a reconciliation to the amounts reported in the condensed consolidated balance sheets (in thousands):

Six months ended June 30,	2020	2019
Cash, cash equivalents and restricted cash, beginning of period	$268,108	$278,629
End of the period
Cash and cash equivalents	288,922	144,958
Restricted cash	1,512	5,825
Total cash, cash equivalents and restricted cash, end of period	290,434	150,783
Net increase (decrease) in cash, cash equivalents and restricted cash	$22,326	$(127,846)

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and in May 2019 issued ASU No. 2019-05, Credit Losses (Topic 326): Targeted Transition Relief (collectively referred to as “Topic 326”). Topic 326 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. We adopted Topic 326 effective January 1, 2020, recognizing a net cumulative decrease to retained earnings of approximately $0.5 million. Topic 326 was applicable to the following financial assets: short and long-term marketable securities, receivables, contract assets and long-term notes receivables included in other noncurrent assets in our condensed consolidated balance sheets. We elected to estimate the expected credit losses using a loss rate method that was applied to groups of assets categorized based on similar risk characteristics. The loss rate was based on historical losses and other information available to management. To account for the measurement of expected credit losses an allowance for credit losses was required for receivables and contract assets and was not required for any other applicable financial asset. As of June 30, 2020, $1.8 million was deducted primarily from receivables to present the net amount expected to be collected.

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

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

3.  Restatement

Restatement Background

As disclosed in our 2019 Annual Report on Form 10-K, in February 2020, the Audit/Compliance Committee of the Company’s Board of Directors, assisted by independent counsel, initiated an investigation of prior-period reporting for the Heavy Civil operating group, and the extent to which these matters affect the effectiveness of the Company’s internal control over financial reporting (the “Investigation”). The Investigation is now complete. We have restated our consolidated financial statements as of December 31, 2018, and for the years ended December 31, 2018 and 2017 and our unaudited quarterly financial information for the first three quarters in the year ended December 31, 2019 and for each of the quarters in the year ended December 31, 2018 in our Annual Report on Form 10-K for the year ended December 31, 2019 to correct misstatements associated with project forecasts in the Heavy Civil operating group (the “Investigation Adjustments”) discovered in connection with the independent Investigation. In addition to the Investigation Adjustments, we corrected additional identified out-of-period and uncorrected misstatements that were not material, individually or in the aggregate, to our consolidated financial statements (the “Other Adjustments”). We have reflected the impact of the restatement on our unaudited condensed consolidated financial information as of and for the three and six months ended June 30, 2019 herein.

Description of Restatement Tables

We have presented below a reconciliation from the previously reported to the restated values as of and for the three and six months ended June 30, 2019. The previously reported values were derived from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed on August 6, 2019 and are labeled as “As Previously Reported” in the following tables. The account balances labeled as “Investigation Adjustments” represent effects of adjustments resulting from the Investigation. The account balances labeled as “Other Adjustments” represent the effects of other adjustments, which related to revisions in estimates in projects primarily impacting revenue and cost of revenue in the Transportation segment as a result of out-of-period or uncorrected misstatements in previously filed financial statements that were not material, individually or in the aggregate, to those previously filed financial statements, balance sheet reclassifications and other immaterial adjustments.

The impacts to the condensed consolidated statements of shareholders’ equity and comprehensive (loss) income as a result of the restatement were due to the changes in net income for the three and six months ended June 30, 2019. In addition, there was no impact to net cash used in investing and financing activities for the six months ended June 30, 2019 as a result of the restatement.

The effects of the prior-period misstatements on our consolidated financial statements are as follows (in thousands, except per share data):

Consolidated Balance Sheet

June 30, 2019	As Previously Reported	Investigation Adjustments	Other Adjustments	As Restated
ASSETS
Current assets
Cash and cash equivalents	$144,958	$—	$—	$144,958
Short-term marketable securities	41,037	—	—	41,037
Receivables, net	551,958	10,567	2,018	564,543
Contract assets	257,650	(30,286)	(2,975)	224,389
Inventories	102,163	—	(477)	101,686
Equity in construction joint ventures	241,786	(18,401)	(3,138)	220,247
Other current assets	63,056	16,919	585	80,560
Total current assets	1,402,608	(21,201)	(3,987)	1,377,420
Property and equipment, net	557,118	—	1,260	558,378
Long-term marketable securities	20,000	—	—	20,000
Investments in affiliates	82,109	—	—	82,109
Goodwill	264,107	—	—	264,107
Right of use assets	73,439	—	—	73,439
Deferred income taxes, net	36,055	(8,580)	774	28,249
Other noncurrent assets	122,705	—	(1,790)	120,915
Total assets	$2,558,141	$(29,781)	$(3,743)	$2,524,617

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$48,397	$—	$—	$48,397
Accounts payable	303,128	—	(477)	302,651
Contract liabilities	119,289	9,154	—	128,443
Accrued expenses and other current liabilities	339,047	21,184	—	360,231
Total current liabilities	809,861	30,338	(477)	839,722
Long-term debt	366,896	—	—	366,896
Long-term lease liabilities	60,868	—	—	60,868
Deferred income taxes, net	4,680	—	—	4,680
Other long-term liabilities	58,268	—	—	58,268
Commitments and contingencies
Equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	—	—	—	—
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding: 46,838,199 shares as of June 30, 2019	468	—	—	468
Additional paid-in capital	568,264	—	—	568,264
Accumulated other comprehensive (loss) income	(3,448)	—	1,261	(2,187)
Retained earnings	642,124	(58,719)	(3,485)	579,920
Total Granite Construction Incorporated shareholders’ equity	1,207,408	(58,719)	(2,224)	1,146,465
Non-controlling interests	50,160	(1,400)	(1,042)	47,718
Total equity	1,257,568	(60,119)	(3,266)	1,194,183
Total liabilities and equity	$2,558,141	$(29,781)	$(3,743)	$2,524,617

Consolidated Statement of Operations

	Three Months Ended June 30, 2019				Six Months Ended June 30, 2019
	As Previously Reported	Investigation Adjustments	Other Adjustments	As Restated	As Reported	Investigation Adjustments	Other Adjustments	As Restated
Revenue
Transportation	$403,978	$76,255	$1,513	$481,746	$742,188	$48,233	$(6,711)	$783,710
Water	112,831	(728)	(33)	112,070	212,086	(898)	(36)	211,152
Specialty	175,084	—	(455)	174,629	315,777	—	(2,024)	313,753
Materials	97,647	—	—	97,647	139,290	—	—	139,290
Total revenue	789,540	75,527	1,025	866,092	1,409,341	47,335	(8,771)	1,447,905
Cost of revenue
Transportation	503,857	(22,610)	—	481,247	820,817	(16,402)	(4,856)	799,559
Water	101,568	—	—	101,568	192,704	—	—	192,704
Specialty	152,874	—	—	152,874	278,700	—	—	278,700
Materials	83,645	—	—	83,645	129,046	—	—	129,046
Total cost of revenue	841,944	(22,610)	—	819,334	1,421,267	(16,402)	(4,856)	1,400,009
Gross (loss) profit	(52,404)	98,137	1,025	46,758	(11,926)	63,737	(3,915)	47,896
Selling, general and administrative expenses	69,998	—	1,000	70,998	151,153	—	—	151,153
Acquisition and integration expenses	9,177	—	—	9,177	12,500	—	(1,475)	11,025
Gain on sales of property and equipment	(4,935)	—	—	(4,935)	(6,835)	—	—	(6,835)
Operating loss	(126,644)	98,137	25	(28,482)	(168,744)	63,737	(2,440)	(107,447)
Other (income) expense
Interest income	(1,728)	—	—	(1,728)	(4,544)	—	—	(4,544)
Interest expense	4,158	—	—	4,158	8,172	—	—	8,172
Equity in income of affiliates, net	(2,594)	—	—	(2,594)	(3,884)	—	—	(3,884)
Other income, net	(759)	—	—	(759)	(2,521)	—	—	(2,521)
Total other income	(923)	—	—	(923)	(2,777)	—	—	(2,777)
Loss before benefit from income taxes	(125,721)	98,137	25	(27,559)	(165,967)	63,737	(2,440)	(104,670)
Benefit from income taxes	(31,760)	25,874	(27)	(5,913)	(40,925)	18,247	(585)	(23,263)
Net loss	(93,961)	72,263	52	(21,646)	(125,042)	45,490	(1,855)	(81,407)
Amount attributable to non-controlling interests	(3,875)	1,341	(62)	(2,596)	(7,368)	1,400	663	(5,305)
Net loss attributable to Granite Construction Incorporated	$(97,836)	$73,604	$(10)	$(24,242)	$(132,410)	$46,890	$(1,192)	$(86,712)

Net loss per share attributable to common shareholders
Basic	$(2.09)	$1.57	$(0.00)	$(0.52)	$(2.83)	$1.00	$(0.03)	$(1.85)
Diluted	$(2.09)	$1.57	$(0.00)	$(0.52)	$(2.83)	$1.00	$(0.03)	$(1.85)
Weighted average shares of common stock
Basic	46,824	46,824	46,824	46,824	46,762	46,762	46,762	46,762
Diluted	46,824	46,824	46,824	46,824	46,762	46,762	46,762	46,762

Consolidated Statement of Cash Flows

Six Months Ended June 30, 2019	As Previously Reported	Investigation Adjustments	Other Adjustments	As Restated
Operating activities
Net loss	$(125,042)	$45,490	$(1,855)	$(81,407)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	61,747	—	—	61,747
Gain on sales of property and equipment, net	(6,835)	—	—	(6,835)
Deferred income taxes	(35,192)	35,189	—	(3)
Stock-based compensation	7,221	—	—	7,221
Equity in net loss from unconsolidated joint ventures	105,834	(60,073)	27,074	72,835
Net income from affiliates	(3,884)	—	—	(3,884)
Other non-cash adjustments	4,630	—	—	4,630
Changes in assets and liabilities:
Receivables	(78,081)	—	(1,009)	(79,090)
Contract assets, net	(23,775)	(3,687)	7,036	(20,426)
Inventories	(12,905)	—	576	(12,329)
Contributions to unconsolidated construction joint ventures	(45,500)	—	—	(45,500)
Distributions from unconsolidated construction joint ventures	830	—	—	830
Other assets, net	(15,361)	(16,919)	(505)	(32,785)
Accounts payable	48,230	—	(5,753)	42,477
Accrued expenses and other current liabilities, net	24,568	—	(25,564)	(996)
Net cash used in operating activities	$(93,515)	$—	$—	$(93,515)

4.  Impairment Charges

Goodwill

We performed an interim goodwill impairment test on the March 31, 2020 balances of our Water and Mineral Services Group Materials and Specialty reporting units due to an adverse change in the business climate for these reporting units, including a modified relationship with a business partner, increased competition and market consolidation during the three months ended March 31, 2020, exasperated by economic disruption and market conditions associated with the COVID-19 pandemic. These factors led to reductions in the revenue and margin growth rates used in our quantitative goodwill tests. The goodwill impairment test resulted in a $14.8 million impairment charge during the three months ended March 31, 2020 associated with our Water and Mineral Services Group Materials reporting unit and no impairment charge associated with our Water and Minerals Services Group Specialty reporting unit as its estimated fair value exceeded its net book value (i.e., cushion) by over 15%. Interim goodwill impairment tests were not performed on our remaining reporting units as there was no indication of a possible goodwill impairment nor were interim goodwill impairment tests performed on the June 30, 2020 balances as there were no indicators of possible goodwill impairment.

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

Investment in Affiliates

During the six months ended June 30, 2020, operating costs increased in certain of our foreign entity investments in affiliates which resulted in price increases and therefore a decrease in demand. The effect of this change in business climate on certain investments’ expected future operating cash flows resulted in other than temporary decline in fair value below the carrying value. Therefore, we recorded a non-cash impairment charge of $9.6 million during the six months ended June 30, 2020. The remaining carrying value of the investments of $74.5 million at June 30, 2020 represents the fair value recorded on a nonrecurring basis and is a Level 3 fair value measurement.

5.  Revisions in Estimates

Our profit recognition related to construction contracts is based on estimates of transaction price and costs to complete each project. These estimates can vary significantly in the normal course of business as projects progress, circumstances develop and evolve, and uncertainties are resolved. Changes in estimates of transaction price and costs to complete may result in the reversal of previously recognized revenue if the current estimate adversely differs from the previous estimate. When we experience significant changes in our estimates, we undergo a process that includes reviewing the nature of the changes to ensure that there are no material amounts that should have been recorded in a prior period rather than as revisions in estimates for the current period. For revisions in estimates, generally we use the cumulative catch-up method for changes to the transaction price that are part of a single performance obligation. Under this method, revisions in estimates are accounted for in their entirety in the period of change. There can be no assurance that we will not experience further changes in circumstances or otherwise be required to revise our estimates in the future. Other than those identified in the 2019 Annual Report on Form 10-K, we did not identify any material amounts that should have been recorded in a prior period for the three and six months ended June 30, 2019. In our review of these changes for the three and six months ended  June 30, 2020, we did not identify any material amounts that should have been recorded in a prior period.

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

There was one project with an increase from revisions in estimates which individually had an impact of $5.0 million on gross profit in our Transportation segment during the three months ended June 30, 2019 due to estimated cost recovery from affirmative claims. There were no increases from revisions in estimates, which individually had an impact of $5.0 million or more on gross profit, for the remaining periods presented.

The projects with decreases from revisions in estimates, which individually had an impact of $5.0 million or more on gross profit are summarized as follows (dollars in millions except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
		As Restated		As Restated
	2020	2019	2020	2019
Number of projects with downward estimate changes	3	4	5	5
Range of reduction in gross profit from each project, net	$5.8 - 16.1	$6.4 - 37.0	$7.4 - 19.8	$7.7 - 37.0
Decrease to project profitability	$30.9	$58.1	$69.8	$93.5
Increase to net loss	$22.9	$44.6	$51.8	$71.8
Increase to net loss per diluted share	$0.50	$0.95	$1.14	$1.53

Other than one project in our Specialty segment during the three and six months ended June 30, 2020, all decreases were in our Transportation segment and were due to additional costs and lower productivity than originally anticipated as well as weather related costs. The decreases during the three and six months ended June 30, 2019 were in our Transportation segment and were due to increased project completion costs, schedule delays, execution of a significant amount of disputed work as well as an unfavorable court ruling on a designer back charge claim partially offset by an increase in estimated recovery from customer affirmative claims.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

6.  Disaggregation of Revenue

The following tables present our disaggregated revenue (in thousands):

Three Months Ended June 30,

2020	Transportation	Water	Specialty	Materials	Total
California	$159,022	8,215	$50,965	$52,229	$270,431
Federal	1,768	587	23,504	—	25,859
Heavy Civil	187,103	11,173	11,577	—	209,853
Midwest	34,942	152	38,648	—	73,742
Northwest	152,266	2,243	36,787	40,685	231,981
Water and Mineral Services	—	87,354	13,433	3,118	103,905
Total	$535,101	$109,724	$174,914	$96,032	$915,771

2019 (As Restated)	Transportation	Water	Specialty	Materials	Total
California	$138,411	$2,634	$42,982	$50,962	$234,989
Federal	50	371	18,523	—	18,944
Heavy Civil	153,760	2,620	—	—	156,380
Midwest	28,135	—	39,126	—	67,261
Northwest	161,390	1,349	48,675	40,846	252,260
Water and Mineral Services	—	105,096	25,323	5,839	136,258
Total	$481,746	$112,070	$174,629	$97,647	$866,092

Six Months Ended June 30,

2020	Transportation	Water	Specialty	Materials	Total
California	$253,954	$13,727	$95,453	$85,496	$448,630
Federal	2,166	968	49,995	—	53,129
Heavy Civil	354,529	18,275	15,071	—	387,875
Midwest	59,185	152	50,151	—	109,488
Northwest	216,168	3,900	68,400	55,138	343,606
Water and Mineral Services	—	174,359	28,883	5,728	208,970
Total	$886,002	$211,381	$307,953	$146,362	$1,551,698

2019 (As Restated)	Transportation	Water	Specialty	Materials	Total
California	$207,924	$4,000	$75,137	$74,027	$361,088
Federal	77	879	33,725	—	34,681
Heavy Civil	313,502	6,981	—	—	320,483
Midwest	46,196	84	73,447	—	119,727
Northwest	216,011	2,580	80,867	55,378	354,836
Water and Mineral Services	—	196,628	50,577	9,885	257,090
Total	$783,710	$211,152	$313,753	$139,290	$1,447,905

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

7.  Unearned Revenue

The following tables present our unearned revenue as of the respective periods (in thousands):

June 30, 2020	Transportation	Water	Specialty	Total
California	$636,385	$61,151	$122,989	$820,525
Federal	16,464	861	123,169	140,494
Heavy Civil	1,188,587	34,961	233,069	1,456,617
Midwest	214,016	—	112,298	326,314
Northwest	571,068	330	89,730	661,128
Water and Mineral Services	—	130,561	—	130,561
Total	$2,626,520	$227,864	$681,255	$3,535,639

March 31, 2020
California	$527,971	$52,136	$94,006	$674,113
Federal	18,152	957	131,569	150,678
Heavy Civil	1,321,443	41,511	240,060	1,603,014
Midwest	208,872	150	140,461	349,483
Northwest	614,653	2,868	61,680	679,201
Water and Mineral Services	—	143,539	—	143,539
Total	$2,691,091	$241,161	$667,776	$3,600,028

June 30, 2019 (As Restated)
California	$590,641	$14,382	$119,152	$724,175
Federal	80	1,350	146,516	147,946
Heavy Civil	1,805,917	14,244	—	1,820,161
Midwest	204,749	110	161,353	366,212
Northwest	374,148	710	93,411	468,269
Water and Mineral Services	—	224,720	—	224,720
Total	$2,975,535	$255,516	$520,432	$3,751,483

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

8.  Contract Assets and Liabilities

During the three and six months ended June 30, 2020, we recognized revenue of $18.2 million and $114.0 million, respectively, that was included in the contract liability balances at December 31, 2019. During the three and six months ended June 30, 2019, we recognized revenue of $17.5 million and $114.6 million, respectively, that was included in the contract liability balance at  December 31, 2018.

As a result of changes in contract transaction price related to performance obligations that were satisfied or partially satisfied prior to the end of the periods, we recognized revenue of $70.8 million and $114.7 million during the three and six months ended June 30, 2020, respectively, and $58.6 million and $97.5 million during the three and six months ended June 30, 2019, respectively. The changes in contract transaction price were from items such as executed or estimated change orders and unresolved contract modifications and claims.

As of  June 30, 2020, December 31, 2019 and June 30, 2019, the aggregate claim recovery estimates included in contract asset and liability balances were $60.0 million, $71.1 million and $61.0 million, respectively.

The components of the contract asset balances as of the respective dates were as follows (in thousands):

			As Restated
	June 30, 2020	December 31, 2019	June 30, 2019
Costs in excess of billings and estimated earnings	$73,745	$100,761	$128,239
Contract retention	118,174	110,680	96,150
Total contract assets	$191,919	$211,441	$224,389

As of  June 30, 2020, December 31, 2019 and June 30, 2019, no contract retention individually exceeded 10% of total net receivables at any of the presented dates. The majority of the contract retention balance is expected to be collected within one year.

The components of the contract liability balances as of the respective dates were as follows (in thousands):

			As Restated
	June 30, 2020	December 31, 2019	June 30, 2019
Billings in excess of costs and estimated earnings, net of retention	$148,050	$86,736	$119,881
Provisions for losses	11,768	9,001	8,562
Total contract liabilities	$159,818	$95,737	$128,443

9.  Receivables, net

Receivables include billed and unbilled amounts for services provided to clients for which we have an unconditional right to payment as of the end of the applicable period and do not bear interest. The following table presents major categories of receivables (in thousands):

			As Restated
	June 30, 2020	December 31, 2019	June 30, 2019
Contracts completed and in progress:
Billed	$311,550	$299,633	$313,185
Unbilled	163,815	149,696	163,950
Total contracts completed and in progress	475,365	449,329	477,135
Material sales	58,514	42,936	61,204
Other	65,462	55,526	26,845
Total gross receivables	599,341	547,791	565,184
Less: allowance for credit losses	2,419	374	641
Total net receivables	$596,922	$547,417	$564,543

Included in other receivables at  June 30, 2020, December 31, 2019 and June 30, 2019, were items such as estimated recovery from back charge claims, notes receivable, fuel tax refunds and income tax refunds. No such receivables individually exceeded 10% of total net receivables at any of these dates.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

10.  Fair Value Measurement

The following tables summarize significant assets and liabilities measured at fair value in the condensed consolidated balance sheets on a recurring basis for each of the fair value levels (in thousands):

	Fair Value Measurement at Reporting Date Using
June 30, 2020	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$104,704	$—	$—	$104,704
Other current assets
Commodity swap	—	598	—	598
Other noncurrent assets
Restricted cash	1,512	—	—	1,512
Total assets	$106,216	$598	$—	$106,814
Accrued and other current liabilities
Interest rate swap	$—	$9,058	$—	$9,058
Total liabilities	$—	$9,058	$—	$9,058

December 31, 2019
Cash equivalents
Money market funds	$94,696	$—	$—	$94,696
Other noncurrent assets
Restricted cash	5,835	—	—	5,835
Total assets	$100,531	$—	$—	$100,531
Accrued and other current liabilities
Interest rate swap	$—	$4,603	$—	$4,603
Total liabilities	$—	$4,603	$—	$4,603

June 30, 2019
Cash equivalents
Money market funds	$17,790	$—	$—	$17,790
Other noncurrent assets
Restricted cash	5,825	—	—	5,825
Total assets	$23,615	$—	$—	$23,615
Accrued and other current liabilities
Interest rate swap	$—	$4,985	$—	$4,985
Total liabilities	$—	$4,985	$—	$4,985

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

Other Assets and Liabilities

The carrying values and estimated fair values of financial instruments that are not required to be recorded at fair value in the condensed consolidated balance sheets were as follows:

		June 30, 2020		December 31, 2019		June 30, 2019
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Held-to-maturity marketable securities (1)	Level 1	$5,896	$5,896	$32,799	$32,792	$61,037	$60,887
Liabilities (including current maturities):
2.75% Convertible Notes (2),(3)	Level 2	$196,946	$184,554	$193,696	$249,895	$—	$—
Credit Agreement - term loan (2)	Level 3	135,000	137,116	138,750	139,042	142,500	143,109
Credit Agreement - revolving credit facility (2)	Level 3	75,000	76,291	25,000	25,043	220,000	220,597
2019 Notes (2)	Level 3	—	—	—	—	40,000	40,571

(1) All marketable securities were classified as held-to-maturity and consisted of U.S. Government and agency obligations as of June 30, 2020 and  December 31, 2019, and included corporate bonds as of June 30, 2019.

(2) The fair values of the 2019 Notes, Credit Agreement term loan and revolving credit facility are based on borrowing rates available to us for long-term loans with similar terms, average maturities, and credit risk. The fair value of the 2.75% Convertible Notes is based on the median price of the notes in an active market as of  June 30, 2020 and December 31, 2019. See Note 14 for definitions of, and more information about, the 2019 Notes, Credit Agreement and 2.75% Convertible Notes.

(3) Excluded from the carrying value is $33.1 and $36.3 million debt discount of as of June 30, 2020 and December 31, 2019, respectively, related to the 2.75% Convertible Notes (See note 14).

As disclosed in Note 4, we recorded fair value adjustments related to nonfinancial assets measured at fair value on a nonrecurring basis during the six months ended June 30, 2020. During the three months ended June 30, 2020, we did not record any fair value adjustments related to nonfinancial assets and liabilities measured at fair value on a nonrecurring basis. During the three and six months ended June 30, 2019, we did not record any fair value adjustments related to nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

11.  Construction Joint Ventures

We participate in various construction joint ventures. We have determined that certain of these joint ventures are consolidated because they are variable interest entities (“VIEs”) and we are the primary beneficiary. We continually evaluate whether there are changes in the status of the VIEs or changes to the primary beneficiary designation of the VIE. Based on our assessments during the three and six months ended June 30, 2020, we determined no change was required for existing joint ventures.

Due to the joint and several nature of the performance obligations under the related owner contracts, if any of the partners fail to perform, we and the remaining partners, if any, would be responsible for performance of the outstanding work (i.e., we provide a performance guarantee). At  June 30, 2020, there was approximately $2.1 billion of construction revenue to be recognized on unconsolidated and line item construction joint venture contracts of which $0.8 billion represented our share and the remaining $1.3 billion represented our partners’ share. We are not able to estimate amounts that may be required beyond the remaining cost of the work to be performed. These costs could be offset by billings to the customer or by proceeds from our partners’ corporate and/or other guarantees.

Consolidated Construction Joint Ventures (“CCJVs”)

At  June 30, 2020, we were engaged in seven active CCJV projects with total contract values ranging from $0.7 million to $413.8 million and a combined total of $1.6 billion of which our share was $928.5 million. Our share of revenue remaining to be recognized on these CCJVs was $457.5 million and ranged between less than $0.1 million to $188.9 million. Our proportionate share of the equity in these joint ventures was between 50.0% and 65.0%. During the three and six months ended June 30, 2020 total revenue from CCJVs was $86.0 million and $140.7 million, respectively, and during the three and six months ended June 30, 2019, total revenue from CCJVs was $76.5 million and $139.5 million, respectively. During the six months ended June 30, 2020 and 2019, CCJVs provided $19.8 million and used $5.3 million of operating cash flows, respectively.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Unconsolidated Construction Joint Ventures

As of  June 30, 2020, we were engaged in ten active unconsolidated joint venture projects with total contract values ranging from $12.1 million to $3.8 billion for a combined total of $11.5 billion of which our share was $3.4 billion. Our proportionate share of the equity in these unconsolidated construction joint ventures ranged from 20.0% to 50.0%. As of  June 30, 2020, our share of the revenue remaining to be recognized on these unconsolidated construction joint ventures was $618.6 million and ranged from $1.2 million to $168.2 million.

The following is summary financial information related to unconsolidated construction joint ventures:

			As Restated
(in thousands)	June 30, 2020	December 31, 2019	June 30, 2019
Assets
Cash, cash equivalents and marketable securities	$213,285	$179,049	$225,163
Other current assets (1)	948,103	972,840	960,406
Noncurrent assets	185,866	207,584	214,238
Less partners’ interest	908,274	904,565	929,332
Granite’s interest (1),(2)	438,980	454,908	470,475
Liabilities
Current liabilities	515,113	581,199	530,654
Less partners’ interest and adjustments (3)	182,035	243,202	200,517
Granite’s interest	333,078	337,997	330,137
Equity in construction joint ventures (4)	$105,902	$116,911	$140,338

(1) Included in this balance and in accrued expenses and other current liabilities on the condensed consolidated balance sheets was $82.3 million, $81.9 million and $88.7 million related to performance guarantees as of June 30, 2020, December 31, 2019 and June 30, 2019, respectively.

(2) Included in this balance as of June 30, 2020, December 31, 2019 and June 30, 2019, was $80.9 million, $116.8 million and $114.1 million, respectively, related to Granite’s share of estimated cost recovery of customer affirmative claims. In addition, this balance included $18.0 million, $15.9 million and $15.1 million related to Granite’s share of estimated recovery of back charge claims as of  June 30, 2020, December 31, 2019 and June 30, 2019, respectively.

(3) Partners’ interest and adjustments includes amounts to reconcile total net assets as reported by our partners to Granite’s interest adjusted to reflect our accounting policies and estimates primarily related to contract forecast differences.
(4) Included in this balance and in accrued expenses and other current liabilities on our condensed consolidated balance sheets was $77.6 million, $76.2 million and $79.9 million, respectively, related to deficits in unconsolidated construction joint ventures, which includes provisions for losses, as of  June 30, 2020, December 31, 2019 and June 30, 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
		As Restated		As Restated
(in thousands)	2020	2019	2020	2019
Revenue
Total	$384,461	$436,071	$446,491	$852,005
Less partners’ interest and adjustments (1)	287,639	334,500	265,967	639,918
Granite’s interest	96,822	101,571	180,524	212,087
Cost of revenue
Total	356,755	456,484	585,215	867,969
Less partners’ interest and adjustments (1)	241,560	302,604	374,303	583,031
Granite’s interest	115,195	153,880	210,912	284,938
Granite’s interest in gross loss	$(18,373)	$(52,309)	$(30,388)	$(72,851)

(1) Partners’ interest and adjustments includes amounts to reconcile total revenue and total cost of revenue as reported by our partners to Granite’s interest adjusted to reflect our accounting policies and estimates primarily related to contract forecast differences.

During the three and six months ended June 30, 2020, unconsolidated construction joint venture net income/(loss) was $27.5 million and $(138.5) million, respectively, of which our share was net loss of $(18.7) million and $(30.5) million, respectively. During the three and six months ended June 30, 2019, unconsolidated net loss was $(18.9) million and $(13.7) million, respectively, of which our share was net loss of $(52.5) million and $(72.8) million, respectively. The differences between our share of the joint venture net loss when compared to the joint venture net income/(loss) primarily resulted from differences between our estimated total revenue and cost of revenue when compared to that of our partners’ on five and four projects during 2020 and 2019, respectively. The differences are due to timing differences from varying accounting policies and in public company quarterly reporting requirements. These joint venture net income/(loss) amounts exclude our corporate overhead required to manage the joint ventures and include taxes only to the extent the applicable states have joint venture level taxes.

Line Item Joint Ventures

As of  June 30, 2020, we had four active line item joint venture construction projects with a total contract value of $327.8 million of which our portion was $182.8 million. As of  June 30, 2020, our share of revenue remaining to be recognized on these line item joint ventures was $133.1 million. During the three and six months ended June 30, 2020, our portion of revenue from line item joint ventures was $18.4 million and $31.2 million, respectively. During the three and six months ended June 30, 2019, our portion of revenue from line item joint ventures was $11.8 million and $12.2 million, respectively.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

12.  Investments in Affiliates

Our investments in affiliates balance consists of equity method investments in the following types of entities:

(in thousands)	June 30, 2020	December 31, 2019	June 30, 2019
Foreign	$45,487	$55,335	$55,563
Real estate	16,578	17,229	17,781
Asphalt terminal	12,446	11,612	8,765
Total investments in affiliates	$74,511	$84,176	$82,109

The following table provides summarized balance sheet information for our affiliates accounted for under the equity method on a combined basis:

(in thousands)	June 30, 2020	December 31, 2019	June 30, 2019
Current assets	$122,608	$122,348	$138,564
Noncurrent assets	163,790	165,331	182,561
Total assets	286,398	287,679	321,125
Current liabilities	54,044	48,322	70,435
Long-term liabilities (1)	60,714	61,078	70,381
Total liabilities	114,758	109,400	140,816
Net assets	171,640	178,279	180,309
Granite’s share of net assets	$74,511	$84,176	$82,109

(1)The balance primarily related to local bank debt for equipment purchases and working capital in our foreign affiliates and debt associated with our real estate investments.

Of the $286.4 million of total affiliate assets as of June 30, 2020, we had investments in thirteen foreign entities with total assets ranging from $0.2 million to $72.2 million, three real estate entities with total assets ranging from $8.1 million to $35.1 million and the asphalt terminal entity had total assets of $28.6 million. We have direct and indirect investments in the foreign entities and our percent ownership ranged from 25% to 50% as of June 30, 2020. During the six months ended  June 30, 2020 we recorded an $9.6 million impairment charge related to our investment in foreign affiliates. See Note 4 for further discussion of the impairment charge. The equity method investments in real estate affiliates included $13.2 million, $13.6 million and $14.2 million in residential real estate in Texas as of  June 30, 2020, December 31, 2019 and June 30, 2019, respectively. Our percent ownership in the real estate entities ranged from 18% to 47% as of  June 30, 2020. The remaining balances were in commercial real estate in Texas.

13.  Property and Equipment, net

Balances of major classes of assets and total accumulated depreciation and depletion are included in property and equipment, net in the condensed consolidated balance sheets and were as follows:

			As Restated
(in thousands)	June 30, 2020	December 31, 2019	June 30, 2019
Equipment and vehicles	$959,083	$947,687	$943,456
Quarry property	196,033	188,960	191,972
Land and land improvements	135,707	132,531	135,411
Buildings and leasehold improvements	121,387	122,316	109,356
Office furniture and equipment	69,258	67,991	66,587
Property and equipment	1,481,468	1,459,485	1,446,782
Less: accumulated depreciation and depletion	941,415	917,188	888,404
Property and equipment, net	$540,053	$542,297	$558,378

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

14.  Long-Term Debt and Credit Arrangements

(in thousands)	June 30, 2020	December 31, 2019	June 30, 2019
2.75% Convertible Notes	$196,946	$193,696	$—
Credit Agreement - term loan	135,000	138,750	142,500
Credit Agreement - revolving credit facility	75,000	25,000	220,000
2019 Notes	—	—	40,000
Debt issuance costs and other	7,077	6,906	12,793
Total debt	414,023	364,352	415,293
Less current maturities	8,253	8,244	48,397
Total long-term debt	$405,770	$356,108	$366,896

The aggregate minimum principal maturities of long-term debt related to balances at June 30, 2020 excluding debt issuance costs, including current maturities and the $33.1 million unamortized debt discount related to the 2.75% Convertible Notes are as follows: $4.2 million during the remainder of 2020; $8.5 million in 2021; $8.5 million in 2022; $192.3 million in 2023; $231.1 million in 2024; and $7.9 million in 2025 and thereafter.

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

The term loan requires that Granite repay 1.25% of the original $150.0 million principal balance each quarter until the maturity date, at which point the remaining balance is due. As of each  June 30, 2020, December 31, 2019 and June 30, 2019, $7.5 million of the term loan balance was included in current maturities of long-term debt on the condensed consolidated balance sheets and the remaining $127.5 million, $131.3 million and $135.0 million, respectively, was included in long-term debt.

As of June 30, 2020, the total unused availability under the Credit Agreement was $168.8 million resulting from $31.2 million in issued and outstanding letters of credit and $75.0 million drawn under the revolving credit facility. The letters of credit had expiration dates between October 2020 and  December 2023.

Borrowings under the Credit Agreement bear interest at LIBOR, subject to a 75 basis point floor, or a base rate (at our option), plus an applicable margin based on the Consolidated Leverage Ratio (as defined in the Credit Agreement) calculated quarterly. LIBOR varies based on the applicable loan term, market conditions and other external factors. The applicable margin was 3.00% for loans bearing interest based on LIBOR and 2.00% for loans bearing interest at the base rate at  June 30, 2020. Accordingly, the effective interest rate at  June 30, 2020 using three-month LIBOR and the base rate was 3.75% and 5.25%, respectively, and we elected to use LIBOR for both the term loan and the revolving credit facility.

2.75% Convertible Notes

In November 2019, we issued an aggregate principal amount of $230.0 million of convertible senior notes (the “2.75% Convertible Notes”) at an interest rate of 2.75% per annum payable semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2020 and maturing on November 1, 2024, unless earlier converted, redeemed or repurchased.

As of June 30, 2020 and  December 31, 2019, the carrying amount of the liability component was $196.9 million and $193.7 million, respectively. As of June 30, 2020 and  December 31, 2019, the unamortized debt discount was $33.1 million and $36.3 million, respectively.

On October 29, 2019, in connection with the offering of our 2.75% Convertible Notes, we entered into a purchased equity derivative instrument (“Hedge Option”) and sold warrants to reduce the cost of the Hedge Option. The Hedge Option and warrants were included in additional paid-in capital on the condensed consolidated balance sheets and were $27.9 million and $11.2 million,, respectively, as of  both  June 30, 2020 and December 31, 2019.

On May 4, 2020, the Company notified the Trustee for the 2.75% Convertible Notes that beginning May 5, 2020 until the date on which the Company regained compliance with its filing requirements under section 4.06(d) of the indenture, the Company would pay 0.50% per annum of additional interest to the Noteholders on the November 1st and May 1st semi-annual coupon payment dates.

2019 Notes

As of June 30, 2019, senior notes payable in the amount of $40.0 million were due to a group of institutional holders, and had an interest rate of 6.11% per annum and were originally due in December 2019 (“2019 Notes”). On July 29, 2019, we called and redeemed the $40.0 million outstanding balance.

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

The most significant financial covenants under the terms of our Credit Agreement require the maintenance of a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio. As of  June 30, 2020, the Consolidated Leverage Ratio was 2.27, which did not exceed the maximum of 3.25. Our Consolidated Interest Coverage Ratio was 7.89, which exceeded the minimum of 4.00. To accommodate the delays in filing our financial statements, we entered into amendments with our lenders to extend the deadline for filing the 2019 Annual Report on Form 10-K and all of our 2020 Quarterly Reports on Form 10-Qs to February 28, 2021.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

15.  Leases

We have leases for office and shop space, as well as for equipment primarily utilized in our construction projects. As of  June 30, 2020, our lease contracts were classified as operating leases and had terms ranging from month-to-month to 23 years. As of June 30, 2020, December 31, 2019 and June 30, 2019, right of use (“ROU”) assets and long term lease liabilities were separately presented and short term lease liabilities of $19.0 million, $17.0 million and $15.6 million, respectively, were included in accrued and other current liabilities on our condensed consolidated balance sheets.

As of June 30, 2020, December 31, 2019 and  June 30, 2019, we had no lease contracts that had not yet commenced but created significant rights and obligations.

Lease expense was $5.4 million and $10.6 million during the three and six months ended June 30, 2020, respectively and $4.6 million and $8.9 million during the three and six months ended June 30, 2019, respectively. As of  June 30, 2020, December 31, 2019 and June 30, 2019, our weighted-average remaining lease term was 5.4 years, 5.8 years and 6.3 years, respectively, and the weighted-average discount rate was 3.90%, 3.97% and 4.08%, respectively. As of  June 30, 2020, December 31, 2019 and June 30, 2019, the lease liability was equal to the present value of the remaining lease payments, discounted using the incremental borrowing rate on our secured debt, using one maturity discount rate that is updated quarterly, as it is not materially different than the discount rates applied to each of the leases in the portfolio.

The following table summarizes our undiscounted lease liabilities outstanding as of  June 30, 2020 (in thousands):

Remainder of 2020	$11,100
2021	21,099
2022	18,752
2023	12,707
2024	7,415
2025 through 2036	13,600
Total future minimum lease payments	84,673
Less: imputed interest	(9,578)
Total	$75,095

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

16.  Weighted Average Shares Outstanding and Net Income (Loss) Per Share

The following table presents a reconciliation of the weighted average shares outstanding used in calculating basic and diluted net income (loss) per share as well as the calculation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
		As Restated		As Restated
(in thousands, except per share amounts)	2020	2019	2020	2019
Numerator (basic and diluted)
Net income (loss) allocated to common shareholders for basic calculation	$3,405	$(24,242)	$(61,965)	$(86,712)
Denominator
Weighted average common shares outstanding, basic	45,620	46,824	45,570	46,762
Dilutive effect of RSUs and 2.75% Convertible Notes (1),(2)	661	—	—	—
Weighted average common shares outstanding, diluted	46,281	46,824	45,570	46,762
Net income (loss) per share, basic	$0.07	$(0.52)	$(1.36)	$(1.85)
Net income (loss) per share, diluted	$0.07	$(0.52)	$(1.36)	$(1.85)

(1) Due to the net loss, RSUs representing approximately 552,000 for the six months ended June 30, 2020, and RSUs representing approximately 375,000 and 398,000 for the three and six months ended June 30, 2019, respectively, have been excluded from the number of shares used in calculating diluted net loss per share, as their inclusion would be antidilutive.

(2) As the average price of our common stock was below $31.47 per share since the issuance date of the 2.75% Convertible Notes, the number of shares used in calculating diluted net loss per share for the three and six months ended June 30, 2020 excluded the potential dilution from the 2.75% Convertible Notes converting into shares of common stock.

17.  Income Taxes

The following table presents the benefit from income taxes for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
		2019		2019
(dollars in thousands)	2020	As Restated	2020	As Restated
Benefit from income taxes	$(1,782)	$(5,913)	$(16,492)	$(23,263)
Effective tax rate	64.7%	21.5%	18.3%	22.2%

Our effective tax rate for the three months ended June 30, 2020 increased to 64.7% from 21.5%, when compared to the same period in 2019. This change was primarily due to the impact of adjusting our estimate of our annual effective tax rate relative to the loss before benefit from income taxes for the three months ended June 30, 2020. Our effective tax rate for the six months ended June 30, 2020 decreased to 18.3% from 22.2%, when compared to the same period in 2019. This change was primarily due to the goodwill impairment and the investment in affiliates impairment which is discrete to the six months ended June 30, 2020 and resulted in no discrete tax benefit. See Note 4 for discussion of the impairment charges.

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

Liabilities relating to legal proceedings and government inquiries, to the extent that we have concluded such liabilities are probable and the amounts of such liabilities are reasonably estimable, are recorded in the consolidated balance sheets. The aggregate liabilities recorded as of  June 30, 2020 and 2019 related to these matters were immaterial. The aggregate range of possible loss related to (i) matters considered reasonably possible, and (ii) reasonably possible amounts in excess of accrued losses recorded for probable loss contingencies, including those related to liquidated damages, could have a material impact on our consolidated financial statements if they become probable and the reasonably estimable amount is determined.

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

As of June 30, 2020, no liability related to above matters was recorded because we have concluded such liabilities are not probable and the amounts of such liabilities are not reasonably estimable.

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

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

19.  Business Segment Information

Summarized segment information is as follows (in thousands):

Three Months Ended June 30,

	Transportation	Water	Specialty	Materials	Total
2020
Total revenue from reportable segments	$535,101	$109,724	$174,914	$141,858	$961,597
Elimination of intersegment revenue	—	—	—	(45,826)	(45,826)
Revenue from external customers	535,101	109,724	174,914	96,032	915,771
Gross profit	31,197	12,579	25,280	19,287	88,343
Depreciation, depletion and amortization	4,391	9,577	6,737	5,470	26,175

2019 (As Restated)
Total revenue from reportable segments	$481,746	$112,070	$174,629	$153,343	$921,788
Elimination of intersegment revenue	—	—	—	(55,696)	(55,696)
Revenue from external customers	481,746	112,070	174,629	97,647	866,092
Gross profit	499	10,502	21,755	14,002	46,758
Depreciation, depletion and amortization	4,845	10,931	8,401	6,054	30,231

Six Months Ended June 30,

	Transportation	Water	Specialty	Materials	Total
2020
Total revenue from reportable segments	$886,002	$211,381	$307,953	$206,510	$1,611,846
Elimination of intersegment revenue	—	—	—	(60,148)	(60,148)
Revenue from external customers	886,002	211,381	307,953	146,362	1,551,698
Gross profit	56,566	21,926	14,561	19,089	112,142
Depreciation, depletion and amortization	9,417	19,141	13,120	10,443	52,121
Segment assets	304,312	267,385	123,881	377,909	1,073,487

2019 (As Restated)
Total revenue from reportable segments	$783,710	$211,152	$313,753	$203,899	$1,512,514
Elimination of intersegment revenue	—	—	—	(64,609)	(64,609)
Revenue from external customers	783,710	211,152	313,753	139,290	1,447,905
Gross (loss) profit	(15,849)	18,448	35,053	10,244	47,896
Depreciation, depletion and amortization	8,485	21,987	14,213	11,633	56,318
Segment assets	329,140	302,143	146,346	379,648	1,157,277

A reconciliation of segment gross profit (loss) to consolidated income (loss) before provision for (benefit from) income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
		As Restated		As Restated
(in thousands)	2020	2019	2020	2019
Total gross profit from reportable segments	$88,343	$46,758	$112,142	$47,896
Selling, general and administrative expenses	91,682	70,998	170,063	151,153
Acquisition and integration expenses	—	9,177	—	11,025
Non-cash impairment charges (See Note 4)	—	—	24,413	—
Gain on sales of property and equipment	(1,190)	(4,935)	(1,813)	(6,835)
Total other expense (income)	606	(923)	9,482	(2,777)
Loss before benefit from income taxes	$(2,755)	$(27,559)	$(90,003)	$(104,670)

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

Results of Operations

Our operations are typically affected more by weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability. Therefore, the results of operations of a given quarter are not indicative of the results to be expected for the full year. As described in the Explanatory Note, we have restated our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2019, the impact of which is reflected in the tables below.

The following table presents a financial summary for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
		As Restated		As Restated
(in thousands)	2020	2019	2020	2019
Total revenue	$915,771	$866,092	$1,551,698	$1,447,905
Gross profit	88,343	46,758	112,142	47,896
Selling, general and administrative expenses	91,682	70,998	170,063	151,153
Non-cash impairment charges (See Note 4)	—	—	24,413	—
Operating loss	(2,149)	(28,482)	(80,521)	(107,447)
Total other expense (income)	606	(923)	9,482	(2,777)
Amount attributable to non-controlling interests	4,378	(2,596)	11,546	(5,305)
Net income (loss) attributable to Granite Construction Incorporated	3,405	(24,242)	(61,965)	(86,712)

Revenue

Total Revenue by Segment

	Three Months Ended June 30,				Six Months Ended June 30,
			As Restated				As Restated
(dollars in thousands)	2020		2019		2020		2019
Transportation	$535,101	58.4%	$481,746	55.6%	$886,002	57.2%	$783,710	54.1%
Water	109,724	12.0	112,070	12.9	211,381	13.6	211,152	14.6
Specialty	174,914	19.1	174,629	20.2	307,953	19.8	313,753	21.7
Materials	96,032	10.5	97,647	11.3	146,362	9.4	139,290	9.6
Total	$915,771	100.0%	$866,092	100.0%	$1,551,698	100.0%	$1,447,905	100.0%

Transportation Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
			As Restated				As Restated
(dollars in thousands)	2020		2019		2020		2019
California	$159,022	29.7%	$138,411	28.8%	$253,954	28.7%	$207,924	26.5%
Federal	1,768	0.3	50	0.1	2,166	0.2	77	0.1
Heavy Civil	187,103	35.0	153,760	31.9	354,529	40.0	313,502	39.9
Midwest	34,942	6.5	28,135	5.8	59,185	6.7	46,196	5.9
Northwest	152,266	28.5	161,390	33.4	216,168	24.4	216,011	27.6
Total	$535,101	100.0%	$481,746	100.0%	$886,002	100.0%	$783,710	100.0%

Transportation revenue for the three and six months ended June 30, 2020 increased $53.4 million, or 11.1%, and $102.3 million, or 13.1%, respectively, when compared to 2019 primarily due to increases in the Heavy Civil operating group from the decrease in the net negative impact of revisions in estimates when compared to 2019 (see Note 5 of “Notes to the Condensed Consolidated Financial Statements” for more information) as well as from an increase in the California and Midwest operating groups which began the year with higher contract backlog. During the three and six months ended June 30, 2020 and 2019 the majority of revenue earned in the Transportation segment was from the public sector.

Table of Content

Water Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
			As Restated				As Restated
(dollars in thousands)	2020		2019		2020		2019
California	$8,215	7.4%	$2,634	2.3%	$13,727	6.5%	$4,000	1.9%
Federal	587	0.5	371	0.3	968	0.5	879	0.4
Heavy Civil	11,173	10.2	2,620	2.3	18,275	8.6	6,981	3.3
Midwest	152	0.1	—	—	152	0.1	84	0.1
Northwest	2,243	2.1	1,349	1.2	3,900	1.8	2,580	1.2
Water and Mineral Services	87,354	79.7	105,096	93.9	174,359	82.5	196,628	93.1
Total	$109,724	100.0%	$112,070	100.0%	$211,381	100.0%	$211,152	100.0%

Water revenue for the three and six months ended June 30, 2020 decreased by $2.3 million, or 2.1%, and $0.2 million, or 0.1%, respectively, when compared to 2019 primarily due to decreases in the Water and Mineral Services operating group from delays in recently awarded projects and deferrals in bidding processes as a result of the COVID-19 pandemic. Decreases were partially offset by increases in the Heavy Civil and California operating groups from beginning the year with higher contract backlog. During the three and six months ended June 30, 2020 and 2019 the majority of revenue earned in the Water segment was from the public sector.

Specialty Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
			As Restated				As Restated
(dollars in thousands)	2020		2019		2020		2019
California	$50,965	29.1%	$42,982	24.6%	$95,453	31.0%	$75,137	24.0%
Federal	23,504	13.4	18,523	10.6	49,995	16.2%	33,725	10.7
Heavy Civil	11,577	6.6	—	—	15,071	4.9%	—	—
Midwest	38,648	22.1	39,126	22.4	50,151	16.3	73,447	23.4
Northwest	36,787	21.1	48,675	27.9	68,400	22.2	80,867	25.8
Water and Mineral Services	13,433	7.7	25,323	14.5	28,883	9.4	50,577	16.1
Total	$174,914	100.0%	$174,629	100.0%	$307,953	100.0%	$313,753	100.0%

Specialty revenue decreased by $0.3 million, or 0.2% for the three months ended June 30, 2020 and increased by $5.8 million, or 1.8%, for the six months ended June 30, 2020 when compared to 2019. Increases during six months ended June 30, 2020 were primarily due to increases in the California and Federal operating groups which began the year with higher contract backlog as well as from new awards in 2020 in the Federal and Heavy Civil operating groups. Increases during the six months ended June 30, 2020 were partially offset by decreases in the Water and Mineral Services from reduced activities as a result of the COVID-19 pandemic and Midwest operating group which began the year with lower contract backlog. Decreases in the Water and Mineral Services from reduced activities as a result of the COVID-19 pandemic and in the Midwest operating group which began the year with lower contract backlog contributed to the changes during the three and the six months ended June 30, 2020.

During the three and six months ended June 30, 2020 and 2019 revenue earned in the Specialty segment was from both the public and private sectors.

Materials Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2020		2019		2020		2019
California	$52,229	54.4%	$50,962	52.2%	$85,496	58.4%	$74,027	53.1%
Northwest	40,685	42.4	40,846	41.8	55,138	37.7	55,378	39.8
Water and Mineral Services	3,118	3.2	5,839	6.0	5,728	3.9	9,885	7.1
Total	$96,032	100.0%	$97,647	100.0%	$146,362	100.0%	$139,290	100.0%

Materials revenue for the three months ended June 30, 2020 remained relatively unchanged and increased by $7.1 million, or 5.1%, for the six months ended June 30, 2020 when compared to 2019 primarily due to an increase in volume as a result of favorable weather during 2020 in the California operating group as compared to 2019.

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

Total Contract Backlog by Segment

					As Restated
(dollars in thousands)	June 30, 2020		March 31, 2020		June 30, 2019
Transportation	$2,633,936	74.3%	$2,700,336	74.2%	$2,993,825	77.2%
Water	232,133	6.5	241,161	6.6	320,209	8.3
Specialty	681,255	19.2	700,588	19.2	562,239	14.5
Total	$3,547,324	100.0%	$3,642,085	100.0%	$3,876,273	100.0%

Transportation Contract Backlog

					As Restated
(dollars in thousands)	June 30, 2020		March 31, 2020		June 30, 2019
Unearned revenue	$2,626,520	99.7%	$2,691,091	99.7%	$2,975,535	99.4%
Other awards (1)	7,416	0.3	9,245	0.3	18,290	0.6
Total	$2,633,936	100.0%	$2,700,336	100.0%	$2,993,825	100.0%

(1) Other awards include contract awards to the extent we believe contract execution and funding is probable.

					As Restated
(dollars in thousands)	June 30, 2020		March 31, 2020		June 30, 2019
California	$641,708	24.4%	$530,657	19.7%	$594,545	19.9%
Federal	16,464	0.6	18,152	0.7	80	0.1
Heavy Civil	1,188,678	45.1	1,321,442	48.9	1,805,917	60.2
Midwest	214,016	8.1	208,872	7.7	204,749	6.8
Northwest	573,070	21.8	621,213	23.0	388,534	13.0
Total	$2,633,936	100.0%	$2,700,336	100.0%	$2,993,825	100.0%

Transportation contract backlog of $2.6 billion at June 30, 2020 was $66.4 million, or 2.5%, lower than at March 31, 2020 primarily due to progress on existing projects in the Heavy Civil and Northwest operating groups, partially offset by a higher success rate on bidding activity in California and Midwest operating groups. Significant new awards during the three months ended June 30, 2020 included a $79.0 million highway reconstruction project and a $10.0 million highway paving project both in California.

Non-controlling partners’ share of Transportation contract backlog as of June 30, 2020, March 31, 2020 and June 30, 2019 was $280.0 million, $295.4 million and $196.9 million, respectively. Four contracts in our Transportation segment with recorded forecasted losses had remaining revenue of $422.1 million, or 16.0%, of Transportation contract backlog at June 30, 2020.

Water Contract Backlog

					As Restated
(dollars in thousands)	June 30, 2020		March 31, 2020		June 30, 2019
Unearned revenue	$227,864	98.2%	$241,161	100.0%	$255,516	79.8%
Other awards (1)	4,269	1.8	—	—	64,693	20.2
Total	$232,133	100.0%	$241,161	100.0%	$320,209	100.0%

(1) Other awards include contract awards to the extent we believe contract execution and funding is probable.

					As Restated
(dollars in thousands)	June 30, 2020		March 31, 2020		June 30, 2019
California	$61,151	26.3%	$52,136	21.6%	$14,382	4.5%
Federal	861	0.4	957	0.4%	1,350	0.4
Heavy Civil	34,961	15.1	41,511	17.2%	53,327	16.7
Midwest	—	—	150	0.1%	110	—
Northwest	330	0.1	2,868	1.2%	710	0.2
Water and Mineral Services	134,830	58.1	143,539	59.5%	250,330	78.2
Total	$232,133	100.0%	$241,161	100.0%	$320,209	100.0%

Water contract backlog of $232.1 million as of June 30, 2020 was $9.0 million, or 3.7%, lower than at March 31, 2020. Decreases in the Water and Mineral Services and Heavy Civil operating groups from progress on existing projects was partially offset by an increase in the California operating group from new awards.

Specialty Contract Backlog

					As Restated
(dollars in thousands)	June 30, 2020		March 31, 2020		June 30, 2019
Unearned revenue	$681,255	100.0%	$667,776	95.2%	$520,432	92.6%
Other awards (1)	—	—	32,812	4.8	41,807	7.4
Total	$681,255	100.0%	$700,588	100.0%	$562,239	100.0%

(1) Other awards include contract awards to the extent we believe contract execution and funding is probable.

					As Restated
(dollars in thousands)	June 30, 2020		March 31, 2020		June 30, 2019
California	$122,989	18.0%	$109,016	15.5%	$127,930	22.7%
Federal	123,169	18.1	139,480	19.9	146,516	26.1
Heavy Civil	233,068	34.2	240,059	34.3	—	—
Midwest	112,299	16.5	142,680	20.4	185,886	33.1
Northwest	89,730	13.2	69,353	9.9	101,907	18.1
Total	$681,255	100.0%	$700,588	100.0%	$562,239	100.0%

Specialty contract backlog of $681.3 million as of June 30, 2020 was $19.3 million, or 2.8%, lower than at March 31, 2020 due to progress on existing projects in the Federal and Midwest operating groups partially offset by an increase in the Northwest operating group from a higher success rate on bidding activity.

Non-controlling partners’ share of Specialty contract backlog as of June 30, 2020, March 31, 2020 and June 30, 2019 was $71.0 million, $84.3 million and $94.6 million, respectively.

Gross Profit (Loss)

The following table presents gross profit (loss) by business segment for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
		As Restated	2020	As Restated
(dollars in thousands)	2020	2019		2019
Transportation	$31,197	$499	$56,566	$(15,849)
Percent of segment revenue	5.8%	0.1%	6.4%	(2.0)%
Water	12,579	10,502	21,926	18,448
Percent of segment revenue	11.5	9.4	10.4	8.7
Specialty	25,280	21,755	14,561	35,053
Percent of segment revenue	14.5	12.5	4.7	11.2
Materials	19,287	14,002	19,089	10,244
Percent of segment revenue	20.1	14.3	13.0	7.4
Total gross profit (loss)	$88,343	$46,758	$112,142	$47,896
Percent of total revenue	9.6%	5.4%	7.2%	3.3%

Transportation gross profit for the three and six months ended June 30, 2020 increased by $30.7 million, or more than 100%, and $72.4 million, or more than 100%, respectively, when compared to gross loss in 2019 primarily due to a decrease in the negative net impact from revisions in estimates in our Heavy Civil operating group (see Note 5 of “Notes to the Condensed Consolidated Financial Statements”).

Water gross profit for the three and six months ended June 30, 2020 increased by $2.1 million, or 19.8%, and $3.5 million, or 18.9%, respectively, when compared to 2019 primarily due to reduction in cost from lower volume.

Specialty gross profit for the three months ended June 30, 2020 increased by $3.5 million, or 16.2% and $20.5 million, or 58.5%, for the six months ended June 30, 2020 when compared to 2019 primarily from the net negative impact from revisions in estimates during the six months ended June 30, 2020 on a tunnel project (see Note 5 of “Notes to the Condensed Consolidated Financial Statements”).

Materials gross profit for the three and six months ended June 30, 2020 increased by $5.3 million, or 37.7%, and $8.8 million, or 86.3%, respectively, when compared to 2019 due to an increase in volume from favorable weather during 2020 as compared to 2019.

Selling, General and Administrative Expenses

The following table presents the components of selling, general and administrative expenses for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
		As Restated
(dollars in thousands)	2020	2019	2020	2019
Selling
Salaries and related expenses	$17,351	$15,466	$33,917	$32,454
Restricted stock unit amortization	306	237	738	1,346
Other selling expenses	1,861	3,993	6,571	7,092
Total selling	19,518	19,696	41,226	40,892
General and administrative
Salaries and related expenses	26,779	24,972	54,914	50,916
Restricted stock unit amortization	703	658	2,122	5,479
Non-recurring legal and accounting fees	13,549	—	18,714	—
Other general and administrative expenses	31,133	25,672	53,087	53,866
Total general and administrative	72,164	51,302	128,837	110,261
Total selling, general and administrative	$91,682	$70,998	$170,063	$151,153
Percent of revenue	10.0%	8.2%	11.0%	10.4%

Selling Expenses

Selling expenses include the costs for estimating and bidding including customer reimbursements for portions of our selling/bid submission expenses (i.e. stipends), business development and materials facility permits. Selling expenses can vary depending on the volume of projects in process and the number of employees assigned to estimating and bidding activities. As projects are completed or the volume of work slows down, we temporarily redeploy project employees to bid on new projects, moving their salaries and related costs from cost of revenue to selling expenses. Selling expenses remained relatively unchanged during both the three and six months ended June 30, 2020 when compared to 2019.

General and Administrative Expenses

General and administrative expenses include costs related to our operational offices that are not allocated to direct contract costs and expenses related to our corporate functions. Other general and administrative expenses include travel and entertainment, outside services, information technology, depreciation, occupancy, training, office supplies, changes in the fair market value of our Non-Qualified Deferred Compensation plan liability and other miscellaneous expenses. Total general and administrative expenses during the three and six months ended June 30, 2020 increased $20.9 million, or 40.7%, and $18.6 million, or 16.8%, respectively, when compared to 2019 due to legal and accounting fees incurred during the six months ended June 30, 2020 that were related to the independent Investigation undertaken by the Audit Committee starting in February 2020.

Income Taxes

The following table presents the benefit from income taxes for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
		2019		2019
(dollars in thousands)	2020	As Restated	2020	As Restated
Benefit from income taxes	$(1,782)	$(5,913)	$(16,492)	$(23,263)
Effective tax rate	64.7%	21.5%	18.3%	22.2%

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

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, short-term investments, available borrowing capacity and cash expected to be generated from operations. We may also from time to time access our revolving credit facility, issue and sell equity, debt or hybrid securities or engage in other capital markets transactions. As of June 30, 2020, our cash and cash equivalents consisted of deposits and money market funds held with established national financial institutions and marketable securities consisted of U.S. Government and agency obligations. Our credit facility consists of a term loan and a revolving credit facility. Of the $275.0 million revolving credit facility capacity, $168.8 million was available for borrowing at June 30, 2020. See Note 14 of “Notes to the Condensed Consolidated Financial Statements” for further discussion regarding our credit facility.

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

In evaluating our liquidity position and needs, we consider cash and cash equivalents held by our consolidated construction joint ventures (“CCJVs”). The following table presents our cash, cash equivalents and marketable securities, including amounts from our CCJVs, as of the respective dates:

(in thousands)	June 30, 2020	December 31, 2019	June 30, 2019
Cash and cash equivalents excluding CCJVs	$195,422	$184,141	$29,025
CCJV cash and cash equivalents (1)	93,500	78,132	115,933
Total consolidated cash and cash equivalents	288,922	262,273	144,958
Short-term and long-term marketable securities (2)	5,896	32,799	61,037
Total cash, cash equivalents and marketable securities	$294,818	$295,072	$205,995

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

Granite’s portion of CCJV cash and cash equivalents was $55.1 million, $44.3 million and $67.4 million as of June 30, 2020, December 31, 2019 and June 30, 2019, respectively. Excluded from the table above is Granite’s portion of unconsolidated construction joint venture cash and cash equivalents of $65.6 million, $60.4 million and $69.4 million as of June 30, 2020, December 31, 2019 and June 30, 2019, respectively.

Cash Flows

	Six Months Ended June 30,
		As Restated
(in thousands)	2020	2019
Net cash provided by (used in):
Operating activities	$12,483	$(93,515)
Investing activities	(21,407)	(47,926)
Financing activities	31,250	13,595

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

Cash provided by operating activities of $12.5 million for the six months ended June 30, 2020 represents a $106.0 million increase when compared to cash used in operating activities in 2019. The change was primarily due to a $87.9 million increase in cash provided by working capital, a $27.6 million decrease in net contributions to unconsolidated joint ventures and affiliates and a $9.5 million increase in cash provided by net loss after adjusting for non-cash items. The increase in cash provided by working capital was primarily due to increases from CCJVs.

Investing activities

Cash used in investing activities of $21.4 million for the six months ended June 30, 2020 represents a $26.5 million increase when compared to 2019 primarily due to an increase in maturities of marketable securities.

Financing activities

Cash provided by financing activities of $31.3 million for the six months ended June 30, 2020 represents a $17.7 million increase when compared to 2019. The change was primarily due to an increase in debt proceeds, net of payments.

Capital Expenditures

During the six months ended June 30, 2020, we had capital expenditures of $52.2 million compared to $54.4 million during 2019. Major capital expenditures are typically for aggregate and asphalt production facilities, aggregate reserves, construction equipment, buildings and leasehold improvements and investments in our information technology systems. The timing and amount of such expenditures can vary based on the progress of planned capital projects, the type and size of construction projects, changes in business outlook and other factors. During the year ended December 31, 2020, capital expenditures were approximately $90.0 million.

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

Surety Bonds and Real Estate Mortgages

We are generally required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At June 30, 2020, approximately $3.3 billion of our contract backlog was bonded. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds after the owner accepts the work performed under contract. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.

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

The most significant financial covenants under the terms of our Credit Agreement require the maintenance of a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio. As of June 30, 2020, the Consolidated Leverage Ratio was 2.27, which did not exceed the maximum of 3.25. Our Consolidated Interest Coverage Ratio was 7.89, which exceeded the minimum of 4.00. To accommodate the delays in filing our financial statements, we entered into amendments with our lenders to extend the deadline for filing the 2019 Annual Report on Form 10-K and all of our 2020 Quarterly Reports on Form 10-Qs to February 28, 2021.

Share Repurchase Program

As announced on April 29, 2016, on April 7, 2016, the Board of Directors authorized us to repurchase up to $200.0 million of our common stock at management’s discretion. As part of this authorization we have established a plan to facilitate common stock repurchases. As of June 30, 2020, $157.2 million of the authorization remained available. The specific timing and amount of any future repurchases will vary based on market conditions, securities law limitations and other factors.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Liabilities relating to legal proceedings and government inquiries, to the extent that we have concluded such liabilities are probable and the amounts of such liabilities are reasonably estimable, are recorded in the consolidated balance sheets. The aggregate liabilities recorded as of June 30, 2020 and 2019 related to these matters were immaterial. The aggregate range of possible loss related to (i) matters considered reasonably possible, and (ii) reasonably possible amounts in excess of accrued losses recorded for probable loss contingencies, including those related to liquidated damages, could have a material impact on our consolidated financial statements if they become probable and the reasonably estimable amount is determined.

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

As of June 30, 2020, no liability related to above matters was recorded because we have concluded such liabilities are not probable and the amounts of such liabilities are not reasonably estimable.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended June 30, 2020:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
April 1, 2020 through April 30, 2020	1,499	$16.37	—	$157,165,044
May 1, 2020 through May 31, 2020	706	$15.96	—	$157,165,044
June 1, 2020 through June 30, 2020	2,006	$18.15	—	$157,165,044
	4,211	$17.15	—

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

Amendment No. 4 to Third Amended and Restated Credit Agreement, dated June 19, 2020, by and among the Company, Granite Construction Company, and GILC Incorporated, as borrowers, Bank of America, N.A., as Administrative Agent, and the lenders party thereto

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