Form 10-Q
period 2020-09-30
GRANITE CONSTRUCTION INC
filed 2021-02-25
CIK 861459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

EXPLANATORY NOTE

As disclosed in our 2019 Annual Report on Form 10-K, in February 2020, the Audit/Compliance Committee of the Company’s Board of Directors, assisted by independent counsel, initiated an investigation of prior-period reporting for the Heavy Civil operating group, and the extent to which these matters affect the effectiveness of the Company’s internal control over financial reporting (the “Investigation”). The Investigation is now complete. We have restated our consolidated financial statements as of December 31, 2018, and for the years ended December 31, 2018 and 2017 and our unaudited quarterly financial information for the first three quarters in the year ended December 31, 2019 and for each of the quarters in the year ended December 31, 2018 in our Annual Report on Form 10-K for the year ended December 31, 2019 filed on February 22, 2021 to correct misstatements associated with project forecasts in the Heavy Civil operating group (the “Investigation Adjustments”) discovered in connection with the independent Investigation. In addition to the Investigation Adjustments, we corrected additional identified out-of-period and uncorrected misstatements that were not material, individually or in the aggregate, to our consolidated financial statements. We have reflected the impact of the restatement on our unaudited condensed consolidated financial information as of and for the three and nine months ended September 30, 2019 herein. See Note 3 of “Notes to the Condensed Consolidated Financial Statements” for additional information.

Index

EXPLANATORY NOTE
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
Condensed Consolidated Balance Sheets as of September 30, 2020, December 31, 2019 and September 30, 2019
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2020 and 2019
Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2020 and 2019
Condensed Consolidated Statements of Shareholders’ Equity for the Three and Nine Months Ended September 30, 2020 and 2019
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2020 and 2019
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

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited - in thousands, except share and per share data)

			As Restated
	September 30, 2020	December 31, 2019	September 30, 2019
ASSETS
Current assets
Cash and cash equivalents ($92,587, $78,132 and $77,870 related to consolidated construction joint ventures (“CCJVs”))	$388,024	$262,273	$184,673
Short-term marketable securities	—	27,799	37,918
Receivables, net ($32,028, $29,564 and $30,336 related to CCJVs)	661,948	547,417	712,972
Contract assets ($27,528, $25,034 and $24,481 related to CCJVs)	159,939	211,441	206,407
Inventories	102,111	88,885	95,442
Equity in construction joint ventures	184,980	193,110	203,954
Other current assets ($13,634, $13,350 and $10,765 related to CCJVs)	48,300	46,016	51,925
Total current assets	1,545,302	1,376,941	1,493,291
Property and equipment, net ($25,765, $31,136 and $27,752 related to CCJVs)	536,256	542,297	542,796
Long-term marketable securities	5,700	5,000	10,000
Investments in affiliates	76,464	84,176	84,914
Goodwill	116,691	264,279	264,112
Right of use assets	68,276	72,534	70,472
Deferred income taxes, net	39,439	50,158	30,637
Other noncurrent assets	100,145	106,703	116,438
Total assets	$2,488,273	$2,502,088	$2,612,660

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$8,253	$8,244	$8,263
Accounts payable ($50,503, $57,795 and $50,625 related to CCJVs)	385,259	400,775	399,743
Contract liabilities ($73,426, $20,994 and $16,951 related to CCJVs)	189,430	95,737	109,299
Accrued expenses and other current liabilities ($4,553, $2,415 and $4,477 related to CCJVs)	391,651	337,300	359,221
Total current liabilities	974,593	842,056	876,526
Long-term debt	405,644	356,108	394,841
Long-term lease liabilities	51,879	58,618	56,740
Deferred income taxes, net	3,417	3,754	4,652
Other long-term liabilities	63,741	63,136	58,433
Commitments and contingencies (Note 18)
Equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	—	—	—
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding: 45,655,682 shares as of September 30, 2020, 45,503,805 shares as of December 31, 2019 and 46,741,263 shares as of September 30, 2019	457	456	468
Additional paid-in capital	554,303	549,307	567,033
Accumulated other comprehensive loss	(6,000)	(2,645)	(3,282)
Retained earnings	422,846	594,353	619,690
Total Granite Construction Incorporated shareholders’ equity	971,606	1,141,471	1,183,909
Non-controlling interests	17,393	36,945	37,559
Total equity	988,999	1,178,416	1,221,468
Total liabilities and equity	$2,488,273	$2,502,088	$2,612,660

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited - in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
		As Restated		As Restated
	2020	2019	2020	2019
Revenue
Transportation	$623,999	$623,867	$1,510,001	$1,407,577
Water	106,599	134,404	317,980	345,556
Specialty	205,134	224,744	513,087	538,497
Materials	129,457	129,099	275,819	268,389
Total revenue	1,065,189	1,112,114	2,616,887	2,560,019
Cost of revenue
Transportation	569,677	577,002	1,399,113	1,376,561
Water	94,042	121,767	283,497	314,471
Specialty	171,842	186,158	465,234	464,858
Materials	103,631	104,629	230,904	233,675
Total cost of revenue	939,192	989,556	2,378,748	2,389,565
Gross profit	125,997	122,558	238,139	170,454
Selling, general and administrative expenses	82,505	73,424	252,568	224,577
Acquisition and integration expenses	73	2,744	73	13,769
Non-cash impairment charges (See Note 4)	132,277	—	156,690	—
Gain on sales of property and equipment	(3,057)	(7,101)	(4,870)	(13,936)
Operating (loss) income	(85,801)	53,491	(166,322)	(53,956)
Other (income) expense
Interest income	(755)	(1,713)	(2,813)	(6,257)
Interest expense	6,359	4,839	17,902	13,011
Equity in income of affiliates, net	(2,353)	(6,275)	(4,415)	(10,159)
Other (income) expense, net	(1,967)	127	92	(2,394)
Total other expense (income)	1,284	(3,022)	10,766	(5,799)
(Loss) income before provision for (benefit from) income taxes	(87,085)	56,513	(177,088)	(48,157)
Provision for (benefit from) income taxes	11,272	11,747	(5,220)	(11,516)
Net (loss) income	(98,357)	44,766	(171,868)	(36,641)
Amount attributable to non-controlling interests	7,195	1,135	18,741	(4,170)
Net (loss) income attributable to Granite Construction Incorporated	$(91,162)	$45,901	$(153,127)	$(40,811)

Net (loss) income per share attributable to common shareholders (See Note 16)
Basic	$(2.00)	$0.98	$(3.36)	$(0.87)
Diluted	$(2.00)	$0.97	$(3.36)	$(0.87)
Weighted average shares of common stock
Basic	45,654	46,788	45,598	46,771
Diluted	45,654	47,170	45,598	46,771

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited - in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
		As Restated		As Restated
	2020	2019	2020	2019
Net (loss) income	$(98,357)	$44,766	$(171,868)	$(36,641)
Other comprehensive income (loss), net of tax:
Net unrealized loss on derivatives	$(904)	$(720)	$(3,999)	$(3,496)
Less: reclassification for net gains (losses) included in interest expense	358	(46)	798	(336)
Net change	$(546)	$(766)	$(3,201)	$(3,832)
Foreign currency translation adjustments, net	344	(345)	(156)	1,273
Other comprehensive loss	$(202)	$(1,111)	$(3,357)	$(2,559)
Comprehensive income (loss)	$(98,559)	$43,655	$(175,225)	$(39,200)
Non-controlling interests in comprehensive income (loss)	7,195	1,135	18,741	(4,170)
Comprehensive (loss) income attributable to Granite Construction Incorporated	$(91,364)	$44,790	$(156,484)	$(43,370)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited - in thousands, except share data)

	Outstanding Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Granite Shareholders’ Equity	Non-controlling Interests	Total Equity
Balances at June 30, 2020	45,651,914	$458	$553,038	$(5,800)	$520,025	$1,067,721	$23,039	$1,090,760
Net loss	—	—	—	—	(91,162)	(91,162)	(7,195)	(98,357)
Other comprehensive income	—	—	—	(202)	—	(202)	—	(202)
Purchases of common stock (1)	(1,352)	—	(25)	—	—	(25)	—	(25)
Restricted stock units (“RSUs”) vested	5,133	—	—	—	—	—	—	—
Dividends on common stock ($0.13 per share)	—	—	—	—	(5,935)	(5,935)	—	(5,935)
Transactions with non-controlling interests	—	—	—	—	—	—	1,549	1,549
Amortized RSUs and other	(13)	(1)	1,290	2	(82)	1,209	—	1,209
Balances at September 30, 2020	45,655,682	$457	$554,303	$(6,000)	$422,846	$971,606	$17,393	$988,999

Balances at June 30, 2019 (As Restated)	46,838,199	$468	$568,264	$(2,187)	$579,920	$1,146,465	$47,718	$1,194,183
Net income	—	—	—	—	45,901	45,901	(1,135)	44,766
Other comprehensive loss	—	—	—	(1,111)	—	(1,111)	—	(1,111)
Purchases of common stock (1)	(101,475)	—	(2,968)	—	(50)	(3,018)	—	(3,018)
RSUs vested	4,555	—	—	—	—	—	—	—
Dividends on common stock ($0.13 per share)	—	—	—	—	(6,076)	(6,076)	—	(6,076)
Transactions with non-controlling interests	—	—	—	—	—	—	(9,024)	(9,024)
Amortized RSUs and other	(16)	—	1,737	16	(5)	1,748	—	1,748
Balances at September 30, 2019 (As Restated)	46,741,263	$468	$567,033	$(3,282)	$619,690	$1,183,909	$37,559	$1,221,468

Balances at December 31, 2019	45,503,805	$456	$549,307	$(2,645)	$594,353	$1,141,471	$36,945	$1,178,416
Net loss	—	—	—	—	(153,127)	(153,127)	(18,741)	(171,868)
Other comprehensive loss	—	—	—	(3,357)	—	(3,357)	—	(3,357)
Purchases of common stock (1)	(55,273)	(1)	(750)	—	—	(751)	—	(751)
RSUs vested	173,493	2	—	—	—	2	—	2
Dividends on common stock ($0.13 per share)	—	—	—	—	(17,797)	(17,797)	—	(17,797)
Effect of adopting Topic 326 (Note 2)	—	—	—	—	(366)	(366)	—	(366)
Transactions with non-controlling interests	—	—	—	—	—	—	(810)	(810)
Amortized RSUs and other	33,657	—	5,746	2	(217)	5,531	(1)	5,530
Balances at September 30, 2020	45,655,682	$457	$554,303	$(6,000)	$422,846	$971,606	$17,393	$988,999

Balances at December 31, 2018	46,665,889	$467	$564,559	$(749)	$679,453	$1,243,730	$45,624	$1,289,354
Net (loss) income	—	—	—	—	(40,811)	(40,811)	4,170	(36,641)
Other comprehensive loss	—	—	—	(2,559)	—	(2,559)	—	(2,559)
Purchases of common stock (1)	(189,566)	(2)	(6,914)	—	—	(6,916)	—	(6,916)
RSUs vested	255,948	3	—	—	—	3	—	3
Dividends on common stock ($0.13 per share)	—	—	—	—	(18,251)	(18,251)	—	(18,251)
Effect of adopting Topic 842	—	—	—	—	(539)	(539)	—	(539)
Transactions with non-controlling interests	—	—	—	—	—	—	(12,235)	(12,235)
Amortized RSUs and other	8,992	—	9,388	26	(162)	9,252	—	9,252
Balances at September 30, 2019 (As Restated)	46,741,263	$468	$567,033	$(3,282)	$619,690	$1,183,909	$37,559	$1,221,468
(1) Represents shares purchased in connection with employee tax withholding for RSUs vested under our 2012 Equity Incentive Plan.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - in thousands)

		As Restated
Nine Months Ended September 30,	2020	2019
Operating activities
Net loss	$(171,868)	$(36,641)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	84,713	92,700
Amortization related to the 2.75% Convertible Notes (See Note 14)	6,458	—
Gain on sales of property and equipment, net	(4,870)	(13,936)
Deferred income taxes	996	(2,150)
Stock-based compensation	5,203	8,924
Equity in net loss from unconsolidated joint ventures	38,529	93,274
Net income from affiliates	(4,415)	(10,159)
Non-cash impairment charges (See Note 4)	156,690	—
Other non-cash adjustments	2,071	4,630
Changes in assets and liabilities, net of the effect of an acquisition in 2019:
Receivables	(98,118)	(225,558)
Contract assets, net	144,558	(21,539)
Inventories	(13,226)	(6,178)
Contributions to unconsolidated construction joint ventures	(38,044)	(57,280)
Distributions from unconsolidated construction joint ventures and affiliates	9,279	13,181
Other assets, net	(6,208)	(10,390)
Accounts payable	(16,559)	143,678
Accrued expenses and other current liabilities, net	43,477	946
Net cash provided by (used in) operating activities	138,666	(26,498)
Investing activities
Purchases of marketable securities	(9,996)	—
Maturities of marketable securities	10,000	20,000
Proceeds from called marketable securities	24,996	—
Purchases of property and equipment	(74,901)	(83,329)
Proceeds from sales of property and equipment	12,283	28,104
Cash paid to purchase business	—	(6,227)
Other investing activities, net	(4,283)	(3,756)
Net cash used in investing activities	(41,901)	(45,208)
Financing activities
Proceeds from debt	50,000	105,574
Debt principal repayments	(6,321)	(86,018)
Cash dividends paid	(17,777)	(18,240)
Repurchases of common stock	(753)	(6,916)
Contributions from non-controlling partners	9,250	—
Distributions to non-controlling partners	(10,060)	(12,234)
Other financing activities, net	324	1,242
Net cash provided by (used in) financing activities	24,663	(16,592)
Net increase (decrease) in cash, cash equivalents and restricted cash	121,428	(88,298)
Cash, cash equivalents and $5,835 and $5,825 in restricted cash at beginning of period	268,108	278,629
Cash, cash equivalents and $1,512 and $5,658 in restricted cash at end of period	$389,536	$190,331
Supplementary Information
Right of use assets obtained in exchange for lease obligations	$9,486	$19,005
Cash paid for operating lease liabilities	16,137	13,713
Cash paid during the period for:
Interest	$11,966	$13,758
Income taxes	2,360	11,900
Non-cash investing and financing activities:
RSUs issued, net of forfeitures	$4,685	$8,573
Accrued cash dividends	5,935	6,076

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (“we,” “us,” “our,” “the Company” or “Granite”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), are unaudited and should be read in conjunction with our Annual Report on Form 10-K for the year ended  December 31, 2019. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to state fairly our financial position at  September 30, 2020 and 2019 and the results of our operations and cash flows for the periods presented. The  December 31, 2019 condensed consolidated balance sheet data included herein was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.

Our operations are typically affected more by weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability. Therefore, the results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year.

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

Cash, Cash Equivalents and Restricted Cash: The table below presents changes in cash, cash equivalents and restricted cash on the condensed consolidated statements of cash flows and a reconciliation to the amounts reported in the condensed consolidated balance sheets (in thousands):

Nine months ended September 30,	2020	2019
Cash, cash equivalents and restricted cash, beginning of period	$268,108	$278,629
End of the period
Cash and cash equivalents	388,024	184,673
Restricted cash	1,512	5,658
Total cash, cash equivalents and restricted cash, end of period	389,536	190,331
Net increase (decrease) in cash, cash equivalents and restricted cash	$121,428	$(88,298)

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and in May 2019 issued ASU No. 2019-05, Credit Losses (Topic 326): Targeted Transition Relief (collectively referred to as “Topic 326”). Topic 326 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. We adopted Topic 326 effective January 1, 2020, recognizing a net cumulative decrease to retained earnings of approximately $0.5 million. Topic 326 was applicable to the following financial assets: short and long-term marketable securities, receivables, contract assets and long-term notes receivables included in other noncurrent assets in our condensed consolidated balance sheets. We elected to estimate the expected credit losses using a loss rate method that was applied to groups of assets categorized based on similar risk characteristics. The loss rate was based on historical losses and other information available to management. To account for the measurement of expected credit losses an allowance for credit losses was required for receivables and contract assets and was not required for any other applicable financial asset. As of September 30, 2020, $1.9 million was deducted primarily from receivables to present the net amount expected to be collected. The increase in the allowance since the initial adoption of Topic 326 was due to additional credit risk exposure to our customers related to the COVID-19 pandemic.

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

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

3.  Restatement

Restatement Background

As disclosed in our 2019 Annual Report on Form 10-K, in February 2020, the Audit/Compliance Committee of the Company’s Board of Directors, assisted by independent counsel, initiated an investigation of prior-period reporting for the Heavy Civil operating group, and the extent to which these matters affect the effectiveness of the Company’s internal control over financial reporting (the “Investigation”). The Investigation is now complete. We have restated our consolidated financial statements as of December 31, 2018, and for the years ended December 31, 2018 and 2017 and our unaudited quarterly financial information for the first three quarters in the year ended December 31, 2019 and for each of the quarters in the year ended December 31, 2018 in our Annual Report on Form 10-K for the year ended December 31, 2019 to correct misstatements associated with project forecasts in the Heavy Civil operating group (the “Investigation Adjustments”) discovered in connection with the independent Investigation. In addition to the Investigation Adjustments, we corrected additional identified out-of-period and uncorrected misstatements that were not material, individually or in the aggregate, to our consolidated financial statements (the “Other Adjustments”). We have reflected the impact of the restatement on our unaudited condensed consolidated financial information as of and for the three and nine months ended September 30, 2019 herein.

Description of Restatement Tables

We have presented below a reconciliation from the previously reported to the restated values as of and for the three and nine months ended September 30, 2019. The previously reported values were derived from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 filed on October 25, 2019 and are labeled as “As Previously Reported” in the following tables. The account balances labeled as “Investigation Adjustments” represent effects of adjustments resulting from the Investigation. The account balances labeled as “Other Adjustments” represent the effects of other adjustments, which related to revisions in estimates in projects primarily impacting revenue and cost of revenue in the Transportation segment as a result of out-of-period or uncorrected misstatements in previously filed financial statements that were not material, individually or in the aggregate, to those previously filed financial statements, balance sheet reclassifications and other immaterial adjustments.

The impacts to the condensed consolidated statements of shareholders’ equity and comprehensive income (loss) as a result of the restatement were due to the changes in net income (loss) for the three and nine months ended September 30, 2019. In addition, there was no impact to net cash used in investing and financing activities for the nine months ended September 30, 2019 as a result of the restatement.

The effects of the prior-period misstatements on our consolidated financial statements are as follows (in thousands, except per share data):

Consolidated Balance Sheet

September 30, 2019	As Previously Reported	Investigation Adjustments	Other Adjustments	As Restated
ASSETS
Current assets
Cash and cash equivalents	$184,673	$—	$—	$184,673
Short-term marketable securities	37,918	—	—	37,918
Receivables, net	700,387	10,569	2,016	712,972
Contract assets	233,925	(17,452)	(10,066)	206,407
Inventories	95,442	—	—	95,442
Equity in construction joint ventures	209,765	(10,351)	4,540	203,954
Other current assets	42,698	9,019	208	51,925
Total current assets	1,504,808	(8,215)	(3,302)	1,493,291
Property and equipment, net	542,796	—	—	542,796
Long-term marketable securities	10,000	—	—	10,000
Investments in affiliates	84,914	—	—	84,914
Goodwill	264,112	—	—	264,112
Right of use assets	70,472	—	—	70,472
Deferred income taxes, net	38,443	(8,580)	774	30,637
Other noncurrent assets	118,228	—	(1,790)	116,438
Total assets	$2,633,773	$(16,795)	$(4,318)	$2,612,660

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$8,263	$—	$—	$8,263
Accounts payable	399,528	—	215	399,743
Contract liabilities	106,010	9,025	(5,736)	109,299
Accrued expenses and other current liabilities	342,040	12,031	5,150	359,221
Total current liabilities	855,841	21,056	(371)	876,526
Long-term debt	394,841	—	—	394,841
Long-term lease liabilities	56,740	—	—	56,740
Deferred income taxes, net	4,652	—	—	4,652
Other long-term liabilities	58,433	—	—	58,433
Commitments and contingencies
Equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	—	—	—	—
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding: 46,741,263 shares as of September 30, 2019	468	—	—	468
Additional paid-in capital	567,033	—	—	567,033
Accumulated other comprehensive loss	(3,282)	—	—	(3,282)
Retained earnings	656,487	(34,046)	(2,751)	619,690
Total Granite Construction Incorporated shareholders’ equity	1,220,706	(34,046)	(2,751)	1,183,909
Non-controlling interests	42,560	(3,805)	(1,196)	37,559
Total equity	1,263,266	(37,851)	(3,947)	1,221,468
Total liabilities and equity	$2,633,773	$(16,795)	$(4,318)	$2,612,660

Consolidated Statement of Operations

	Three Months Ended September 30, 2019				Nine Months Ended September 30, 2019
	As Previously Reported	Investigation Adjustments	Other Adjustments	As Restated	As Reported	Investigation Adjustments	Other Adjustments	As Restated
Revenue
Transportation	$598,646	$23,861	$1,360	$623,867	$1,340,834	$72,094	$(5,351)	$1,407,577
Water	135,908	(1,771)	267	134,404	347,994	(2,669)	231	345,556
Specialty	224,457	—	287	224,744	540,234	—	(1,737)	538,497
Materials	129,099	—	—	129,099	268,389	—	—	268,389
Total revenue	1,088,110	22,090	1,914	1,112,114	2,497,451	69,425	(6,857)	2,560,019
Cost of revenue
Transportation	585,013	(8,245)	234	577,002	1,405,830	(24,647)	(4,622)	1,376,561
Water	120,878	674	215	121,767	313,582	674	215	314,471
Specialty	186,158	—	—	186,158	464,858	—	—	464,858
Materials	104,629	—	—	104,629	233,675	—	—	233,675
Total cost of revenue	996,678	(7,571)	449	989,556	2,417,945	(23,973)	(4,407)	2,389,565
Gross profit (loss)	91,432	29,661	1,465	122,558	79,506	93,398	(2,450)	170,454
Selling, general and administrative expenses	73,424	—	—	73,424	224,577	—	—	224,577
Acquisition and integration expenses	2,744	—	—	2,744	15,244	—	(1,475)	13,769
Gain on sales of property and equipment	(7,101)	—	—	(7,101)	(13,936)	—	—	(13,936)
Operating income (loss)	22,365	29,661	1,465	53,491	(146,379)	93,398	(975)	(53,956)
Other (income) expense
Interest income	(1,713)	—	—	(1,713)	(6,257)	—	—	(6,257)
Interest expense	4,839	—	—	4,839	13,011	—	—	13,011
Equity in income of affiliates, net	(6,275)	—	—	(6,275)	(10,159)	—	—	(10,159)
Other income, net	127	—	—	127	(2,394)	—	—	(2,394)
Total other income	(3,022)	—	—	(3,022)	(5,799)	—	—	(5,799)
Income (loss) before provision for (benefit from) income taxes	25,387	29,661	1,465	56,513	(140,580)	93,398	(975)	(48,157)
Provision for (benefit from) income taxes	3,474	7,898	375	11,747	(37,451)	26,145	(210)	(11,516)
Net income (loss)	21,913	21,763	1,090	44,766	(103,129)	67,253	(765)	(36,641)
Amount attributable to non-controlling interests	(1,425)	2,660	(100)	1,135	(8,793)	4,060	563	(4,170)
Net income (loss) attributable to Granite Construction Incorporated	$20,488	$24,423	$990	$45,901	$(111,922)	$71,313	$(202)	$(40,811)

Net income (loss) income per share attributable to common shareholders
Basic	$0.44	$0.52	$0.02	$0.98	$(2.39)	$1.52	$(0.00)	$(0.87)
Diluted	$0.43	$0.52	$0.02	$0.97	$(2.39)	$1.52	$(0.00)	$(0.87)
Weighted average shares of common stock
Basic	46,788	46,788	46,788	46,788	46,771	46,771	46,771	46,771
Diluted	47,170	47,170	47,170	47,170	46,771	46,771	46,771	46,771

Consolidated Statement of Cash Flows

Nine Months Ended September 30, 2019	As Previously Reported	Investigation Adjustments	Other Adjustments	As Restated
Operating activities
Net (loss) income	$(103,129)	$67,253	$(765)	$(36,641)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation, depletion and amortization	92,700	—	—	92,700
Gain on sales of property and equipment	(13,936)	—	—	(13,936)
Deferred income taxes	(37,338)	35,188	—	(2,150)
Stock-based compensation	8,924	—	—	8,924
Equity in net loss (income) from unconsolidated joint ventures	173,008	(77,334)	(2,400)	93,274
Net income from affiliates	(10,159)	—	—	(10,159)
Other non-cash adjustments	4,630	—	—	4,630
Changes in assets and liabilities, net of the effects of an acquisition:
Receivables	(224,475)	—	(1,083)	(225,558)
Contract assets, net	(13,276)	(16,109)	7,846	(21,539)
Inventories	(6,178)	—	—	(6,178)
Contributions to unconsolidated construction joint ventures	(57,280)	—	—	(57,280)
Distributions from unconsolidated construction joint ventures and affiliates	13,181	—	—	13,181
Other assets, net	(1,141)	(8,998)	(251)	(10,390)
Accounts payable	148,739	—	(5,061)	143,678
Accrued expenses and other current liabilities, net	(768)	—	1,714	946
Net cash used in operating activities	$(26,498)	$—	$—	$(26,498)

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

Investment in Affiliates

During the nine months ended September 30, 2020, operating costs increased in certain of our foreign entity investments in affiliates which resulted in price increases and therefore a decrease in demand. The effect of this change in business climate on certain investments’ expected future operating cash flows resulted in other than temporary decline in fair value below the carrying value. Therefore, we recorded a non-cash impairment charge of $9.6 million during the nine months ended September 30, 2020. The remaining carrying value of the investments of $76.5 million at September 30, 2020 represents the fair value recorded on a nonrecurring basis and is a Level 3 fair value measurement.

5.  Revisions in Estimates

Our profit recognition related to construction contracts is based on estimates of transaction price and costs to complete each project. These estimates can vary significantly in the normal course of business as projects progress, circumstances develop and evolve, and uncertainties are resolved. Changes in estimates of transaction price and costs to complete may result in the reversal of previously recognized revenue if the current estimate adversely differs from the previous estimate. When we experience significant changes in our estimates, we undergo a process that includes reviewing the nature of the changes to ensure that there are no material amounts that should have been recorded in a prior period rather than as revisions in estimates for the current period. For revisions in estimates, generally we use the cumulative catch-up method for changes to the transaction price that are part of a single performance obligation. Under this method, revisions in estimates are accounted for in their entirety in the period of change. There can be no assurance that we will not experience further changes in circumstances or otherwise be required to revise our estimates in the future. Other than those identified in the 2019 Annual Report on Form 10-K, we did not identify any material amounts that should have been recorded in a prior period for the three and nine months ended  September 30, 2019. In our review of these changes for the three and nine months ended  September 30, 2020, we did not identify any material amounts that should have been recorded in a prior period.

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

The projects with decreases from revisions in estimates, which individually had an impact of $5.0 million or more on gross profit, are summarized as follows (dollars in millions except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
		As Restated		As Restated
	2020	2019	2020	2019
Number of projects with downward estimate changes	3	4	6	10
Range of reduction in gross profit from each project, net	$7.2 - 17.8	$5.6 - 13.6	$6.5 - 37.6	$5.9 - 48.0
Decrease to project profitability	$32.2	$37.0	$107.5	$162.5
Increase to net loss	$21.7	$29.0	$72.6	$127.6
Increase to net loss per diluted share	$0.48	$0.62	$1.59	$2.73

Other than one project in our Specialty segment during the three and nine months ended September 30, 2020, all decreases during the three and nine months ended September 30, 2020 were in our Transportation segment and were due to additional costs from differing site conditions, lower productivity than originally anticipated and unfavorable weather. The decreases during the three and nine months ended  September 30, 2019 were due to increased project completion costs, schedule delays, lower productivity than originally anticipated and performance of a significant amount of disputed work partially offset by an increase in estimated recovery from customer affirmative claims.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

6.  Disaggregation of Revenue

The following tables present our disaggregated revenue (in thousands):

Three months ended September 30,

2020	Transportation	Water	Specialty	Materials	Total
California	$224,636	$10,498	$62,623	$75,901	$373,658
Federal	3,140	341	28,765	—	32,246
Heavy Civil	165,434	9,985	12,892	—	188,311
Midwest	43,896	—	24,392	—	68,288
Northwest	186,893	444	57,247	48,674	293,258
Water and Mineral Services	—	85,331	19,215	4,882	109,428
Total	$623,999	$106,599	$205,134	$129,457	$1,065,189

2019 (As Restated)	Transportation	Water	Specialty	Materials	Total
California	$197,057	$10,390	$60,791	$71,251	$339,489
Federal	56	155	23,973	—	24,184
Heavy Civil	187,828	389	—	—	188,217
Midwest	27,359	39	45,701	—	73,099
Northwest	211,567	1,095	70,754	51,662	335,078
Water and Mineral Services	—	122,336	23,525	6,186	152,047
Total	$623,867	$134,404	$224,744	$129,099	$1,112,114

Nine months ended September 30,

2020	Transportation	Water	Specialty	Materials	Total
California	$478,590	$24,225	$158,076	$161,397	$822,288
Federal	5,306	1,309	78,760	—	85,375
Heavy Civil	519,963	28,260	27,963	—	576,186
Midwest	103,081	152	74,543	—	177,776
Northwest	403,061	4,344	125,647	103,812	636,864
Water and Mineral Services	—	259,690	48,098	10,610	318,398
Total	$1,510,001	$317,980	$513,087	$275,819	$2,616,887

2019 (As Restated)	Transportation	Water	Specialty	Materials	Total
California	$404,981	$14,390	$135,928	$145,278	$700,577
Federal	133	1,034	57,698	—	58,865
Heavy Civil	501,330	7,370	—	—	508,700
Midwest	73,555	123	119,148	—	192,826
Northwest	427,578	3,675	151,621	107,040	689,914
Water and Mineral Services	—	318,964	74,102	16,071	409,137
Total	$1,407,577	$345,556	$538,497	$268,389	$2,560,019

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

7.  Unearned Revenue

The following tables present our unearned revenue as of the respective periods (in thousands):

September 30, 2020	Transportation	Water	Specialty	Total
California	$562,988	$52,598	$115,748	$731,334
Federal	13,787	494	107,273	121,554
Heavy Civil	1,060,034	24,803	224,427	1,309,264
Midwest	169,538	—	106,694	276,232
Northwest	505,559	721	50,752	557,032
Water and Mineral Services	—	118,938	—	118,938
Total	$2,311,906	$197,554	$604,894	$3,114,354

June 30, 2020	Transportation	Water	Specialty	Total
California	$636,385	$61,151	$122,989	$820,525
Federal	16,464	861	123,169	140,494
Heavy Civil	1,188,587	34,961	233,068	1,456,616
Midwest	214,016	—	112,299	326,315
Northwest	571,068	330	89,730	661,128
Water and Mineral Services	—	130,561	—	130,561
Total	$2,626,520	$227,864	$681,255	$3,535,639

September 30, 2019 (As Restated)	Transportation	Water	Specialty	Total
California	$520,649	$19,594	$96,921	$637,164
Federal	14,699	1,181	177,686	193,566
Heavy Civil	1,627,696	52,820	245,477	1,925,993
Midwest	222,045	70	140,721	362,836
Northwest	276,090	1,880	74,959	352,929
Water and Mineral Services	—	159,608	—	159,608
Total	$2,661,179	$235,153	$735,764	$3,632,096

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

8.  Contract Assets and Liabilities

During the three and nine months ended September 30, 2020, we recognized revenue of $3.5 million and $117.5 million, respectively, that was included in the contract balance at December 31, 2019. During the three and nine months ended September 30, 2019, we recognized revenue of $8.9 million and $123.8 million, respectively, that was included in the contract liability balance at  December 31, 2018.

As a result of changes in contract transaction price related to performance obligations that were satisfied or partially satisfied prior to the end of the periods, we recognized revenue of $99.7 million and $214.4 million during the three and nine months ended September 30, 2020, respectively, and $52.5 million and $150 million during the three and nine months ended September 30, 2019, respectively. The changes in contract transaction price were from items such as executed or estimated change orders and unresolved contract modifications and claims.

As of  September 30, 2020, December 31, 2019 and September 30, 2019, the aggregate claim recovery estimates included in contract asset and liability balances were $29.2 million, $71.1 million and $67.2 million, respectively.

The components of the contract asset balances as of the respective dates were as follows (in thousands):

			As Restated
	September 30, 2020	December 31, 2019	September 30, 2019
Costs in excess of billings and estimated earnings	$39,623	$100,761	$100,345
Contract retention	120,316	110,680	106,062
Total contract assets	$159,939	$211,441	$206,407

As of  September 30, 2020, December 31, 2019 and September 30, 2019, no contract retention individually exceeded 10% of total net receivables at any of the presented dates. The majority of the contract retention balance is expected to be collected within one year.

The components of the contract liability balances as of the respective dates were as follows (in thousands):

			As Restated
	September 30, 2020	December 31, 2019	September 30, 2019
Billings in excess of costs and estimated earnings, net of retention	$168,383	$86,736	$100,916
Provisions for losses	21,047	9,001	8,383
Total contract liabilities	$189,430	$95,737	$109,299

9.  Receivables, net

Receivables include billed and unbilled amounts for services provided to clients for which we have an unconditional right to payment as of the end of the applicable period and do not bear interest. The following table presents major categories of receivables (in thousands):

			As Restated
	September 30, 2020	December 31, 2019	September 30, 2019
Contracts completed and in progress:
Billed	$355,293	$299,633	$417,373
Unbilled	167,311	149,696	182,762
Total contracts completed and in progress	522,604	449,329	600,135
Material sales	70,918	42,936	72,486
Other	71,691	55,526	41,259
Total gross receivables	665,213	547,791	713,880
Less: allowance for credit losses	3,265	374	908
Total net receivables	$661,948	$547,417	$712,972

Included in other receivables at  September 30, 2020, December 31, 2019 and September 30, 2019, were items such as estimated recovery from back charge claims, notes receivable, fuel tax refunds and income tax refunds. No such receivables individually exceeded 10% of total net receivables at any of these dates.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

10.  Fair Value Measurement

The following tables summarize significant assets and liabilities measured at fair value in the condensed consolidated balance sheets on a recurring basis for each of the fair value levels (in thousands):

	Fair Value Measurement at Reporting Date Using
September 30, 2020	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$78,981	$—	$—	$78,981
Other current assets
Commodity swap	—	209	—	209
Other noncurrent assets
Restricted cash	1,512	—	—	1,512
Total assets	$80,493	$209	$—	$80,702
Accrued and other current liabilities
Interest rate swap	$—	$8,353	$—	$8,353
Total liabilities	$—	$8,353	$—	$8,353

December 31, 2019
Cash equivalents
Money market funds	$94,696	$—	$—	$94,696
Other noncurrent assets
Restricted cash	5,835	—	—	5,835
Total assets	$100,531	$—	$—	$100,531
Accrued and other current liabilities
Interest rate swap	$—	$4,603	$—	$4,603
Total liabilities	$—	$4,603	$—	$4,603

September 30, 2019
Cash equivalents
Money market funds	$68,579	$—	$—	$68,579
Other noncurrent assets
Restricted cash	5,658	—	—	5,658
Total assets	$74,237	$—	$—	$74,237
Accrued and other current liabilities
Interest rate swap	$—	$5,564	$—	$5,564
Total liabilities	$—	$5,564	$—	$5,564

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

Other Assets and Liabilities

The carrying values and estimated fair values of financial instruments that are not required to be recorded at fair value in the condensed consolidated balance sheets were as follows:

		September 30, 2020		December 31, 2019		September 30, 2019
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Held-to-maturity marketable securities (1)	Level 1	$5,700	$5,696	$32,799	$32,792	$47,918	$47,856
Liabilities (including current maturities):
2.75% Convertible Notes (2),(3)	Level 2	$198,606	184,000	$193,696	$249,895	$—	$—
Credit Agreement - term loan (2)	Level 3	133,125	135,046	138,750	139,042	140,625	141,634
Credit Agreement - revolving credit facility (2)	Level 3	75,000	76,180	25,000	25,043	250,000	251,986

(1) All marketable securities were classified as held-to-maturity and consisted of U.S. Government and agency obligations as of September 30, 2020, December 31, 2019 and September 30, 2019.

(2) The fair value of the 2.75% Convertible Notes is based on the median price of the notes in an active market as of September 30, 2020 and December 31, 2019. The fair value of the Credit Agreement is based on borrowing rates available to us for long-term loans with similar terms, average maturities, and credit risk. See Note 14 for definitions of, and more information about, the Credit Agreement and 2.75% Convertible Notes.

(3) Excluded from carrying value is $31.4 million and $36.3 million debt discount of as of September 30, 2020 and December 31, 2019, respectively, related to the 2.75% Convertible Notes (see Note 14).

As disclosed in Note 4, we recorded fair value adjustments related to nonfinancial assets measured at fair value on a nonrecurring basis during the three and nine months ended September 30, 2020. During the three and nine months ended September 30, 2020, we did not record any fair value adjustments related to nonfinancial liabilities measured at fair value on a nonrecurring basis. During the three and nine months ended September 30, 2019, we did not record any fair value adjustments related to nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

11.  Construction Joint Ventures

We participate in various construction joint ventures. We have determined that certain of these joint ventures are consolidated because they are variable interest entities (“VIEs”) and we are the primary beneficiary. We continually evaluate whether there are changes in the status of the VIEs or changes to the primary beneficiary designation of the VIE. Based on our assessments during the three and nine months ended September 30, 2020, we determined no change was required for existing joint ventures.

Due to the joint and several nature of the performance obligations under the related owner contracts, if any of the partners fail to perform, we and the remaining partners, if any, would be responsible for performance of the outstanding work (i.e., we provide a performance guarantee). At  September 30, 2020, there was approximately $1.8 billion of construction revenue to be recognized on unconsolidated and line item construction joint venture contracts of which $0.7 billion represented our share and the remaining $1.1 billion represented our partners’ share. We are not able to estimate amounts that may be required beyond the remaining cost of the work to be performed. These costs could be offset by billings to the customer or by proceeds from our partners’ corporate and/or other guarantees.

Consolidated Construction Joint Ventures (“CCJVs”)

At  September 30, 2020, we were engaged in seven active CCJV projects with total contract values ranging from $26.1 million to $435.3 million and a combined total of $1.7 billion of which our share was $1.0 billion. Our share of revenue remaining to be recognized on these CCJVs was $451.3 million and ranged from $6.5 million to $173.8 million. Our proportionate share of the equity in these joint ventures was between 50.0% and 65.0%. During the three and nine months ended September 30, 2020, total revenue from CCJVs was $79.2 million and $219.9 million, respectively, and during the three and nine months ended September 30, 2019, total revenue from CCJVs was $66.1 million and $205.6 million, respectively. During the nine months ended September 30, 2020 and 2019, CCJVs provided $17.0 million and used $19.0 million of operating cash flows, respectively.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Unconsolidated Construction Joint Ventures

As of  September 30, 2020, we were engaged in ten active unconsolidated joint venture projects with total contract values ranging from $12.1 million to $3.8 billion for a combined total of $11.6 billion of which our share was $3.4 billion. Our proportionate share of the equity in these unconsolidated construction joint ventures ranged from 20.0% to 50.0%. As of  September 30, 2020, our share of the revenue remaining to be recognized on these unconsolidated construction joint ventures was $538.0 million and ranged from $1.1 million to $141.1 million.

The following is summary financial information related to unconsolidated construction joint ventures:

			As Restated
(in thousands)	September 30, 2020	December 31, 2019	September 30, 2019
Assets
Cash, cash equivalents and marketable securities	$211,483	$179,049	$217,279
Other current assets (1)	874,396	972,840	863,182
Noncurrent assets	176,195	207,584	209,865
Less partners’ interest	849,213	904,565	858,235
Granite’s interest (1),(2)	412,861	454,908	432,091
Liabilities
Current liabilities	514,739	581,199	$542,278
Less partners’ interest and adjustments (3)	211,749	243,202	231,909
Granite’s interest	302,990	337,997	310,369
Equity in construction joint ventures (4)	$109,871	$116,911	$121,722

(1) Included in this balance and in accrued expenses and other current liabilities on the condensed consolidated balance sheets was $82.3 million as of September 30, 2020 and $81.9 million as of both  December 31, 2019 and September 30, 2019, related to performance guarantees.

(2) Included in this balance as of September 30, 2020, December 31, 2019 and September 30, 2019, was $86.2 million, $116.8 million and $118.0 million, respectively, related to Granite’s share of estimated cost recovery of customer affirmative claims. In addition, this balance included $13.8 million, $15.9 million and $14.8 million related to Granite’s share of estimated recovery of back charge claims as of  September 30, 2020, December 31, 2019 and September 30, 2019, respectively.

(3) Partners’ interest and adjustments includes amounts to reconcile total net assets as reported by our partners to Granite’s interest adjusted to reflect our accounting policies and estimates primarily related to contract forecast differences.

(4) Included in this balance and in accrued expenses and other current liabilities on our condensed consolidated balance sheets was $75.1 million, $76.2 million and $82.2 million as of  September 30, 2020,  December 31, 2019 and September 30, 2019, respectively, related to deficits in unconsolidated construction joint ventures, which includes provisions for losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
		As Restated		As Restated
(in thousands)	2020	2019	2020	2019
Revenue
Total	$293,733	$421,977	$740,224	$1,273,982
Less partners’ interest and adjustments (1)	206,032	309,937	471,999	949,855
Granite’s interest	87,701	112,040	268,225	324,127
Cost of revenue
Total	299,776	441,898	884,991	1,309,867
Less partners’ interest and adjustments (1)	203,932	308,764	578,235	891,795
Granite’s interest	95,844	133,134	306,756	418,072
Granite’s interest in gross loss	$(8,143)	$(21,094)	$(38,531)	$(93,945)

(1) Partners’ interest and adjustments includes amounts to reconcile total revenue and total cost of revenue as reported by our partners to Granite’s interest adjusted to reflect our accounting policies and estimates primarily related to contract forecast differences.

During the three and nine months ended September 30, 2020, unconsolidated construction joint venture net loss was $(6.0) million and $(144.5) million, respectively, of which our share was $(8.0) million and $(38.5) million, respectively. The differences between our share of the joint venture net loss when compared to the joint venture net loss primarily resulted from differences between our estimated total revenue and cost of revenue when compared to that of our partners’ on five and four projects during 2020 and 2019, respectively. The differences are due to timing differences from varying accounting policies and in public company quarterly reporting requirements. These joint venture net loss amounts exclude our corporate overhead required to manage the joint ventures and include taxes only to the extent the applicable states have joint venture level taxes.

Line Item Joint Ventures

As of September 30, 2020, we had four active line item joint venture construction projects with a total contract value of $318.0 million of which our portion was $188.5 million. As of  September 30, 2020, our share of revenue remaining to be recognized on these line item joint ventures was $111.3 million. During the three and nine months ended September 30, 2020, our portion of revenue from line item joint ventures was $27.5 million and $58.7 million, respectively. During the three and nine months ended September 30, 2019, our portion of revenue from line item joint ventures was $9.1 million and $21.3 million, respectively.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

12.  Investments in Affiliates

Our investments in affiliates balance consists of equity method investments in the following types of entities:

(in thousands)	September 30, 2020	December 31, 2019	September 30, 2019
Foreign	$46,000	$55,335	$55,769
Real estate	16,535	17,229	17,670
Asphalt terminal	13,929	11,612	11,475
Total investments in affiliates	$76,464	$84,176	$84,914

The following table provides summarized balance sheet information for our affiliates accounted for under the equity method on a combined basis:

(in thousands)	September 30, 2020	December 31, 2019	September 30, 2019
Current assets	$116,712	$122,348	$140,487
Noncurrent assets	165,292	165,331	168,715
Total assets	282,004	287,679	309,202
Current liabilities	48,478	48,322	61,738
Long-term liabilities (1)	55,206	61,078	60,230
Total liabilities	103,684	109,400	121,968
Net assets	178,320	178,279	187,234
Granite’s share of net assets	$76,464	$84,176	$84,914

(1) The balance primarily related to local bank debt for equipment purchases and working capital in our foreign affiliates and debt associated with our real estate investments.

Of the $282.0 million of total affiliate assets as of September 30, 2020, we had investments in thirteen foreign entities with total assets ranging from $0.1 million to $66.0 million, three real estate entities with total assets ranging from $8.1 million to $35.7 million and the asphalt terminal entity had total assets of $31.6 million. We have direct and indirect investments in the foreign entities and our percent ownership ranged from 25% to 50% as of September 30, 2020. During the nine months ended September 30, 2020, we recorded a $9.6 million impairment charge related to our investment in foreign affiliates. See Note 4 for further discussion of the impairment charge. The equity method investments in real estate affiliates included $13.2 million, $13.6 million and $14.1 million in residential real estate in Texas as of  September 30, 2020, December 31, 2019 and September 30, 2019, respectively. Our percent ownership in the real estate entities ranged from 18% to 47% as of  September 30, 2020. The remaining balances were in commercial real estate in Texas.

13.  Property and Equipment, net

Balances of major classes of assets and total accumulated depreciation and depletion are included in property and equipment, net in the condensed consolidated balance sheets and were as follows:

(in thousands)	September 30, 2020	December 31, 2019	September 30, 2019
Equipment and vehicles	$959,828	$947,687	$949,577
Quarry property	199,677	188,960	185,792
Land and land improvements	135,102	132,531	134,543
Buildings and leasehold improvements	122,119	122,316	112,940
Office furniture and equipment	72,675	67,991	66,791
Property and equipment	1,489,401	1,459,485	1,449,643
Less: accumulated depreciation and depletion	953,145	917,188	906,847
Property and equipment, net	$536,256	$542,297	$542,796

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

14.  Long-Term Debt and Credit Arrangements

(in thousands)	September 30, 2020	December 31, 2019	September 30, 2019
2.75% Convertible Notes	$198,606	$193,696	$—
Credit Agreement - term loan	133,125	138,750	140,625
Credit Agreement - revolving credit facility	75,000	25,000	250,000
Debt issuance costs and other	7,166	6,906	12,479
Total debt	413,897	364,352	403,104
Less current maturities	8,253	8,244	8,263
Total long-term debt	$405,644	$356,108	$394,841

The aggregate minimum principal maturities of long-term debt related to balances at September 30, 2020 excluding debt issuance costs, including current maturities and the $31.4 million unamortized debt discount related to the 2.75% Convertible Notes are as follows $2.1 million during the remainder of 2020; $8.5 million in 2021; $8.5 million in 2022; $192.3 million in 2023; $231.1 million in 2024; and $7.9 million in 2025 and thereafter.

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

The term loan requires that Granite repay 1.25% of the original $150.0 million principal balance each quarter until the maturity date, at which point the remaining balance is due. As of each  September 30, 2020, December 31, 2019 and September 30, 2019, $7.5 million of the term loan balance was included in current maturities of long-term debt on the condensed consolidated balance sheets and the remaining $125.6 million, $131.3 million and $133.1 million, respectively, was included in long-term debt.

As of  September 30, 2020, the total unused availability under the Credit Agreement was $155.9 million resulting from $44.1 million in issued and outstanding letters of credit and $75.0 million drawn under the revolving credit facility. The letters of credit had expiration dates between October 2020 and  December 2023.

Borrowings under the Credit Agreement bear interest at LIBOR, subject to a 75 basis point floor, or a base rate (at our option), plus an applicable margin based on the Consolidated Leverage Ratio (as defined in the Credit Agreement) calculated quarterly. LIBOR varies based on the applicable loan term, market conditions and other external factors. The applicable margin was 3.00% for loans bearing interest based on LIBOR and 2.00% for loans bearing interest at the base rate at  September 30, 2020. Accordingly, the effective interest rate at  September 30, 2020, using three-month LIBOR and the base rate was 3.75% and 5.25%, respectively, and we elected to use LIBOR for both the term loan and the revolving credit facility.

2.75% Convertible Notes

In November 2019, we issued an aggregate principal amount of $230.0 million of convertible senior notes (the “2.75% Convertible Notes”) at an interest rate of 2.75% per annum payable semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2020 and maturing on November 1, 2024, unless earlier converted, redeemed or repurchased.

As of September 30, 2020 and  December 31, 2019, the carrying amount of the liability component was $198.6 million and $193.7 million, respectively. As of September 30, 2020 and  December 31, 2019, the unamortized debt discount was $31.4 million and $36.3 million, respectively.

On October 29, 2019, in connection with the offering of our 2.75% Convertible Notes, we entered into a purchased equity derivative instrument (“Hedge Option”) and sold warrants to reduce the cost of the Hedge Option. The Hedge Option and warrants were included in additional paid-in capital on the condensed consolidated balance sheets and were $27.9 million and $11.2 million, respectively, as of both September 30, 2020 and December 31, 2019.

On May 4, 2020, the Company notified the Trustee for the 2.75% Convertible Notes that beginning May 5, 2020 until the date on which the Company regained compliance with its filing requirements under section 4.06(d) of the indenture, the Company would pay 0.50% per annum of additional interest to the Noteholders on the November 1st and May 1st semi-annual coupon payment dates.

2019 Notes

As of September 30, 2019, senior notes payable in the amount of $40.0 million were due to a group of institutional holders, and had an interest rate of 6.11% per annum and were originally due in December 2019 (“2019 Notes”). On July 29, 2019, we called and redeemed the $40.0 million outstanding balance.

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

The most significant financial covenants under the terms of our Credit Agreement require the maintenance of a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio. As of September 30, 2020, the Consolidated Leverage Ratio was 2.96, which did not exceed the maximum of 3.25. Our Consolidated Interest Coverage Ratio was 5.69, which exceeded the minimum of 4.00. To accommodate the delays in filing our financial statements, we entered into amendments with our lenders to extend the deadline for filing the 2019 Annual Report on Form 10-K and all of our 2020 Quarterly Reports on Form 10-Qs to February 28, 2021

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

15.  Leases

We have leases for office and shop space, as well as for equipment primarily utilized in our construction projects. As of  September 30, 2020, our lease contracts were classified as operating leases and had terms ranging from month-to-month to 23 years. As of September 30, 2020, December 31, 2019 and September 30, 2019, right of use (“ROU”) assets and long term lease liabilities were separately presented and short term lease liabilities of $19.1 million, $17.0 million and $15.9 million, respectively, were included in accrued and other current liabilities on our condensed consolidated balance sheets.

As of September 30, 2020, December 31, 2019 and  September 30, 2019, we had no lease contracts that had not yet commenced but created significant rights and obligations.

Lease expense was $5.5 million and $16.2 million during the three and nine months ended September 30, 2020, respectively, and $5.0 million and $13.9 million during the three and nine months ended September 30, 2019, respectively. As of  September 30, 2020, December 31, 2019 and September 30, 2019, our weighted-average remaining lease term was 5.2 years, 5.8 years and 6.0 years, respectively, and the weighted-average discount rate was 3.89%, 3.97% and 3.99%, respectively. As of  September 30, 2020, December 31, 2019 and September 30, 2019, the lease liability was equal to the present value of the remaining lease payments, discounted using the incremental borrowing rate on our secured debt, using one maturity discount rate that is updated quarterly, as it is not materially different than the discount rates applied to each of the leases in the portfolio.

The following table summarizes our undiscounted lease liabilities outstanding as of  September 30, 2020 (in thousands):

Remainder of 2020	$5,503
2021	21,488
2022	19,261
2023	13,159
2024	7,606
2025 through 2036	13,600
Total future minimum lease payments	$80,617
Less: imputed interest	(9,664)
Total	$70,953

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

16.  Weighted Average Shares Outstanding and Net Income (Loss) Per Share

The following table presents a reconciliation of the weighted average shares outstanding used in calculating basic and diluted net income (loss) per share as well as the calculation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
		As Restated		As Restated
(in thousands, except per share amounts)	2020	2019	2020	2019
Numerator (basic and diluted)
Net income (loss) allocated to common shareholders for basic calculation	$(91,162)	$45,901	$(153,127)	$(40,811)
Denominator
Weighted average common shares outstanding, basic	45,654	46,788	45,598	46,771
Dilutive effect of RSUs and 2.75% Convertible Notes (1),(2)	—	382	—	—
Weighted average common shares outstanding, diluted	45,654	47,170	45,598	46,771
Net income (loss) per share, basic	$(2.00)	$0.98	$(3.36)	$(0.87)
Net income (loss) per share, diluted	$(2.00)	$0.97	$(3.36)	$(0.87)

(1) Due to the net losses, RSUs representing approximately 636,000, 580,000 and 393,000 for the three and nine months ended September 30, 2020 and nine months ended September 30, 2019, respectively, have been excluded from the number of shares used in calculating diluted net loss per share, as their inclusion would be antidilutive.

(2) As the average price of our common stock was below $31.47 per share since the issuance date of the 2.75% Convertible Notes, the number of shares used in calculating diluted net income (loss) per share for the three and nine months ended September 30, 2020 excluded the potential dilution from the 2.75% Convertible Notes converting into shares of common stock.

17.  Income Taxes

The following table presents the provision for (benefit from) income taxes for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
		As Restated		As Restated
(dollars in thousands)	2020	2019	2020	2019
Provision for (benefit from) income taxes	$11,272	$11,747	$(5,220)	$(11,516)
Effective tax rate	(12.9)%	20.8%	2.9%	23.9%

Our effective tax rate for the three and nine months ended September 30, 2020 decreased to (12.9)% and 2.9% from 20.8% and 23.9% respectively, when compared to the same period in 2019. This change was primarily due to the goodwill impairment and the investment in affiliates impairment which is discrete to the three months ended March 31, 2020 and resulted in no discrete tax benefit and the second goodwill impairment which is discrete to the three months ended September 30, 2020 and resulted in no discrete tax benefit. See Note 4 for discussion of the impairment charges.

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

Liabilities relating to legal proceedings and government inquiries, to the extent that we have concluded such liabilities are probable and the amounts of such liabilities are reasonably estimable, are recorded in the consolidated balance sheets. The aggregate liabilities recorded as of September 30, 2020 and 2019 related to these matters were immaterial. The aggregate range of possible loss related to (i) matters considered reasonably possible, and (ii) reasonably possible amounts in excess of accrued losses recorded for probable loss contingencies, including those related to liquidated damages, could have a material impact on our consolidated financial statements if they become probable and the reasonably estimable amount is determined.

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

As of September 30, 2020, no liability related to above matters was recorded because we have concluded such liabilities are not probable and the amounts of such liabilities are not reasonably estimable.

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

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

19.  Business Segment Information

Summarized segment information is as follows (in thousands):

Three months ended September 30,

	Transportation	Water	Specialty	Materials	Total
2020
Total revenue from reportable segments	$623,999	$106,599	$205,134	$194,298	$1,130,030
Elimination of intersegment revenue	—	—	—	(64,841)	(64,841)
Revenue from external customers	623,999	106,599	205,134	129,457	1,065,189
Gross profit	54,322	12,557	33,292	25,826	125,997
Depreciation, depletion and amortization	5,268	8,258	5,046	6,120	24,692
2019 (As Restated)
Total revenue from reportable segments	$623,867	$134,404	$224,744	$198,538	$1,181,553
Elimination of intersegment revenue	—	—	—	(69,439)	(69,439)
Revenue from external customers	623,867	134,404	224,744	129,099	1,112,114
Gross profit	46,865	12,637	38,586	24,470	122,558
Depreciation, depletion and amortization	4,096	9,272	7,747	6,784	27,899

Nine months ended September 30,

	Transportation	Water	Specialty	Materials	Total
2020
Total revenue from reportable segments	$1,510,001	$317,980	$513,087	$400,808	$2,741,876
Elimination of intersegment revenue	—	—	—	(124,989)	(124,989)
Revenue from external customers	1,510,001	317,980	513,087	275,819	2,616,887
Gross profit	110,888	34,483	47,853	44,915	238,139
Depreciation, depletion and amortization	14,685	27,399	18,166	16,563	76,813
Segment assets	305,962	142,604	118,797	361,862	929,225
2019 (As Restated)
Total revenue from reportable segments	$1,407,577	$345,556	$538,497	$402,437	$2,694,067
Elimination of intersegment revenue	—	—	—	(134,048)	(134,048)
Revenue from external customers	1,407,577	345,556	538,497	268,389	2,560,019
Gross (loss) profit	31,016	31,085	73,639	34,714	170,454
Depreciation, depletion and amortization	12,581	31,259	21,960	18,417	84,217
Segment assets	314,247	293,156	136,466	371,465	1,115,334

A reconciliation of segment gross profit to consolidated income (loss) before provision for (benefit from) income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
		As Restated		As Restated
(in thousands)	2020	2019	2020	2019
Total gross profit from reportable segments	$125,997	$122,558	$238,139	$170,454
Selling, general and administrative expenses	82,505	73,424	252,568	224,577
Acquisition and integration expenses	73	2,744	73	13,769
Non-cash impairment charges (See Note 4)	132,277	—	156,690	—
Gain on sales of property and equipment	(3,057)	(7,101)	(4,870)	(13,936)
Total other expense (income)	1,284	(3,022)	10,766	(5,799)
Income (loss) before provision for (benefit from) income taxes	$(87,085)	$56,513	$(177,088)	$(48,157)

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

Results of Operations

Our operations are typically affected more by weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability. Therefore, the results of operations of a given quarter are not indicative of the results to be expected for the full year. As described in the Explanatory Note, we have restated our unaudited condensed consolidated financial statements for three and nine months ended September 30, 2019, the impact of which is reflected in the tables below.

The following table presents a financial summary for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
		As Restated		As Restated
(in thousands)	2020	2019	2020	2019
Total revenue	$1,065,189	$1,112,114	$2,616,887	$2,560,019
Gross profit	125,997	122,558	238,139	170,454
Selling, general and administrative expenses	82,505	73,424	252,568	224,577
Acquisition and integration expenses	73	2,744	73	13,769
Non-cash impairment charges (See Note 4)	132,277	—	156,690	—
Operating (loss) income	(85,801)	53,491	(166,322)	(53,956)
Total other expense (income)	1,284	(3,022)	10,766	(5,799)
Amount attributable to non-controlling interests	7,195	1,135	18,741	(4,170)
Net (loss) income attributable to Granite Construction Incorporated	(91,162)	45,901	(153,127)	(40,811)

Revenue

Total Revenue by Segment

	Three Months Ended September 30,				Nine Months Ended September 30,
			As Restated				As Restated
(dollars in thousands)	2020		2019		2020		2019
Transportation	$623,999	58.6%	$623,867	56.1%	$1,510,001	57.7%	$1,407,577	55.0%
Water	106,599	10.0	134,404	12.1	317,980	12.2	345,556	13.5
Specialty	205,134	19.3	224,744	20.2	513,087	19.6	538,497	21.0
Materials	129,457	12.1	129,099	11.6	275,819	10.5	268,389	10.5
Total	$1,065,189	100.0%	$1,112,114	100.0%	$2,616,887	100.0%	$2,560,019	100.0%

Transportation Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
			As Restated				As Restated
(dollars in thousands)	2020		2019		2020		2019
California	$224,636	36.0%	$197,057	31.5%	$478,590	31.7%	$404,981	28.8%
Federal	3,140	0.5	56	—	5,306	0.4	133	—
Heavy Civil	165,434	26.5	187,828	30.1	519,963	34.4	501,330	35.6
Midwest	43,896	7.0	27,359	4.4	103,081	6.8	73,555	5.2
Northwest	186,893	30.0	211,567	34.0	403,061	26.7	427,578	30.4
Total	$623,999	100.0%	$623,867	100.0%	$1,510,001	100.0%	$1,407,577	100.0%

Transportation revenue for the three and nine months ended September 30, 2020 remained relatively unchanged and increased $102.4 million, or 7.3%, respectively, when compared to 2019 due to increases in the California and Midwest operating groups from beginning the year with higher contract backlog and progress in existing projects partially offset by decreases in the Heavy Civil operating group from projects winding down and in the Northwest operating group which began the year with lower contract backlog. The increase during the nine months ended September 30, 2020 was also due to a the decrease in the net negative impact from revisions in estimates in the Heavy Civil operating group (see Note 5 of “Notes to the Condensed Consolidated Financial Statements” for more information). During the three and nine months ended September 30, 2020 and 2019 the majority of revenue earned in the Transportation segment was from the public sector.

Table of Content

Water Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
			As Restated				As Restated
(dollars in thousands)	2020		2019		2020		2019
California	$10,498	9.8%	$10,390	7.8%	$24,225	7.6%	$14,390	4.2%
Federal	341	0.3	155	0.1	1,309	0.4	1,034	0.3
Heavy Civil	9,985	9.4	389	0.3	28,260	8.9	7,370	2.1
Midwest	—	—	39	—	152	—	123	—
Northwest	444	0.5	1,095	0.8	4,344	1.4	3,675	1.1
Water and Mineral Services	85,331	80.0	122,336	91.0	259,690	81.7	318,964	92.3
Total	$106,599	100.0%	$134,404	100.0%	$317,980	100.0%	$345,556	100.0%

Water revenue for the three and nine months ended September 30, 2020 decreased by $27.8 million, or 20.7%, and $27.6 million, or 8.0%, respectively, when compared to 2019 primarily due to decreases in the Water and Mineral Services operating group from delays in recently awarded projects and deferrals in bidding processes as a result of the COVID-19 pandemic. Decreases were partially offset by increases in the Heavy Civil and California operating groups which began the year with higher contract backlog. During the three and nine months ended September 30, 2020 and 2019 the majority of revenue earned in the Water segment was from the public sector.

Specialty Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
			As Restated				As Restated
(dollars in thousands)	2020		2019		2020		2019
California	$62,623	30.5%	$60,791	27.0%	$158,076	30.8%	$135,928	25.2%
Federal	28,765	14.0	23,973	10.7	78,760	15.4	57,698	10.7
Heavy Civil	12,892	6.3	—	—	27,963	5.4	—	—
Midwest	24,392	11.9	45,701	20.3	74,543	14.5	119,148	22.1
Northwest	57,247	27.9	70,754	31.5	125,647	24.5	151,621	28.2
Water and Mineral Services	19,215	9.4	23,525	10.5	48,098	9.4	74,102	13.8
Total	$205,134	100.0%	$224,744	100.0%	$513,087	100.0%	$538,497	100.0%

Specialty revenue for the three and nine months ended September 30, 2020 decreased by $19.6 million, or 8.7%, and $25.4 million, or 4.7%, respectively, when compared to 2019 primarily due to beginning the year with lower contract backlog in the Midwest, Northwest and Water and Mineral Services operating groups partially offset by increases in the Heavy Civil and Federal operating groups which began the year with higher contract backlog and in the California and Northwest operating groups from new awards in 2020. Decreases in the Water and Mineral Services operating group during three and nine months ended September 30, 2020 were also from an adverse change in the business climate, exasperated by economic disruption and market conditions associated with the COVID-19 pandemic. During the three and nine months ended September 30, 2020 and 2019 revenue earned in the Specialty segment was from both the public and private sectors.

Materials Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2020		2019		2020		2019
California	$75,901	58.6%	$71,251	55.2%	$161,397	58.6%	$145,278	54.1%
Northwest	48,674	37.6	51,662	40.0	103,812	37.6	107,040	39.9
Water and Mineral Services	4,882	3.8	6,186	4.8	10,610	3.8	16,071	6.0
Total	$129,457	100.0%	$129,099	100.0%	$275,819	100.0%	$268,389	100.0%

Materials revenue for the three months ended September 30, 2020 remained relatively unchanged when compared to 2019 and increased by $7.4 million, or 2.8%, for the nine months ended September 30, 2020 primarily due to an increase in volume as a result of favorable weather during 2020 in the California operating group as compared to 2019.

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

Total Contract Backlog by Segment

					As Restated
(dollars in thousands)	September 30, 2020		June 30, 2020		September 30, 2019
Transportation	$2,313,072	70.5%	$2,633,936	74.3%	$2,686,403	73.0%
Water	346,253	10.5%	232,133	6.5%	248,459	6.7%
Specialty	623,452	19.0%	681,255	19.2%	749,251	20.3%
Total	$3,282,777	100.0%	$3,547,324	100.0%	$3,684,113	100.0%

Transportation Contract Backlog

					As Restated
(dollars in thousands)	September 30, 2020		June 30, 2020		September 30, 2019
Unearned revenue	$2,311,906	99.9%	$2,626,520	99.7%	$2,661,179	99.1%
Other awards (1)	1,166	0.1%	7,416	0.3%	25,224	0.9%
Total	$2,313,072	100.0%	$2,633,936	100.0%	$2,686,403	100.0%

(1) Other awards include contract awards to the extent we believe contract execution and funding is probable.

					As Restated
(dollars in thousands)	September 30, 2020		June 30, 2020		September 30, 2019
California	$564,154	24.4%	$641,708	24.4%	$531,948	19.8%
Federal	13,787	0.6%	16,464	0.6%	14,699	0.5%
Heavy Civil	1,059,939	45.8%	1,188,678	45.1%	1,627,696	60.6%
Midwest	169,538	7.3%	214,016	8.1%	235,970	8.8%
Northwest	505,654	21.9%	573,070	21.8%	276,090	10.3%
Total	$2,313,072	100.0%	$2,633,936	100.0%	$2,686,403	100.0%

Transportation contract backlog of $2.3 billion at September 30, 2020 was $320.9 million, or 12.2%, lower than at June 30, 2020 primarily due to progress on existing projects in all operating groups, partially offset by new awards. Significant new awards during the three months ended September 30, 2020 included a $12.0 million roadway construction project in California and a $24.0 million design-build project in Washington.

Non-controlling partners’ share of Transportation contract backlog as of September 30, 2020, June 30, 2020 and September 30, 2019 was $282.4 million, $280.0 million and $183.6 million, respectively. Four contracts in our Transportation segment had total forecasted losses with remaining revenue of $477.0 million, or 20.6%, of Transportation contract backlog at September 30, 2020.

Water Contract Backlog

					As Restated
(dollars in thousands)	September 30, 2020		June 30, 2020		September 30, 2019
Unearned revenue	$197,554	57.1%	$227,864	98.2%	$235,153	94.6%
Other awards (1)	148,699	42.9%	4,269	1.8%	13,306	5.4%
Total	$346,253	100.0%	$232,133	100.0%	$248,459	100.0%

(1) Other awards include contract awards to the extent we believe contract execution and funding is probable.

					As Restated
(dollars in thousands)	September 30, 2020		June 30, 2020		September 30, 2019
California	$52,598	15.2%	$61,151	26.3%	$19,594	7.8%
Federal	494	0.1%	861	0.4%	1,181	0.5%
Heavy Civil	24,803	7.2%	34,961	15.1%	52,820	21.3%
Northwest	721	0.2%	330	0.1%	1,880	0.8%
Water and Mineral Services	267,637	77.3%	134,830	58.1%	172,984	69.6%
Total	$346,253	100.0%	$232,133	100.0%	$248,459	100.0%

Water contract backlog of $346.3 million as of September 30, 2020 was $114.1 million, or 49.2%, higher than at June 30, 2020. The increase in the Water and Mineral Services operating group was from new awards during the three months ended September 30, 2020 and was partially offset by decreases from progress on existing projects.

Specialty Contract Backlog

					As Restated
(dollars in thousands)	September 30, 2020		June 30, 2020		September 30, 2019
Unearned revenue	$604,894	97.0%	$681,255	100.0%	$735,764	98.2%
Other awards (1)	18,558	3.0%	—	0.0%	13,487	1.8%
Total	$623,452	100.0%	$681,255	100.0%	$749,251	100.0%

(1) Other awards include contract awards to the extent we believe contract execution and funding is probable.

					As Restated
(dollars in thousands)	September 30, 2020		June 30, 2020		September 30, 2019
California	$134,306	21.6%	$122,989	18.0%	$103,224	13.8%
Federal	107,273	17.2%	123,169	18.1%	177,685	23.7%
Heavy Civil	224,427	36.0%	233,068	34.2%	245,478	32.8%
Midwest	106,694	17.1%	112,299	16.5%	147,905	19.7%
Northwest	50,752	8.1%	89,730	13.2%	74,959	10.0%
Total	$623,452	100.0%	$681,255	100.0%	$749,251	100.0%

Specialty contract backlog of $623.5 million as of September 30, 2020 was $57.8 million, or 8.5%, lower than at June 30, 2020 due to progress on existing projects in all operating groups other than California and Midwest operating groups which had an increase from an improved success rate on bidding activity. Significant new awards during the three months ended September 30, 2020 included a $10.0 million highway improvement project in California.

Non-controlling partners’ share of Specialty contract backlog as of September 30, 2020, June 30, 2020 and September 30, 2019 was $64.8 million, $71.0 million and $100.4 million, respectively.

Gross Profit

The following table presents gross profit (loss) by business segment for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
		As Restated	2020	As Restated
(dollars in thousands)	2020	2019		2019
Transportation	$54,322	$46,865	$110,888	$31,016
Percent of segment revenue	8.7%	7.5%	7.3%	2.2%
Water	12,557	12,637	34,483	31,085
Percent of segment revenue	11.8	9.4	10.8	9.0
Specialty	33,292	38,586	47,853	73,639
Percent of segment revenue	16.2	17.2	9.3	13.7
Materials	25,826	24,470	44,915	34,714
Percent of segment revenue	19.9	19.0	16.3	12.9
Total gross profit	$125,997	$122,558	$238,139	$170,454
Percent of total revenue	11.8%	11.0%	9.1%	6.7%

Transportation gross profit for the three and nine months ended September 30, 2020 increased by $7.5 million, or 15.9%, and $79.9 million, or more than 100%, respectively, when compared to 2019 primarily due to a decrease in the negative net impact from revisions in estimates in our Heavy Civil operating group (see Note 5 of “Notes to the Condensed Consolidated Financial Statements”).

Water gross profit for the three and nine months ended September 30, 2020 decreased by $0.1 million, or 0.6%, and increased by $3.4 million, or 10.9%, respectively, when compared to 2019 primarily due to a decrease in volume.

Specialty gross profit for the three and nine months ended September 30, 2020 decreased by 5.3 million, or 13.7%, and by $25.8 million, or 35.0%, respectively, when compared to 2019 primarily from the net negative impact from revisions in estimates on one project (see Note 5 of “Notes to the Condensed Consolidated Financial Statements”).

Materials gross profit for the three and nine months ended September 30, 2020 increased by $1.4 million, or 5.5%, and $10.2 million, or 29.4%, respectively, when compared to 2019 due to an increase in volume from favorable weather during 2020 resulting in a decrease in fixed costs.

Selling, General and Administrative Expenses

The following table presents the components of selling, general and administrative expenses for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Selling
Salaries and related expenses	$17,225	$14,842	$51,142	$47,296
Restricted stock unit amortization	264	232	1,002	1,578
Other selling expenses	2,907	2,694	9,478	9,786
Total selling	20,396	17,768	61,622	58,660
General and administrative
Salaries and related expenses	26,257	27,073	81,171	78,682
Restricted stock unit amortization	690	739	2,812	6,218
Non-recurring legal and accounting fees	9,726	—	28,440	—
Other general and administrative expenses	25,436	27,844	78,523	81,017
Total general and administrative	62,109	55,656	190,946	165,917
Total selling, general and administrative	$82,505	$73,424	$252,568	$224,577
Percent of revenue	7.7%	6.6%	9.7%	8.8%

Selling Expenses

Selling expenses include the costs for estimating and bidding including customer reimbursements for portions of our selling/bid submission expenses (i.e. stipends), business development and materials facility permits. Selling expenses can vary depending on the volume of projects in process and the number of employees assigned to estimating and bidding activities. As projects are completed or the volume of work slows down, we temporarily redeploy project employees to bid on new projects, moving their salaries and related costs from cost of revenue to selling expenses. Selling expenses for the three and nine months ended September 30, 2020 increased by $2.6 million, or 14.8% and $3.0 million, or 5.0%, respectively, when compared to 2019 due to increased bidding activities.

General and Administrative Expenses

General and administrative expenses include costs related to our operational offices that are not allocated to direct contract costs and expenses related to our corporate functions. Other general and administrative expenses include travel and entertainment, outside services, information technology, depreciation, occupancy, training, office supplies, changes in the fair market value of our Non-Qualified Deferred Compensation plan liability and other miscellaneous expenses. Total general and administrative expenses during the three and nine months ended September 30, 2020 increased by $6.5 million, or 11.6%, and $25.0 million, or 15.1%, respectively, when compared to 2019 due to legal and accounting fees incurred during the nine months ended September 30, 2020 that were related to the independent Investigation undertaken by the Audit Committee starting in February 2020.

Income Taxes

The following table presents the provision for (benefit from) income taxes for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
		As Restated		As Restated
(dollars in thousands)	2020	2019	2020	2019
Provision for (benefit from) income taxes	$11,272	$11,747	$(5,220)	$(11,516)
Effective tax rate	(12.9)%	20.8%	2.9%	23.9%

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

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, short-term investments, available borrowing capacity and cash expected to be generated from operations. We may also from time to time access our revolving credit facility, issue and sell equity, debt or hybrid securities or engage in other capital markets transactions. As of September 30, 2020, our cash and cash equivalents consisted of deposits and money market funds held with established national financial institutions and marketable securities consisted of U.S. Government and agency obligations. Our credit facility consists of a term loan and a revolving credit facility. Of the $275.0 million revolving credit facility capacity, $155.9 million was available for borrowing at September 30, 2020. See Note 14 of “Notes to the Condensed Consolidated Financial Statements” for further discussion regarding our credit facility.

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

In evaluating our liquidity position and needs, we consider cash and cash equivalents held by our consolidated construction joint ventures (“CCJVs”). The following table presents our cash, cash equivalents and marketable securities, including amounts from our CCJVs, as of the respective dates:

(in thousands)	September 30, 2020	December 31, 2019	September 30, 2019
Cash and cash equivalents excluding CCJVs	$295,437	$184,141	$106,803
CCJV cash and cash equivalents (1)	92,587	78,132	77,870
Total consolidated cash and cash equivalents	388,024	262,273	184,673
Short-term and long-term marketable securities (2)	5,700	32,799	47,918
Total cash, cash equivalents and marketable securities	$393,724	$295,072	$232,591

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

Granite’s portion of CCJV cash and cash equivalents was $53.4 million, $44.3 million and $44.4 million as of September 30, 2020, December 31, 2019 and September 30, 2019, respectively. Excluded from the table above is Granite’s portion of unconsolidated construction joint venture cash and cash equivalents of $66.2 million, $60.4 million and $70.5 million as of September 30, 2020, December 31, 2019 and September 30, 2019, respectively.

Cash Flows

	Nine Months Ended September 30,
(in thousands)	2020	2019
Net cash provided by (used in):
Operating activities	$138,666	$(26,498)
Investing activities	(41,901)	(45,208)
Financing activities	24,663	(16,592)

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

Cash provided by operating activities of $ 138.7 million for the  nine months ended September 30, 2020 represents a $ 165.2 million increase when compared to cash used in operating activities in  2019. The change was primarily due to a $ 173.0 million decrease in cash used in working capital primarily due to an increase in cash provided by CCJVs and a $ 15.3 million decrease in net contributions to unconsolidated joint ventures and affiliates partially offset by a $ 23.1 million decrease in cash provided by net loss after adjusting for non-cash items.

Investing activities

Cash used in investing activities of $41.9 million for the nine months ended September 30, 2020 represents a $3.3 million increase when compared to 2019 primarily due to an increase in maturities of marketable securities.

Financing activities

Cash provided by financing activities of $24.7 million for the nine months ended September 30, 2020 represents a $41.3 million increase when compared to 2019 primarily due to a decrease in debt payments.

Capital Expenditures

During the nine months ended September 30, 2020, we had capital expenditures of $74.9 million compared to $83.3 million during 2019. Major capital expenditures are typically for aggregate and asphalt production facilities, aggregate reserves, construction equipment, buildings and leasehold improvements and investments in our information technology systems. The timing and amount of such expenditures can vary based on the progress of planned capital projects, the type and size of construction projects, changes in business outlook and other factors. During the year ended December 31, 2020, capital expenditures were approximately $90.0 million.

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

Surety Bonds and Real Estate Mortgages

We are generally required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At September 30, 2020, approximately $2.9 billion of our contract backlog was bonded. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds after the owner accepts the work performed under contract. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.

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

The most significant financial covenants under the terms of our Credit Agreement require the maintenance of a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio. As of September 30, 2020, the Consolidated Leverage Ratio was 2.96, which did not exceed the maximum of 3.25. Our Consolidated Interest Coverage Ratio was 5.69, which exceeded the minimum of 4.00. To accommodate the delays in filing our financial statements, we entered into amendments with our lenders to extend the deadline for filing the 2019 Annual Report on Form 10-K and all of our 2020 Quarterly Reports on Form 10-Qs to February 28, 2021.

Share Repurchase Program

As announced on April 29, 2016, on April 7, 2016, the Board of Directors authorized us to repurchase up to $200.0 million of our common stock at management’s discretion. As part of this authorization we have established a plan to facilitate common stock repurchases. As of September 30, 2020, $157.2 million of the authorization remained available. The specific timing and amount of any future repurchases will vary based on market conditions, securities law limitations and other factors.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Liabilities relating to legal proceedings and government inquiries, to the extent that we have concluded such liabilities are probable and the amounts of such liabilities are reasonably estimable, are recorded in the consolidated balance sheets. The aggregate liabilities recorded as of September 30, 2020 and 2019 related to these matters were immaterial. The aggregate range of possible loss related to (i) matters considered reasonably possible, and (ii) reasonably possible amounts in excess of accrued losses recorded for probable loss contingencies, including those related to liquidated damages, could have a material impact on our consolidated financial statements if they become probable and the reasonably estimable amount is determined.

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

As of September 30, 2020, no liability related to above matters was recorded because we have concluded such liabilities are not probable and the amounts of such liabilities are not reasonably estimable.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended September 30, 2020:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
July 1, 2020 through July 31, 2020	970	$18.63	—	$157,165,044
August 1, 2020 through August 31, 2020	229	$18.81	—	$157,165,044
September 1, 2020 through September 30, 2020	153	$17.39	—	$157,165,044
	1,352	$18.52	—

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