Form 10-K
period 2020-12-31
GRANITE CONSTRUCTION INC
filed 2021-03-30
CIK 861459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $855.2 million as of June 30, 2020, based upon the price at which the registrant’s common stock was last sold as reported on the New York Stock Exchange on such date.

At March, 25, 2021, 45,789,095 shares of common stock, par value $0.01, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Shareholders of Granite Construction Incorporated to be held on June 2, 2021, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2020.

Index

PART II

PART III

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	36
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

On June 14, 2018, we completed the $349.8 million acquisition of Layne Christensen Company (“Layne”), a U.S.-based global water management, infrastructure services and drilling company in a stock-for-stock merger which was comprised of $321.0 million in Company common stock, $28.8 million in cash to settle all outstanding stock options, restricted stock awards and unvested Layne performance shares and we assumed $191.5 million in convertible notes at fair value. On April 3, 2018, we acquired LiquiForce, a privately owned company which provides sewer lining rehabilitation services to public and private sector water and wastewater customers in both Canada and the U.S. We acquired LiquiForce for $35.9 million in cash primarily borrowed under our revolving credit facility. See Notes 2 and 14 of “Notes to the Consolidated Financial Statements” for further discussion of Layne and Liquiforce acquisitions. On May 22, 2019, we acquired certain assets and equipment of Lametti & Sons, Inc. a Minnesota-based company with expertise in cured-in-place pipe rehabilitation and trenchless renewal for $6.2 million in cash.

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

In addition to reportable business segments, we review our business by operating groups. In alphabetical order, our operating groups are defined as follows: (i) California; (ii) Federal, which primarily includes offices in California, Colorado, Texas and Guam; (iii) Heavy Civil, which primarily includes offices in California, Florida and Texas (the New York office was closed in January 2021); (iv) Midwest, which primarily includes offices in Illinois; (v) Northwest, which primarily includes offices in Alaska, Arizona, Nevada, Utah and Washington; and (vi) Water and Mineral Services, which includes offices across the United States, Canada and Mexico.

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

Customers

Customers in our Transportation, Water and Specialty segments are predominantly in the public sector and include certain federal agencies, state departments of transportation, local transit authorities, county and city public works departments, school districts and developers, utilities and private owners of industrial, commercial and residential sites. Customers of our Materials segment include internal usage by our own construction projects, as well as third-party customers. Our third-party customers include, but are not limited to, contractors, landscapers, manufacturers of products requiring aggregate materials, retailers, homeowners, farmers and brokers. The majority of both our public and private customers are located in the United States.

None of our customers, including both prime and subcontractor arrangements, had revenue that individually exceeded 10% of total revenue during the years ended December 31, 2020, 2019 and 2018.

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

Substantially all of the contracts in our contract backlog may be canceled or modified at the election of the customer; however, we have not been materially adversely affected by contract cancellations or modifications in the past (see “Contract Provisions and Subcontracting”). Many projects are added to contract backlog and completed within the same fiscal year and, therefore, may not be reflected in our beginning or year-end contract backlog. Contract backlog by segment is presented in “Contract Backlog” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our contract backlog was $3.3 billion and $3.7 billion at December 31, 2020 and 2019, respectively, and did not include approximately $973.8 million and $646.6 million, respectively, in awarded construction management/general contractor and construction management at risk projects. Approximately $2.3 billion of the December 31, 2020 backlog is expected to be completed during 2021.

Equipment

At December 31, 2020 and 2019, we owned the following number of construction equipment and vehicles:

December 31,	2020	2019
Heavy construction equipment	2,778	2,969
Trucks, truck-tractors, trailers and vehicles	5,759	5,742

Our portfolio of equipment includes backhoes, barges, bulldozers, cranes, excavators, loaders, motor graders, pavers, rollers, scrapers, trucks, special equipment for pipeline rehabilitation, drilling rigs and tunnel boring machines that are used in all of our segments. We pool certain equipment to maximize utilization. We continually monitor and adjust our fleet size so that it is consistent with the size of our business, considering both existing contract backlog and expected future work. We lease or rent equipment to supplement our portfolio of equipment in response to construction activity cycles. In 2020 and 2019, we purchased $54.9 million and $55.0 million, respectively, of construction equipment and vehicles.

Human Capital Resources

Employees

We believe our employees are our most valuable resource, and our workforce possesses a strong dedication to and pride in our company. Our managerial and supervisory personnel have an average of approximately 11 years of service with Granite.

Successful execution of our strategy is dependent on attracting, developing, and retaining key employees who represent our core values and the communities we serve. Our focus on inclusive diversity, talent development, talent acquisition, and succession planning has allowed us to build our bench throughout the Company on many levels.

On December 31, 2020, we employed approximately 2,800 salaried employees who work in project, functional and business unit management, estimating and clerical capacities, plus approximately 2,600 hourly employees. The total number of hourly personnel is subject to the volume of construction in progress and is seasonal. During 2020, the number of hourly employees ranged from approximately 2,600 to 4,300 and averaged approximately 3,800. The majority of both our salaried and hourly personnel were located in the United States during 2020 and the employee counts do not include employees of unconsolidated construction joint ventures and non-construction unconsolidated joint ventures. As of December 31, 2020, five of our wholly-owned subsidiaries, Granite Construction Company, Granite Construction Northeast, Inc., Granite Industrial, Inc., Granite Inliner, LLC and Layne Christensen Company, were parties to craft collective bargaining agreements in many areas in which they operate.

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

Our safety focus is also evident in our response to the COVID-19 pandemic around the country. We have:

•	Implemented a COVID-19 task force that meets each week and provides updates specific to local, state, and federal guidelines.
•	Added work from home flexibility.
•	Increased cleaning protocols across all locations.
•	Initiated regular communication regarding impacts of the COVID-19 pandemic, including health and safety protocols.
•	Developed a COVID-19 tracking tool that allows tracking of positive, close contact by region, group and company.
•	Established new physical distancing procedures for employees who need to be onsite.
•	Implemented a policy that masks must be worn in all locations as required by local regulations.
•	Adjusted attendance and sick leave policies to encourage those who are sick to stay home.
•	Implemented protocols to address actual and suspected COVID-19 cases.
•	Prohibited non-essential travel for all employees including conferences, training events, leadership meetings, etc.

All of our work is deemed essential and critical, as such, we have invested in creating physically safe work environments for our employees.

Inclusive Diversity

Our culture is underpinned by our core values, including an unwavering commitment to inclusive diversity as exemplified by strategies that address our guiding belief that diverse backgrounds, perspectives, and experiences enhance creativity and innovation. In 2020, we established Employee Resource Groups that serve employees from a variety of backgrounds. We created a five-year strategic plan with the following key goals:

•	Increase Female representation throughout the entire organization from 12.5% in 2020 to 18% by 2025.
•	Increase Women in leadership from 14% in 2020 to 20% by 2025.
•	Increase Persons of Color (POC) representation throughout the entire organization from 14.7% in 2020 to 20% by 2025.
•	Increase Great Places to Work (GPTW) Inclusion Index from 71% in 2020 to 80% by 2025.

Additionally, we established relationships with historically black colleges and universities with targeted talent acquisition plans for these colleges and universities. In 2020, 54% of our 202 interns were diverse. In 2020, we improved our overall employee diversity percentage from 33% to 37%. Granite is committed to pay equity, regardless of race, gender, ethnicity, or sexual orientation, and annually conducts a pay equity analysis.

Employee Development and Training

The development, attraction, and retention of employees is a critical success factor for Granite and its operating groups. Our people are a key competitive advantage and to grow our organization we encourage every employee to actively participate in their own career growth and development. Granite offers a wide variety of training opportunities to ensure our employees are supplementing their on-the-job learning with classroom and online courses needed to promote performance and growth. Through Granite University, these training topics range from soft skills to job-specific technical skills and from formal instructor-led programs to self-guided online learning. Programs target specific employee populations including new employees, new engineers, managers, and leaders. The pandemic has required Granite to convert many live programs to a virtual instructor-led format. In 2020 we have successfully delivered over 100 classes in this virtual format including the graduation of 96 employees from our multi-level leadership development suite that ranges from emerging leaders through senior leaders, and 112 graduating from our 12-week Foundations for Engineers program.

We have a robust talent and succession planning process and have established specialized programs to support the development of our talent pipeline for critical roles in general management, engineering, project management, and operations. On an annual basis, we conduct group succession planning reviews with senior leaders including our President focusing on our high performing and high potential talent, diverse talent, and the succession for our most critical roles.

Employee Engagement

To ensure we provide a rich experience for our employees, we measure organizational culture and engagement to build on the competencies that are important for our future success. We routinely engage independent third parties to conduct cultural and employee engagement surveys. These include corporate culture assessments, as well as real-time feedback on employee engagement and on employee well-being focused on physical, emotional, social and financial health.

Compensation and Benefits

Granite’s compensation programs are designed to align the compensation of our employees with Granite’s performance and to provide proper incentives to attract, retain, and motivate employees to achieve superior results. The structure of our compensation programs balances guaranteed base pay with incentive compensation opportunities. Specifically:

•	We provide employee wages that are competitive and consistent with employee positions, skill levels, experience, knowledge, and geographic location.
•	We engage nationally recognized outside compensation and benefits consulting firms to independently evaluate the effectiveness of our executive compensation and benefit programs and to provide benchmarking against our peers within the industry.
•	We align our executives’ long-term equity compensation with our shareholders’ interests by linking realizable pay and stock performance.
•	Annual increases and incentive compensation are based on merit, which is communicated to employees at the time of hiring and documented through our talent management process as part of our annual review procedures and upon internal transfer and/or promotion.
•	All employees are eligible for health and wellness insurance, paid and unpaid leaves, a retirement plan and life and disability/accident coverage. We also offer a variety of voluntary benefits that allow employees to select the options that meet their needs, including telemedicine, paid parental leave, prescription savings solutions, a personalized health wellness program, pet insurance, and a financial wellness program.

Competition

Competitors in our Transportation, Water, Specialty and Materials segments typically range from small, local companies to large, regional, national and international companies. We compete with numerous companies in individual markets; however, there are few, if any, companies which compete in all of our market areas. Many of our Transportation, Water, and Specialty segment competitors have the ability to perform work in either the private or public sectors. When opportunities for work in one sector are reduced, competitors tend to look for opportunities in the other sector. This migration has the potential to reduce revenue growth and/or increase pressure on gross profit margins.

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

Contract Provisions and Subcontracting

Contracts with our customers are primarily “fixed unit price” or “fixed price.” Under fixed unit price contracts, we are committed to providing materials or services at fixed unit prices (for example, dollars per cubic yard of concrete placed or cubic yard of earth excavated). While the fixed unit price contract shifts the risk of estimating the quantity of units required for a particular project to the customer, any increase in our unit cost over the expected unit cost in the bid, whether due to inflation, inefficiency, incorrect estimates or other factors, is borne by us unless otherwise provided in the contract. Fixed price contracts are priced on a lump-sum basis under which we bear the risk that we may not be able to perform the work for the specified contract amount. The percentage of fixed unit price contracts in our contract backlog was 50.4% and 37.8% at December 31, 2020 and 2019, respectively. The percentage of fixed price contracts in our contract backlog was 47.3% and 60.6% at December 31, 2020 and 2019, respectively. All other contract types represented 2.3% and 1.6% of our contract backlog at December 31, 2020 and 2019, respectively.

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

At December 31, 2020, there was $1.5 billion of construction revenue to be recognized on unconsolidated and line item construction joint venture contracts, of which $0.6 billion represented our share and is included in our contract backlog and the remaining $0.9 billion represented our partners’ share. See Note 9 of “Notes to the Consolidated Financial Statements” for more information.

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

The California Air Resource Board requires California equipment owners/operators to reduce diesel particulate and nitrogen oxide emissions from in-use off-road diesel equipment and to meet progressively more restrictive emission targets from 2010 to 2022 by retrofitting equipment with diesel emission control devices or replacing equipment with new engine technology as it becomes available. Over the past few years we have been proactively replacing our fleet prior to the 2022 deadline to be in compliance and do not expect significant future costs above forecasted and planned expenditures. During 2020, our purchases of property and equipment in California included approximately $3.8 million in off-road construction equipment with emission reduction improvements.

As is the case with other companies in our industry, some of our aggregate products contain varying amounts of crystalline silica, a common mineral. Also, some of our construction and material processing operations release, as dust, crystalline silica that is in the materials being handled. Excessive, prolonged inhalation of very small-sized particles of crystalline silica has allegedly been associated with respiratory disease (including Silicosis). During 2016, the Occupational Safety and Health Administration (“OSHA”) implemented new and more stringent occupational exposure thresholds for crystalline silica exposure as respirable dust. In addition, the Mine Safety and Health Administration is expected to propose adopting a similar rule as implemented by OSHA. We have implemented dust control procedures to measure compliance with requisite thresholds and to verify that respiratory protective equipment is made available as necessary. We also communicate, through safety data sheets and other means, what we believe to be appropriate warnings and cautions to employees and customers about the risks associated with excessive, prolonged inhalation of mineral dust in general and crystalline silica in particular (see “Item 1A. Risk Factors”). The scope of new exposure limits indicates that additional engineering controls, beyond providing respirators will be required to reduce potential exposure in response to the reduced exposure limits. The OSHA General Industry and Construction Standards were phased in during late 2017 and were fully implemented in 2018. Expenses related to this implementation were immaterial during the years ended December 31, 2020, 2019 and 2018.

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

RISKS RELATED TO OUR INVESTIGATION, RESTATEMENT AND MATERIAL WEAKNESSES

•

We restated our consolidated financial statements for several prior periods and failed to timely file our Annual and Quarterly Reports with the SEC, which has affected and may continue to affect investor confidence, our stock price, our ability to raise capital in the future, and our reputation with our customers, which may result in additional stockholder litigation and may reduce customer confidence in our ability to complete new contract opportunities. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, we restated our consolidated financial statements for the years ended December 31, 2018 and 2017 and unaudited quarterly financial information for the first three quarters of the year ended December 31, 2019 and for each of the quarters in the year ended December 31, 2018 to correct misstatements associated with project forecasts in the Heavy Civil operating group discovered in connection with the independent investigation (the “Investigation”) of the Audit/Compliance Committee (the “Audit Committee”) of our Board of Directors. As a result of the Investigation and restatement process, we failed to timely file our Annual and Quarterly Reports with the SEC. Such restatement and failure to timely file our Annual and Quarterly Reports with the SEC:

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

•

The Investigation, the restatement process, the completion of our financial statements for the year ended December 31, 2020 and the remediation process have diverted, and will continue to divert, management and other human resources from the operation of our business. The absence of timely and accurate financial information has hindered and may in the future hinder our ability to effectively manage our business. The Investigation, the restatement process, the completion of our financial statements for the year ended December 31, 2020 and the remediation process have diverted, and will continue to divert, management and other human resources from the operation of our business. The Board of Directors, members of management, and our accounting, legal, administrative and other staff have spent significant time on the Investigation, the restatement process, the completion of our financial statements for the year ended December 31, 2020 and the remediation process and will continue to spend significant time on remediation of disclosure controls and procedures and internal control over our financial reporting. These resources have been, and will likely continue to be, diverted from the strategic and day-to-day management of our business and may have an adverse effect on our ability to accomplish our strategic objectives.

•

We identified material weaknesses in our internal control over financial reporting which could, if not remediated, adversely impact the reliability of our financial statements, cause us to submit our financial statements in an untimely fashion, result in material misstatements in our financial statements and cause current and potential stockholders to lose confidence in our financial reporting, which in turn could adversely affect the trading price of our common stock. We have concluded that the material weaknesses initially identified in our Annual Report on Form 10-K for the year ended December 31, 2019 still exist. For additional information on the material weaknesses identified and our remedial efforts, see “Item 9A, Controls and Procedures.” These material weaknesses initially identified in our Annual Report on Form 10-K for the year ended December 31, 2019 resulted in the restatement of our consolidated financial statements and related disclosures for the years ended December 31, 2018 and 2017 and unaudited quarterly financial information for the first three quarters of the year ended December 31, 2019 and for each of the quarters in the year ended December 31, 2018 to correct misstatements associated with project forecasts in the Heavy Civil operating group. Because the material weaknesses still exist as of December 31, 2020, management has determined that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2020. Under Public Company Accounting Oversight Board standards, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a misstatement of our consolidated annual or interim financial statements will not be prevented or detected on a timely basis. The existence of this issue could adversely affect us, our reputation or investor perceptions of us. We have and will continue to take additional measures to remediate the underlying causes of the material weaknesses noted above. As we continue to evaluate and work to remediate the material weaknesses, we may determine to take additional measures to address the control deficiencies.

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

•

We are involved in, and may in the future be subject to, litigation and regulatory examinations, investigations, proceedings or orders as a result of or relating to our restatement and our failure to timely file our Annual and Quarterly Reports with the SEC and if any of these are resolved adversely against us, it could harm our business, financial condition and results of operations. We are currently the subject of securities class action litigation. Additionally, in connection with our disclosure of the Audit Committee’s independent Investigation, we voluntarily contacted the San Francisco office of the SEC Division of Enforcement regarding that Investigation. Since contacting the SEC, we have produced documents to the SEC regarding the accounting issues identified during the independent Investigation and will continue to cooperate with the SEC in its investigation. The SEC’s investigation is ongoing and was not resolved when the Audit Committee completed the Investigation or when the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 was filed. The restatement and our failure to timely file our Annual and Quarterly Reports with the SEC, as well as our reported material weaknesses in internal control over financial reporting, may subject us to additional litigation and regulatory examinations, investigations, proceedings or orders, including a cease and desist order, the suspension of trading of our securities, delisting of our securities, the assessment of civil monetary penalties, and other equitable remedies. Our management has devoted and may be required to devote significant time and attention to these matters. If any of these matters are resolved adversely against us, it could harm our business, financial condition and results of operations. Additionally, while we cannot estimate our potential exposure to these matters at this time, we have already expended significant amounts investigating the claims underlying and defending these matters and expect to continue to need to expend significant amounts to conclude these matters.

•

We have incurred significant expenses related to the Investigation, restatement and remediation of deficiencies in our internal control over financial reporting and disclosure controls and procedures and expect to continue to incur significant expenses related to the remediation of deficiencies and any resulting litigation. We devoted substantial internal and external resources towards the Investigation, the restatement of our consolidated financial statements, remediation efforts, the management review process and other efforts to implement effective internal controls and expect to continue to incur significant expenses relating to the remediation of deficiencies and any resulting litigation. Because of these efforts, we have incurred and expect that we will continue to incur significant fees and expenses for legal, accounting, financial and other consulting and professional services, as well as the implementation and maintenance of systems and processes that will need to be updated, supplemented or replaced. We have taken a number of remediation efforts in response to the independent Investigation. However, there can be no assurance that these steps will be successful. To the extent these steps are not successful, we could be required to incur significant additional time and expense. The expenses and time management devoted towards the Investigation, the restatement and identifying and addressing the internal control deficiencies and the expenses we expect to continue to incur toward addressing the internal control deficiencies, could have a material adverse effect on our business, financial condition and results of operations.

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

To the extent we are not the controlling partner, we have limited control over many of the decisions made with respect to the related construction projects. These joint ventures may not be subject to the same compliance requirements, including those related to internal control over financial reporting. While we have controls to mitigate the risks associated with reliance on their control environment and financial information, to the extent the controlling partner makes decisions that negatively impact the joint venture or internal control problems arise within the joint venture, it could have a material adverse impact on our business, financial position, results of operations, cash flows and liquidity.

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

•

We may be required to contribute cash to meet our unfunded pension obligations in certain multi-employer plans. As of December 31, 2020, five of our wholly-owned subsidiaries, Granite Construction Company, Granite Construction Northeast, Inc., Granite Industrial, Inc., Granite Inliner, LLC, and Layne Christensen Company participate in various domestic multi-employer pension plans on behalf of union employees. Union employee benefits generally are based on a fixed amount for each year of service. We are required to make contributions to the plans in amounts established under collective bargaining agreements.  Pension expense is recognized as contributions are made. The domestic pension plans are subject to the Employee Retirement Income Security Act of 1974 (“ERISA”). Under ERISA, a contributor to a multi-employer plan may be liable, upon termination or withdrawal from a plan, for its proportionate share of a plan’s unfunded vested liability. While we currently have no intention of withdrawing from a plan and unfunded pension obligations have not significantly affected our operations in the past, there can be no assurance that we will not be required to make material cash contributions to one or more of these plans to satisfy certain underfunded benefit obligations in the future.

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

•

Government contracts generally have strict regulatory requirements. Approximately 73.5% of our construction-related revenue in 2020 was derived from contracts funded by federal, state and local government agencies and authorities. Government contracts are subject to specific procurement regulations, contract provisions and a variety of socioeconomic requirements relating to their formation, administration, performance and accounting and often include express or implied certifications of compliance. Claims for civil or criminal fraud may be brought for violations of regulations, requirements or statutes. We may also be subject to qui tam litigation brought by private individuals on behalf of the government under the Federal Civil False Claims Act, which could include claims for up to treble damages. Further, if we fail to comply with any of the regulations, requirements or statutes or if we have a substantial number of accumulated Occupational Safety and Health Administration, Mine Safety and Health Administration or other workplace safety violations, our existing government contracts could be terminated and we could be suspended from government contracting or subcontracting, including federally funded projects at the state level. Should one or more of these events occur, it could have a material adverse effect on our financial position, results of operations, cash flows and liquidity.

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

RISKS RELATED TO INFORMATION TECHNOLOGY

•	Changes to our outsourced software or infrastructure vendors as well as any sudden loss, breach of security, disruption or unexpected data or vendor loss associated with our information technology systems could have a material adverse effect on our business. We rely on third-party software and infrastructure to run critical accounting, project management and financial information systems. If software or infrastructure vendors decide to discontinue further development, integration or long-term maintenance support for our information systems, or there is any system interruption, delay, breach of security, loss of data or loss of a vendor, we may need to migrate some or all of our accounting, project management and financial information to other systems. Despite business continuity plans, these disruptions could increase our operational expense as well as impact the management of our business operations, which could have a material adverse effect on our financial position, results of operations, cash flows and liquidity.

•	Cybersecurity attacks on or breaches of our information technology environment could result in business interruptions, remediation costs and/or legal claims. To protect confidential customer, vendor, financial and employee information, we employ information security measures that secure our information systems from cybersecurity attacks or breaches. Even with these measures, we may be subject to unauthorized access of digital data with the intent to misappropriate information, corrupt data or cause operational disruptions. If a failure of our safeguarding measures were to occur, or if software or third-party vendors that support our information technology environment are compromised, it could have a negative impact to our business and result in business interruptions, remediation costs and/or legal claims, which could have a material adverse effect on our financial position, results of operations, cash flows and liquidity.
RISKS RELATED TO OUR CAPITAL STRUCTURE
•	Failure to remain in compliance with covenants under our Credit Agreement, service our indebtedness, or fund our other liquidity needs could adversely impact our business. Our failure to comply with any of the restrictive or financial covenants would constitute an event of default under our Credit Agreement. Further, our failure to obtain a waiver or amendments relating to our non-compliance with any of the restrictive or financial covenants could result in an event of default under our Credit Agreement. Our failure to pay principal, interest or other amounts when due or within the relevant grace period on our 2.75% Convertible Notes or our Credit Agreement would constitute an event of default under the indenture governing our 2.75% Convertible Notes or the Credit Agreement. A default under our Credit Agreement could result in (i) us no longer being entitled to borrow under such facility; (ii) termination of such facility; (iii) the requirement that any letters of credit under such facility be cash collateralized; (iv) acceleration of amounts owed under the Credit Agreement; and/or (v) foreclosure on any lien securing the obligations under such facility. A default under the indenture governing our 2.75% Convertible Notes could result in acceleration of the maturity of the notes. If we are unable to service our debt obligations or fund our other liquidity needs, we could be forced to curtail our operations, reorganize our capital structure (including through bankruptcy proceedings) or liquidate some or all of our assets in a manner that could cause holders of our securities to experience a partial or total loss of their investment in us.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Quarry Properties

As of December 31, 2020, we had 45 active and 14 inactive permitted quarry properties available for the extraction of sand and gravel and hard rock, all of which are located in the western United States. All of our quarries are open-pit and are primarily accessible by road. We process aggregates into construction materials for internal use and for sale to third parties. Our plant equipment is powered mostly by electricity provided by local utility companies. The following map shows the approximate locations of our permitted quarry properties as of December 31, 2020.

As of December 31, 2020, we estimated our permitted proven(1) and probable(2) aggregate reserves to be approximately 786.1 million tons with an average permitted life of approximately 57.5 years at present operating levels. Present operating levels are determined based on a three-year annual average aggregate production rate of 13.7 million tons. Reserve estimates were made by our geologists and engineers based primarily on drilling studies. Reserve estimates are based on various assumptions, and any material inaccuracies in these assumptions could have a material impact on the accuracy of our reserve estimates. These properties are used by all of our segments.

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

The following tables present information about our quarry properties as of December 31, 2020 (tons in millions):

	Type
Quarry Properties	Sand & Gravel	Hard Rock	Permitted Aggregate Reserves (tons)	Three-Year Annual Average Production Rate (tons)	Average Reserve Life
Owned quarry properties	23	4	437.3	8.2	42.6
Leased quarry properties (1)	20	13	348.8	5.5	79.9

(1) Our leases have terms which range from month-to-month to 45 years with most including an option to renew and includes royalty related agreements.

		Permitted Reserves for Each Product Type (tons)		Percentage of Permitted Reserves Owned and Leased
State	Number of Properties	Sand & Gravel	Hard Rock	Owned	Leased
California	23	361.3	212.6	54%	46%
Non-California	36	134.8	77.4	60%	40%

Plant Properties

We operate plants at our quarry sites to process aggregates into construction materials. Some of our sites may have more than one crushing, concrete or asphalt processing plant. The following table presents the number of plants we owned:

December 31,	2020	2019
Aggregate crushing plants	29	29
Asphalt concrete plants	49	49
Cement concrete batch plants	5	4
Asphalt rubber plants	5	7
Lime slurry plants	6	6
Pipe liner product factories	2	2

These plants are used by all of our segments.

Other Properties

The following table provides our estimate of certain information about other properties as of December 31, 2020:

	Land Area (acres)	Building Square Feet
Office and shop space (owned and leased)	1,191	2,060,712

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

Liabilities relating to legal proceedings and government inquiries, to the extent that we have concluded such liabilities are probable and the amounts of such liabilities are reasonably estimable, are recorded in the consolidated balance sheets. The aggregate liabilities recorded as of December 31, 2020 and 2019 related to these matters were immaterial. The aggregate range of possible loss related to (i) matters considered reasonably possible, and (ii) reasonably possible amounts in excess of accrued losses recorded for probable loss contingencies, including those related to liquidated damages, could have a material impact on our consolidated financial statements if they become probable and the reasonably estimable amount is determined.

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

On October 23, 2019, a putative class action lawsuit was filed in the Superior Court of California, County of Santa Cruz against the Company, James H. Roberts, our former President and Chief Executive Officer, Laurel Krzeminski, our former Chief Financial Officer, and the then-serving Board of Directors on behalf of persons who acquired shares of Company common stock in the Company’s June 2018 merger with Layne. The complaint asserts causes of action under the Securities Act of 1933 and alleges that the registration statement and prospectus were negligently prepared and included materially false and misleading statements and failed to disclose facts required to be disclosed. On August 10, 2020, the Court sustained our demurrer dismissing the complaint with leave to amend. On September 16, 2020, the plaintiff filed an amended complaint asserting causes of action under the Securities Act of 1933 against the previously named defendants and PricewaterhouseCoopers LLP. We have filed a demurrer seeking to dismiss the amended complaint. We are in the preliminary stages of the litigation and, as a result, we cannot predict the outcome or consequences of the case, which we intend to defend vigorously.

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

As of December 31, 2020, no liability related to above matters was recorded because we have concluded the amounts of such liabilities are not reasonably estimable.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange under the ticker symbol GVA. As of March, 25, 2021, 45,789,095 shares of our common stock were outstanding and held by 709 shareholders of record. We have paid quarterly cash dividends since the second quarter of 1990, and we expect to continue to do so.

The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended December 31, 2020:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
October 1, 2020 through October 31, 2020	1,102	$18.41	—	$157,165,044
November 1, 2020 through November 30, 2020	139	$21.49	—	$157,165,044
December 1, 2020 through December 31, 2020	4,090	$26.82	—	$157,165,044
	5,331	$24.94	—

(1) The number of shares purchased is in connection with employee tax withholding for units vested under our 2012 Equity Incentive Plan.

(2) As announced on April 29, 2016, on April 7, 2016, the Board of Directors authorized us to purchase up to $200.0 million of our common stock at management’s discretion. As part of this authorization we have established a share repurchase program to facilitate common stock repurchases. We did not purchase shares under the share purchase plan in any of the periods presented. As of December 31, 2020, $157.2 million of the authorization remained available. The specific timing and amount of any future purchases will vary based on market conditions, securities law limitations and other factors.

Performance Graph

The following graph compares the cumulative 5-year total return provided to Granite Construction Incorporated’s common stock holders relative to the cumulative total returns of the S&P 500 index and the Dow Jones U.S. Heavy Construction index. The Dow Jones U.S. Heavy Construction index includes the following companies: AECOM, Emcor Group Inc., Fluor Corp, Jacobs Engineering Group Inc., Mastec Inc., Quanta Services Inc. and Valmont Industries Inc. Certain of these companies differ from Granite in that they derive more revenue and profit from non-U.S. operations and have customers in different markets. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2015 through December 31, 2020.

December 31,	2015	2016	2017	2018	2019	2020
Granite Construction Incorporated	$100.00	$129.57	$150.87	$96.86	$67.52	$67.05
S&P 500	100.00	111.96	136.40	130.42	171.49	203.04
Dow Jones U.S. Heavy Construction	100.00	123.36	129.98	96.04	128.84	156.43

Item 6. SELECTED FINANCIAL DATA

Not Applicable.

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

Revenue Recognition

Our revenue is primarily derived from construction contracts that can span several quarters or years in our Transportation, Water and Specialty segments and from sales of construction related materials in our Materials segment. We recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, and subsequently issued additional related ASUs (“Topic 606”), which we adopted on January 1, 2018 using a modified retrospective transition approach. Topic 606 provides for a five-step model for recognizing revenue from contracts with customers as follows:

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

Certain construction contracts in our Transportation, Water and Specialty segments include retention provisions to provide assurance to our customers that we will perform in accordance with the contract terms and are not considered a financing benefit. The balances billed but not paid by customers pursuant to these provisions generally become due upon completion and acceptance of the project work or products by the customer. We have determined there are no significant financing components in our contracts during the years ended December 31, 2020 and 2019.

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

Goodwill

As of December 31, 2020 and 2019, we had eight reporting units in which goodwill was recorded as follows:

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

In performing the quantitative goodwill impairment tests, we calculate the estimated fair value of the reporting unit in which the goodwill is recorded using the discounted cash flows and market multiple methods. Judgments inherent in these methods include the determination of appropriate discount rates, the amount and timing of expected future cash flows, revenue and margin growth rates, and appropriate benchmark companies. The cash flows used in our 2020 discounted cash flow model were based on five-year financial forecasts developed internally by management adjusted for market participant-based assumptions. Our discount rate assumptions are based on an assessment of the equity cost of capital and appropriate capital structure for our reporting units. To assess for reasonableness we compare the estimated fair values of the reporting units to our current market capitalization.

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

During 2020, we performed two interim tests both of which resulted in impairment charges (See Note 12). For our 2020 annual goodwill impairment test, we conducted quantitative impairment tests for all of our reporting units and concluded that no additional impairment charge was required since the estimated fair value for each of the reporting units exceeded their respective net book values. The annual goodwill assessment for the Water and Mineral Services (“WMS”) Water and WMS Materials indicated that their estimated fair values exceeded their net book value, but not by a significant amount, as the estimated fair values align with the second interim goodwill impairment test as of September 30, 2020. The WMS Specialty and Northwest Group Materials reporting units had $9.4 million and $1.9 million, respectively, of goodwill balances as of December 31, 2020 and the annual goodwill assessment resulted in headroom of 12% and 3%, respectively. Although unexpected, additional adverse changes in the business climate for the WMS Specialty reporting unit could result in an impairment in future periods. There are no known potential events and/or changes in circumstances that could reasonably be expected to negatively affect the key assumptions used to estimate the Northwest Group Materials reporting unit fair value. The headroom for all other reporting units was in excess of 50%.

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

Current Economic Environment and Outlook

Impact of COVID-19 on Our Business

The COVID-19 pandemic has resulted, and is likely to continue to result, in substantial economic disruption for the foreseeable future. While there is optimism that the pandemic will come to an end with the prevalence of vaccines and other treatments, uncertainty continues to exist with the possible resurgence of cases and the economic restrictions in many states and subsequent impacts.

With regard to the COVID-19 pandemic, our first priority is to continue to do everything we can to ensure the safety, health and hygiene of our employees, customers, suppliers and others with whom we partner in our business activities. We are highly encouraging our employees to receive one of the COVID-19 vaccines. Subject to that and with appropriate risk mitigation and safety practices, we are doing everything we can to carry on our operations in this unprecedented business environment in which we find ourselves.

Work on most of our projects continues as the Company performs services that are categorized under one or more of the “Essential Critical Infrastructure Sectors,” as defined by federal and state law. However, our operations in Mexico and Canada were impacted in early 2020 with local COVID-19 work restrictions and travel bans, and we experienced temporary suspensions or reduced project activities as a result of COVID-19 contributing in some cases to employee and subcontractor absences. This disruption has been most impactful to our Water and Mineral Services Group.

In the face of rapidly changing market conditions, we are continually monitoring the status of our balance sheet and access to liquidity. Despite the pandemic, our balance sheet has strengthened in response to the efforts of our teams across the country. Given the uncertain market environment including the uncertain impact of reduced state and local tax receipts due to the pandemic, Granite continues to be focused on our liquidity through maximizing the return on capital investments and minimizing travel and related expenditures.

Granite’s backlog continues to be strong. This year we are seeing increased interest in best-value or alternative delivery procurement work by the state Department of Transportations, such as California and Utah, along with other state agencies. This shift will create a delay in certain project bookings in the short term due to the procurement methodology, but we believe will give us the opportunity for larger future work with historically higher margins and less inherent risk.

Funding for our public work projects, which is around 75% of our portfolio, is dependent on federal, state, regional and local revenues. At the federal level, Congress on September 30, 2020 approved the one-year extension of the Fixing America’s Surface Transportation (“FAST”) Act with flat funding levels as well as a $13.6 billion infusion to the Highway Trust Fund from the general fund, providing state and local governments the visibility needed to plan for 2021 construction programs. In late December 2020, Congress approved a $10 billion relief spending bill for state departments of transportation as part of the Coronavirus Response and Relief Act to help offset pandemic-induced revenue declines. Based on estimates provided by The Federal Highway Administration, over $1.5 billion of the relief fund is apportioned to Granite Construction’s vertically-integrated states. Furthermore, in March 2021, Congress approved the American Rescue Plan Act of 2021 which included $360 billion in Coronavirus State and Local Fiscal Recovery Funds to assist government efforts in mitigating the fiscal effects of COVID-19 on state and local budgets. Within the Coronavirus State and Local Fiscal Recovery Funds, $10 billion is earmarked for infrastructure, but much of this is anticipated to go towards clean energy and non-surface transportation projects. While a permanent revenue solution for the Highway Trust Fund is not yet in place, the expectation continues to remain a stabilizing force for transportation markets. We are optimistic that Congress and the Administration will jointly move forward in 2021 to pass a bipartisan Federal Infrastructure Bill, which we believe will meaningfully improve the programming visibility for state and local governments, starting with the 2022 construction season.

At state, regional and local levels, voter-approved state and local transportation measures continue to support infrastructure spending. In the November 2020 elections, voters in 18 states approved 94% of state and local ballot initiatives that will provide an additional $14 billion in one-time and recurring revenue for transportation improvements. In California, our top revenue-generating state, a significant part of the state infrastructure spend is funded through Senate Bill 1 (SB-1), the Road Repair and Accountability Act of 2017, which is a 10-year, $54.2 billion program. Revenue collected through SB-1 is on track to increase over the next 5 years. While we are encouraged by these funding supports, some of our core states are nevertheless experiencing financial headwinds from the pandemic, which may negatively impact transportation infrastructure spending during 2021. We closely monitor these funding trends and manage our pursuit pipeline accordingly.

While funding uncertainties caused by the COVID-19 pandemic disrupted the normal cadence of project bids in our water-related construction, water resources and wastewater rehabilitation businesses, market demand and local funding opportunities remain resilient. Across the Water segment’s end markets, states and municipal water authorities are weighing options for overdue water and wastewater infrastructure investment. For our wastewater rehabilitation business, this includes potential awards for infrastructure improvements mandated through consent decrees. At the federal level, Congress approved the Water Resources Development Act of 2020 and authorized spending $9.9 billion for 46 new flood control, harbor, ecosystem and lock and dam projects on waterways across the nation. This legislation unlocked the roughly $10 billion balance in the Harbor Maintenance Trust Fund including allowing access to $500 million in appropriations to the Army Corps. Furthermore, state and local governments have the discretion to make necessary investments in water and sewer infrastructure using the non-earmarked portion of the Coronavirus State and Local Fiscal Recovery Funds approved in March 2021.

For a further discussion of the uncertainties and business risks associated with the COVID-19 pandemic, see the section entitled “Risk Factors” in this Annual Report.

Heavy Civil Strategic Review

The Company concluded that historical industry pricing and associated risk for this type of work does not align with the Company’s stakeholder expectations. Under a new management team, we have narrowed the footprint of our Heavy Civil operating group, including the closure of our New York office in January 2021. Our focus is to pursue opportunities in markets where Granite’s presence, capabilities and resources provide strategic advantages, with improved margin expectations.

Impact of Independent Audit/Compliance Committee Investigation

As a result of our delay in filing our 2019 and 2020 Annual Reports on Form 10-K, there are jurisdictions across the country where we were unable to bid on public projects due to various financial statement filing requirements. This has mainly impacted certain public agency bidding opportunities. Granite teams across the country have continued to work with the various public agencies on these challenges. Through the work of Granite teams, the inability to bid in certain jurisdictions has not had a significant impact to Granite’s liquidity or results of operations.

Results of Operations

Our operations are typically affected more by weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability.

Years Ended December 31,	2020	2019	2018
(in thousands)
Total revenue	$3,562,459	$3,445,606	$3,287,031
Gross profit	344,788	221,678	334,840
Selling, general and administrative expenses	353,320	307,981	272,776
Acquisition and integration expenses	53	15,299	61,520
Non-cash impairment charges	156,690	—	—
Operating (loss) income	(158,345)	(82,899)	8,216
Total other expense (income)	8,118	(5,821)	(112)
Amount attributable to non-controlling interests	21,064	(3,489)	(10,954)
Net (loss) income attributable to Granite Construction Incorporated	(145,117)	(60,191)	582

Revenue

Total Revenue by Segment

Years Ended December 31,	2020		2019		2018
(dollars in thousands)
Transportation	$2,017,989	56.7%	$1,892,149	54.9%	$1,946,750	59.3%
Water	440,317	12.4	468,730	13.6	345,861	10.5
Specialty	723,391	20.3	727,537	21.1	625,666	19.0
Materials	380,762	10.6	357,190	10.4	368,754	11.2
Total	$3,562,459	100.0%	$3,445,606	100.0%	$3,287,031	100.0%

Transportation Revenue

Years Ended December 31,	2020		2019		2018
(dollars in thousands)
California	$681,955	33.8%	$581,074	30.8%	$607,737	31.2%
Federal	6,579	0.3	688	—	683	—
Heavy Civil	671,013	33.2	671,923	35.5	788,722	40.6
Midwest	140,433	7.0	100,235	5.3	84,523	4.3
Northwest	518,009	25.7	538,229	28.4	465,085	23.9
Total	$2,017,989	100.0%	$1,892,149	100.0%	$1,946,750	100.0%

Transportation revenue in 2020 increased $125.8 million, or 6.7%, compared to 2019 primarily from the California operating group beginning the year with higher contract backlog, new awards and favorable weather in 2020. Increases were also due to increases in the Midwest operating group from beginning the year with higher contract backlog and were partially offset by decreases in the Northwest operating group from a decrease in new awards in 2020. During 2020 and 2019, the majority of revenue earned in the Transportation segment was from the public sector.

Water Revenue

Years Ended December 31,	2020		2019		2018
(dollars in thousands)
California	$44,068	10.0%	$25,005	5.3%	$52,757	15.3%
Federal	1,774	0.4	1,171	0.2	2,116	0.6
Heavy Civil	40,260	9.1	13,215	2.8	19,472	5.6
Midwest	156	—	39	—	1,930	0.6
Northwest	5,075	1.2	5,964	1.3	3,882	1.1
Water and Mineral Services	348,984	79.3	423,336	90.4	265,704	76.8
Total	$440,317	100.0%	$468,730	100.0%	$345,861	100.0%

Water revenue in 2020 decreased $28.4 million, or 6.1%, compared to 2019 primarily due to decreases in the Water and Mineral Services operating group due to beginning the year with lower contract backlog. The decreases were partially offset by increases in the California operating group from favorable weather conditions during 2020 when compared to 2019 and in Heavy Civil operating group from beginning the year with higher contract backlog. During 2020 and 2019, the majority of revenue earned in the Water segment was from the public sector.

Specialty Revenue

Years Ended December 31,	2020		2019		2018
(dollars in thousands)
California	$230,805	31.9%	$187,556	25.8%	$143,471	22.9%
Federal	108,827	15.0	83,844	11.5	41,471	6.6
Heavy Civil	45,215	6.3	2,206	0.3	—	—
Midwest	100,601	13.9	153,548	21.1	222,565	35.6
Northwest	169,324	23.4	211,094	29.0	159,516	25.5
Water and Mineral Services	68,619	9.5	89,289	12.3	58,643	9.4
Total	$723,391	100.0%	$727,537	100.0%	$625,666	100.0%

Specialty revenue in 2020 decreased $4.1 million, or 0.6%, when compared to 2019. Increases in the California, Heavy Civil and Federal operating groups primarily resulted from beginning the year with higher contract backlog, which was partially offset by decreases in the Northwest and Midwest operating groups from beginning the year with lower contract backlog and in the Water and Mineral Services operating group from a disruption in business operations associated with the COVID-19 pandemic. During 2020 and 2019, revenue in the Specialty segment was from both the public and private sectors.

Materials Revenue

Years Ended December 31,	2020		2019		2018
(dollars in thousands)
California	$222,021	58.3%	$198,465	55.5%	$213,673	57.9%
Northwest	142,764	37.5	140,621	39.4	138,924	37.7
Water and Mineral Services	15,977	4.2	18,104	5.1	16,157	4.4
Total	$380,762	100.0%	$357,190	100.0%	$368,754	100.0%

Materials revenue in 2020 increased $23.6 million, or 6.6%, when compared to 2019 primarily due to an increase in the California operating groups from increased volume from improved weather conditions in 2020 partially offset by a decrease in the Water and Mineral Services operating group from an adverse change in the business climate, including a modified relationship with a business partner, increased competition and market consolidation.

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

Total Contract Backlog by Segment

December 31,	2020		2019
(dollars in thousands)
Transportation	$2,218,806	67.1%	$2,811,669	75.2%
Water	311,741	9.4	226,023	6.1
Specialty	776,888	23.5	696,570	18.7
Total	$3,307,435	100.0%	$3,734,262	100.0%

Transportation Contract Backlog

December 31,	2020		2019
(dollars in thousands)
Unearned revenue	$2,169,682	97.8%	$2,798,056	99.5%
Other awards (1)	49,124	2.2	13,613	0.5
Total	$2,218,806	100.0%	$2,811,669	100.0%

(1) Other awards include contract awards to the extent we believe contract execution and funding is probable.

December 31,	2020		2019
(dollars in thousands)
California	$665,223	30.0%	$526,641	18.7%
Federal	11,895	0.5	14,139	0.5
Heavy Civil	913,430	41.2	1,484,437	52.8
Midwest	138,246	6.2	230,889	8.2
Northwest	490,012	22.1	555,563	19.8
Total	$2,218,806	100.0%	$2,811,669	100.0%

Transportation contract backlog of $2.2 billion at December 31, 2020 was $592.9 million, or 21.1%, lower than 2019 primarily due to progress on existing projects partially offset by increases from new awards. Significant new awards during the fourth quarter of 2020 included a $101 million construction management/general contractor highway improvement project in Southern California, and a $39 million highway widening project in Southern California and the $3 million construction management portion of a $257 million construction management/general contractor highway rehabilitation project in Central California.

Non-controlling partners’ share of Transportation contract backlog as of December 31, 2020 and 2019 was $259.0 million and $310.2 million, respectively.

At December 31, 2020, four contracts in our Transportation segment had total forecasted losses with remaining revenue of $423.0 million, or 19.1%, of Transportation contract backlog. At December 31, 2019, four contracts in our Transportation segment had forecasted losses with remaining revenue of $263.6 million, or 9.4%, of Transportation contract backlog. Provisions are recognized in the consolidated statements of operations for the full amount of estimated losses on uncompleted contracts whenever evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue.

Water Contract Backlog

December 31,	2020		2019
(dollars in thousands)
Unearned revenue	$175,134	56.2%	$224,875	99.5%
Other awards (1)	136,607	43.8	1,148	0.5
Total	$311,741	100.0%	$226,023	100.0%

(1) Other awards include contract awards to the extent we believe contract execution and funding is probable.

December 31,	2020		2019
(dollars in thousands)
California	$38,716	12.4%	$19,950	8.8%
Federal	227	0.1	1,041	0.5
Heavy Civil	14,605	4.7	47,046	20.8
Midwest	—	—	152	0.1
Northwest	2,462	0.8	4,545	2.0
Water and Mineral Services	255,731	82.0	153,289	67.8
Total	$311,741	100.0%	$226,023	100.0%

Water contract backlog of $311.7 million as of December 31, 2020 was $85.7 million, or 37.9%, higher than at December 31, 2019 primarily due to increased success rate on bidding activity in the Water and Mineral Services operating group.

Specialty Contract Backlog

December 31,	2020		2019
(dollars in thousands)
Unearned revenue	$585,136	75.3%	$694,297	99.7%
Other awards (1)	191,752	24.7	2,273	0.3
Total	$776,888	100.0%	$696,570	100.0%

(1) Other awards include contract awards to the extent we believe contract execution and funding is probable.

December 31,	2020		2019
(dollars in thousands)
California	$148,935	19.1%	$100,019	14.4%
Federal	77,886	10.0	153,563	22.0
Heavy Civil	216,487	27.9	243,329	34.9
Midwest	90,221	11.7	137,952	19.8
Northwest	243,359	31.3	61,707	8.9
Total	$776,888	100.0%	$696,570	100.0%

Specialty contract backlog of $776.9 million as of December 31, 2020 was $80.3 million, or 11.5%, higher than December 31, 2019 primarily due to increases in the Northwest and California operating groups from increased success rate on bidding activity partially offset by decreases in the remaining operating groups from progress on existing projects. Significant new awards during the fourth quarter of 2020 included an $18 million University of California campus renewal project in central California. In addition, in March of 2021, we were awarded a $267 million tunnel project in Ohio that is expected to be recorded to the Midwest operating group contract backlog in the first quarter of 2021.

Non-controlling partners’ share of Specialty contract backlog as of December 31, 2020 and 2019 was $51.6 million and $89.1 million, respectively.

Gross Profit

The following table presents gross profit by business segment for the respective periods:

Years Ended December 31,	2020	2019	2018
(dollars in thousands)
Transportation	$133,748	$55,001	$137,086
Percent of segment revenue	6.6%	2.9%	7.0%
Water	54,241	29,766	59,134
Percent of segment revenue	12.3	6.4	17.1
Specialty	92,180	86,729	89,935
Percent of segment revenue	12.7	11.9	14.4
Materials	64,619	50,182	48,685
Percent of segment revenue	17.0	14.0	13.2
Total gross profit	$344,788	$221,678	$334,840
Percent of total revenue	9.7%	6.4%	10.2%

Transportation gross profit for the year ended December 31, 2020 increased by $78.7 million, or more than 100%, when compared to 2019 primarily due to a decrease in net negative impact from revisions in estimates related to the Heavy Civil operating group (see Note 3 of “Notes to the Consolidated Financial Statements”).

Water gross profit for the year ended December 31, 2020 increased by $24.5 million, or 82.2%, when compared to 2019 and segment gross profit as a percentage of segment revenue for 2020 increased to 12.3% from 6.4% in 2019. The increases were primarily due to increased revenue in our California operating group related to favorable weather and a decrease in negative net impact from revisions in estimates (See Note 3 of “Notes to the Consolidated Financial Statements”).

Specialty gross profit for the year ended December 31, 2020 increased by $5.5 million, or 6.3%, when compared to 2019primarily due to revenue increases in the California, Heavy Civil and Federal operating groups.

Materials gross profit for the year ended December 31, 2020 increased by $14.4 million, or 28.8%, when compared to 2019 and segment gross profit as a percentage of segment revenue for 2020 increased to 17.0% from 14.0% in 2019 driven by an increase in volume from favorable weather during 2020 resulting in a decrease in fixed costs.

Selling, General and Administrative Expenses

The following table presents the components of selling, general and administrative expenses for the respective periods:

Years Ended December 31,	2020	2019	2018
(dollars in thousands)
Selling
Salaries and related expenses	$69,530	$61,863	$55,591
Incentive compensation	5,297	4,651	5,177
Restricted stock unit amortization	1,280	1,809	2,655
Other selling expenses	9,660	11,195	13,957
Total selling	85,767	79,518	77,380
General and administrative
Salaries and related expenses	111,188	102,032	87,631
Incentive compensation	10,519	7,006	8,542
Restricted stock unit amortization	3,408	6,565	10,149
Non-recurring legal and accounting fees	35,575	—	—
Other general and administrative expenses	106,863	112,860	89,074
Total general and administrative	267,553	228,463	195,396
Total selling, general and administrative	$353,320	$307,981	$272,776
Percent of revenue	9.9%	8.9%	8.3%

Selling Expenses

Selling expenses include the costs for estimating and bidding, including offsetting customer reimbursements for portions of our selling/bid submission expenses (i.e. stipends), business development and materials facility permits. Selling expenses can vary depending on the volume of projects in process and the number of employees assigned to estimating and bidding activities. As projects are completed or the volume of work slows down, we temporarily redeploy project employees to bid on new projects, moving their salaries and related costs from cost of revenue to selling expenses. Selling expenses for 2020 increased $6.2 million, or 7.9%, compared to 2019, primarily due to an increase in salaries and related expenses from increased bidding activities.

General and Administrative Expenses

General and administrative expenses include costs related to our operational offices that are not allocated to direct contract costs and expenses related to our corporate functions. Other general and administrative expenses include travel and entertainment, outside services, information technology, depreciation, occupancy, training, office supplies, changes in the fair market value of our Non-Qualified Deferred Compensation plan liability and other miscellaneous expenses, none of which individually exceeded 10% of total general and administrative expenses. Total general and administrative expenses for 2020 increased $39.1 million, or 17.1%, compared to 2019 primarily due to legal and accounting fees incurred during 2020 that were related to the independent investigation undertaken by the Audit/Compliance Committee starting in February 2020.

Acquisition and Integration expenses

Acquisition and integration expenses were less than $0.1 million, $15.3 million and $61.5 million during the years ended December 31, 2020, 2019 and 2018, respectively, and were primarily related to the acquisition and integration of Layne and LiquiForce. The decrease during the year ended December 31, 2020 when compared to 2019 was due to a reduction in integration costs as the integration was substantially complete at the end of 2019.

Other Income

The following table presents the components of other income for the respective periods:

Years Ended December 31,	2020	2019	2018
(in thousands)
Interest income	$(3,096)	$(7,433)	$(6,082)
Interest expense	24,200	18,374	14,571
Equity in income of affiliates, net	(8,783)	(11,454)	(6,935)
Other income, net	(4,203)	(5,308)	(1,666)
Total other expense (income)	$8,118	$(5,821)	$(112)

Interest income for 2020 decreased $4.3 million when compared to 2019 primarily due to a decrease in interest rates associated with our marketable securities and cash equivalents. Interest expense for 2020 increased $5.8 million when compared to 2019 primarily due to interest on the 2.75% Convertible Notes issued in November 2019. Equity in income of affiliates for 2020 decreased $2.7 million when compared to 2019 primarily due to a decrease in income from a real estate investment entity. Other income, net for 2020 decreased $1.1 million primarily due to changes in the fair market values of our Non-Qualified Deferred Compensation plan assets.

Income Taxes

The following table presents the benefit from income taxes for the respective periods:

Years Ended December 31,	2020	2019	2018
(dollars in thousands)
Benefit from income taxes	$(282)	$(20,376)	$(3,208)
Effective tax rate	0.2%	26.4%	(38.5)%

Our tax rate decreased by 26.2% from 26.4% to 0.2% when compared to 2019 primarily due to the goodwill impairment and the investment in affiliates impairment recorded in 2020 and the relative impact of non-controlling interest recorded in 2020 and 2019. See Note 12 for discussion of the impairment charges.

Amount Attributable to Non-controlling Interests

The following table presents the income amount attributable to non-controlling interests in consolidated subsidiaries for the respective periods:

Years Ended December 31,	2020	2019	2018
(in thousands)
Amount attributable to non-controlling interests	$21,064	$(3,489)	$(10,954)

The amount attributable to non-controlling interests represents the non-controlling owners’ share of the income or loss of our consolidated construction joint ventures. The change during 2020 was primarily due to a net negative impact from revisions in estimates on one project (See Note 3 of “Notes to the Consolidated Financial Statements”).

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, short-term investments, available borrowing capacity and cash expected to be generated from operations. We may also from time to time access our revolving credit facility, issue and sell equity, debt or hybrid securities or engage in other capital markets transactions. Additionally, in November 2019, we issued $230 million of our 2.75% convertible senior notes due 2024. See Note 14 of “Notes to the Consolidated Financial Statements” for further discussion regarding the convertible notes. As of December 31, 2020, our cash and cash equivalents consisted of deposits and money market funds held with established national financial institutions and marketable securities consisted of U.S. Government and agency obligations. Our credit facility consists of a term loan and a revolving credit facility. Of the $275.0 million revolving credit facility, $229.6 million was available for borrowing at December 31, 2020. See Note 14 of “Notes to the Consolidated Financial Statements” for further discussion regarding the revolving credit facility.

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

In evaluating our liquidity position and needs, we also consider cash and cash equivalents held by our consolidated construction joint ventures (“CCJVs”). The following table presents our cash, cash equivalents and marketable securities, including amounts from our CCJVs, as of the respective dates:

December 31,	2020	2019
(in thousands)
Cash and cash equivalents excluding CCJVs	$361,317	$184,141
CCJV cash and cash equivalents (1)	74,819	78,132
Total consolidated cash and cash equivalents	436,136	262,273
Short-term and long-term marketable securities (2)	5,200	32,799
Total cash, cash equivalents and marketable securities	$441,336	$295,072

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

Granite’s portion of CCJV cash and cash equivalents was $42.6 million and $44.3 million as of December 31, 2020 and 2019, respectively. Excluded from the table above is Granite’s portion of unconsolidated construction joint venture cash and cash equivalents of $58.9 million and $60.4 million as of December 31, 2020 and 2019, respectively.

Cash Flows

Years Ended December 31,	2020	2019	2018
(in thousands)
Net cash provided by (used in):
Operating activities	$268,460	$111,438	$86,390
Investing activities	(41,262)	(40,322)	(39,598)
Financing activities	(57,658)	(81,637)	(1,874)

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

Cash provided by operating activities of $268.5 million during 2020 represents a $157.0 million increase when compared to 2019. The change was primarily due to a $115.8 million increase in cash provided by working capital primarily from payment timing differences as well as an increase from CCJVs, and a $24.9 million decrease in net contributions to unconsolidated joint ventures and affiliates partially offset by a $16.4 million decrease in cash provided by net loss after adjusting for non-cash items.

Investing activities

Cash used in investing activities of $41.3 million during 2020 represents a $0.9 million increase when compared to 2019 primarily due to a decrease in maturities and proceeds from the sale, net of purchases, of marketable securities.

Financing activities

Cash used in financing activities of $57.7 million during 2020 represents a $24.0 million decrease when compared to 2019. The change was due to decreases in repurchases of common stock as part of our Board approved repurchase program, in cash paid for the purchase of an equity derivative instrument in connection with the offering of our 2.75% Convertible Notes, and in distributions, net of contributions, to non-controlling partners. These decreases were partially offset by a decrease in proceeds from the issuance of our 2.75% Convertible Notes and warrants, net of fees, and debt payments, net of a draw, on the revolving credit facility in 2020.

Prior Years

For discussions related to the results of operations and cash flows between 2019 and 2018, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which was filed with the United States Securities and Exchange Commission on February 22, 2021 and is incorporated by reference into this Annual Report on Form 10-K.

Capital Expenditures

During the year ended December 31, 2020, we had capital expenditures of $93.3 million compared to $106.8 million during 2019. Major capital expenditures are typically for aggregate and asphalt production facilities, aggregate reserves, construction equipment, buildings and leasehold improvements and investments in our information technology systems. The timing and amount of such expenditures can vary based on the progress of planned capital projects, the type and size of construction projects, changes in business outlook and other factors. We currently anticipate 2021 capital expenditures to be between $95.0 million and $105.0 million.

Derivatives

We recognize derivative instruments as either assets or liabilities in the consolidated balance sheets at fair value using Level 2 inputs. See Note 8 to “Notes to the Consolidated Financial Statements” for further information. The hedge option and warrant derivative transactions related to the 2.75% Convertible Notes were recorded to equity on our consolidated balance sheets based on the cash proceeds. See Note 14 to “Notes to the Consolidated Financial Statements” for further information.

Debt and Contractual Obligations

The following table summarizes our significant obligations outstanding as of December 31, 2020:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt – principal (1)	$373,220	$8,462	$125,780	$232,180	$6,798
Long-term debt – interest (2)	41,556	13,614	20,929	6,895	118
Operating leases (3)	85,792	24,559	35,587	12,865	12,781
Other purchase obligations (4)	14,827	7,782	7,045	—	—
Deferred compensation obligations (5)	30,043	2,678	4,166	2,157	21,042
Asset retirement obligations (6)	23,853	5,979	1,470	2,600	13,804
Total	$569,291	$63,074	$194,977	$256,697	$54,543

(1) Debt issuance costs are excluded from the table. Included in the table is $29.7 million of unamortized debt discount related to the 2.75% Convertible Notes (as defined in Note 14 to “Notes to the Consolidated Financial Statements”).

(2) Included in the table are future interest payments related to borrowings under our Credit Agreement for the term loan. Interest for the term loan was calculated using the fixed rate associated with the cash flow hedge of 2.76% plus the applicable margin. Borrowings are subject to a 75bp LIBOR floor. As forecasted LIBOR was below 75bps for all future periods, the 75bp LIBOR floor was utilized. Future interest payments may differ from actual results. Also included in the table is $25.3 million in interest related to borrowings under our 2.75% Convertible Notes. See Note 14 of “Notes to the Consolidated Financial Statements.”

(3) These obligations represent the minimum rental and equipment lease commitments and minimum royalty requirements under all noncancellable agreements. See Note 15 of “Notes to the Consolidated Financial Statements.”

(4) These obligations represent firm purchase commitments for equipment and other goods and services not directly connected with our construction contract backlog which are individually greater than $10,000 and have an expected fulfillment date after December 31, 2020.

(5) The timing of expected payment of deferred compensation is based on estimated dates of retirement. Actual dates of retirement could be different and could cause the timing of payments to change.

(6) Asset retirement obligations represent reclamation and other related costs associated with our owned and leased quarry properties, the majority of which have an estimated settlement date beyond five years. See Note 11 of “Notes to the Consolidated Financial Statements.”

In addition to the significant obligations described above, as of December 31, 2020, we had approximately $12.7 million associated with uncertain tax positions filed on our tax returns which were excluded because we cannot make a reasonably reliable estimate of the timing of potential payments relative to such reserves.

Surety Bonds and Real Estate Mortgages

We are generally required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At December 31, 2020, approximately $2.7 billion of our contract backlog was bonded. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds after the owner accepts the work performed under contract. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.

Our investments in real estate affiliates are subject to mortgage indebtedness. This indebtedness is non-recourse to Granite but is recourse to the real estate entities. The terms of this indebtedness are typically renegotiated to reflect the evolving nature of the real estate projects as they progress through acquisition, entitlement and development. Modification of these terms may include changes in loan-to-value ratios requiring the real estate entity to repay portions of the debt. Our unconsolidated investments in our foreign affiliates are subject to local bank debt primarily for equipment purchases and working capital. This debt is non-recourse to Granite, but it is recourse to the affiliates. The debt associated with our unconsolidated non-construction entities is included in Note 10 of “Notes to the Consolidated Financial Statements.”

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

The most significant financial covenants under the terms of our Credit Agreement require the maintenance of a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio. As of December 31, 2020, the Consolidated Leverage Ratio was 2.58, which did not exceed the maximum of 3.25. Our Consolidated Interest Coverage Ratio was 5.13, which exceeded the minimum of 4.00.

Share Purchase Program

As announced on April 29, 2016, on April 7, 2016, the Board of Directors authorized us to repurchase up to $200.0 million of our common stock at management’s discretion. As part of this authorization we have established a plan to facilitate common stock repurchases. We did not purchase shares under the share purchase plan in any of the periods presented. As of December 31, 2020, $157.2 million of the authorization remained available. The specific timing and amount of any future repurchases will vary based on market conditions, securities law limitations and other factors.

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

Operating in international markets involves exposure to possible volatile movements in currency exchange rates. Our Water and Mineral Services operating group has international operations in Mexico and Canada. We also have affiliates that operate in Latin America (see Note 10 of “Notes to the Consolidated Financial Statements”). The majority of the customer contracts in Mexico are U.S. dollar-based, reducing the exposure to currency fluctuations. As of December 31, 2020, we do not have any outstanding foreign currency option contracts. If the volume of our international operations increases and foreign currency exchange rates change, the impact to our consolidated statements of operations could be significant and may affect year-to-year comparability of operating results. The impact from foreign currency transactions during 2020 was immaterial.

In November 2019, we issued $230.0 million principal amount of convertible senior notes that bear interest at 2.75% per annum and are payable semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2020, with a maturity date of November 1, 2024 (the “2.75% Convertible Notes”). As of December 31, 2020 and 2019, $196.0 million and $188.3 million of the 2.75% Convertible Notes was included in long-term debt in our consolidated balance sheets net of debt issuance costs and $29.7 million and $36.3 million unamortized debt discount, respectively.

As of December 31, 2020, a $131.3 million term loan was outstanding under the Credit Agreement that had a variable interest rate of LIBOR plus an applicable margin, that we converted under a swap arrangement to a fixed rate of 2.76% plus the same applicable margin. The applicable margin is based on certain financial ratios calculated quarterly and can vary in future periods. The additional annual interest expense for each 25 basis point increase in the applicable margin would be immaterial.

As of December 31, 2020, there was no amount drawn under the revolving portion of the Credit Agreement.

See Note 14 of “Notes to the Consolidated Financial Statements” for further discussion on the 2.75% Convertible Notes and Credit Agreement.

The table below presents principal amounts due by year and related weighted average interest rates for our cash and cash equivalents, held-to-maturity investments and significant debt obligations excluding debt issuance costs as of December 31,  2020 (dollars in thousands):
	2021	2022	2023	2024	2025	Thereafter	Total
Assets
Cash, cash equivalents, held-to-maturity investments	$436,136	$—	$200	$5,000	$—	$—	$441,336
Weighted average interest rate	0.08%	—%	0.40%	0.43%	—%	—%	0.09%
Liabilities
Fixed rate debt
2.75% Convertible Notes (1)	$—	$—	$—	$230,000	$—	$—	$230,000
Interest rate (2)	2.75%	2.75%	2.75%	2.75%	—%	—%	2.75%
Credit Agreement - term loan	$7,500	$7,500	$116,250	$—	$—	$—	$131,250
Effective interest rate (3)	5.35%	5.04%	5.04%	—%	—%	—%	5.15%

(1) Debt issuance costs are excluded from the table. Included in the table is $29.7 million of unamortized debt discount related to the 2.75% Convertible Notes (as defined in Note 14 to “Notes to the Consolidated Financial Statements”). Upon conversion of the 2.75% Convertible Notes, we intend to pay cash or deliver shares of common stock or a combination of both at our election.

(2) Not included in the interest rate is 0.50% of additional interest due to noteholders through February 25, 2021 as a result of the Company's delay in filing its 2019 and 2020 financial statements.

(3) The effective interest rate was calculated using one-month LIBOR plus the applicable margin, subject to a 75bp LIBOR floor. As forecasted LIBOR was below 75bps for all future periods, the 75bp LIBOR floor was utilized. Future interest payments may differ from actual results.

The estimated fair value of our cash, cash equivalents and short-term held-to-maturity investments approximates the principal amounts reflected above based on the generally short maturities of these financial instruments. The fair value of the term loan under the Credit Agreement was approximately $133.0 million and $139.0 million as of December 31, 2020 and 2019, respectively. The fair value of 2.75% Convertible Notes was approximately $248.4 million and $250.0 million as of December 31, 2020 and 2019, respectively.

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

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, our principal executive and principal financial officers have concluded that, as of December 31, 2020, due to the existence of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management, including our principal executive and principal financial officers, is responsible for establishing and maintaining adequate internal control over financial reporting as described in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Our management, under the supervision and with the participation of our principal executive and principal financial officers, has conducted an evaluation of the effectiveness of our internal control over financial reporting, using the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation, management determined, based upon the existence of the material weaknesses described below, that we did not maintain effective internal control over financial reporting as of December 31, 2020.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In our Annual Report on Form 10-K for the year ended December 31, 2019, we disclosed the identification of control deficiencies that constituted material weaknesses, either individually or in the aggregate and these material weaknesses have not been remediated as of December 31, 2020. We identified that we did not maintain an effective control environment. Specifically, certain members of management did not sufficiently promote, monitor or enforce adherence to the Company’s Code of Conduct and accounting policies and procedures. In addition, certain of these members of management applied pressure on individuals charged with operational finance responsibilities in the Heavy Civil operating group, which resulted in management directives to produce forecasts of revenues and costs that were overly optimistic and not in compliance with the Company’s standard operating procedures. These actions reflected an inappropriate tone at the top and violated our Code of Conduct and accounting policies and procedures and contributed to our ineffective control environment. The ineffective control environment further contributed to the failure in the Heavy Civil operating group’s project forecasting controls. We did not maintain and follow internal policies and procedures in project forecasting in the Heavy Civil operating group, which led to the failure to timely record adjustments to quarterly forecasts (such as adjustments for estimates of costs, project risks and variable consideration, such as potential claims). These material weaknesses resulted in misstatements that were corrected in the restatement included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Additionally, the material weaknesses described above could result in a misstatement of substantially all account balances or disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2020. The report is included in “Item 15. Exhibits and Financial Statement Schedules” under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

Other than the ongoing remediation efforts described below, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2020.

Remediation Plan and Status

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, beginning in 2020, Company management, with the assistance of outside consultants began reviewing and revising our internal control over financial reporting in response to the Audit Committee’s independent Investigation. Management is committed to implementing changes to our internal control over financial reporting to ensure that the control deficiencies that contributed to the material weaknesses are remediated. We are currently evaluating the impact of the material weaknesses and have taken or are in the process of taking the following actions:

•	We have taken appropriate personnel actions, including separations, dismissals and changes in leadership and/or responsibilities and have implemented other organizational changes, including changes in reporting structures.
•	We have implemented or are in the process of implementing additional ongoing oversight, training and communication programs to reinforce: (1) our ethical standards and Code of Conduct across the Company, which will emphasize, among other things, the purpose and availability of the anonymous whistleblower hotline, (2) the responsibilities and obligations of public company officers, (3) our cost forecasting processes and policies, including proper and contemporaneous documentation to support cost forecast adjustments, (4) the principles and requirements of each cost forecasting control and (5) reporting communication protocols for internal audit reports.
•	We are developing and implementing additional internal controls related to cost forecasts with an emphasis on reviews from individuals who are independent of the operating group.

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

Item 9B. OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this report. We will file our definitive proxy statement for our Annual Meeting of Shareholders to be held on June 2, 2021 (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this report, and certain information included therein is incorporated herein by reference.

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

For information regarding our Directors and compliance with Section 16(a) of the Securities Exchange Act of 1934, we direct you to the sections entitled “Proposal 1 - Election and Ratification of Directors” and “Delinquent Section 16(a) Reports,” respectively, in the Proxy Statement. For information regarding our Audit/Compliance Committee and our Audit/Compliance Committee’s financial expert, we direct you to the section entitled “Information about the Board of Directors and Corporate Governance - Committees of the Board - Audit/Compliance Committee” in the Proxy Statement. For information regarding our Code of Conduct, we direct you to the section entitled “Information about the Board of Directors and Corporate Governance - Code of Conduct” in the Proxy Statement. Information regarding our executive officers is contained in the section entitled “Executive Officers of the Registrant,” in Part I, Item I of this report. This information is incorporated herein by reference.

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

3.1	*	Certificate of Incorporation of Granite Construction Incorporated, as amended [Exhibit 3.1.b to the Company’s Form 10-Q for quarter ended June 30, 2006]
3.2	*	Amended Bylaws of Granite Construction Incorporated [Exhibit 3.1 to the Company’s Form 8-K filed on November 15, 2011]
4.1	*	Indenture (including Form of Note) with respect to Granite Construction Incorporated’s 2.75% Convertible Senior Notes due 2024, dated November 1, 2019, by and between Granite Construction Incorporated and Wilmington Trust, National Association, as trustee [Exhibit 4.1 to the Company’s Form 8-K filed on November 1, 2019]
4.2	*	Description of Common Stock [Exhibit 4.2 to the Company’s Form 10-K for the year ended December 31, 2019]
10.1	***	Key Management Deferred Compensation Plan II, as amended and restated [Exhibit 10.1 to the Company’s Form 10-Q for quarter ended March 31, 2010]
10.2	***	Form of Amended and Restated Director and Officer Indemnification Agreement [Exhibit 10.10 to the Company’s Form 10-K for year ended December 31, 2002]
10.3	***	Executive Retention and Severance Plan II effective as of March 9, 2011 [Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2011]
10.4	***	Granite Construction Incorporated Annual Incentive Plan effective January 1, 2010, as amended [Exhibit 10.22 to the Company’s Form 10-K for the year ended December 31, 2011]
10.5	***	Amendment No. 2 to the Granite Construction Incorporated Annual Incentive Plan effective January 1, 2012 [Exhibit 10.23 to the Company’s Form 10-K for the year ended December 31, 2011]
10.6	***	Granite Construction Incorporated Long Term Incentive Plan effective January 1, 2010, as amended [Exhibit 10.24 to the Company’s Form 10-K for the year ended December 31, 2011]
10.7	***	Amendment No. 2 to the Granite Construction Incorporated Long Term Incentive Plan effective January 1, 2012 [Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2011]
10.8	***	Granite Construction Incorporated 2012 Equity Incentive Plan [Exhibit 10.1 to the Company’s Form 8-K filed on May 25, 2012]
10.9	***	Form of Non-Employee Director Restricted Stock Unit Agreement effective May 22, 2012 [Exhibit 10.2 to the Company’s Form 8-K filed on May 25, 2012]
10.10	***	Granite Construction Incorporated NEO LTIP Awards Form of Restricted Stock Unit Agreement (Vesting on Date of Grant) [Exhibit 10.30 to the Company's Form 10-K for the year ended December 31, 2012]
10.11	***	Granite Construction Incorporated Form of Restricted Stock Unit Agreement (3 Year Vesting Schedule) [Exhibit 10.31 to the Company's Form 10-K for the year ended December 31, 2012]
10.12	*	Third Amended and Restated Credit Agreement, dated May 31, 2018 by and among Granite Construction Incorporated, Granite Construction Company, GILC Incorporated, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender, and L/C Issuer [Exhibit 10.1 to the Company’s Form 8-K filed on June 5, 2018]
10.13	*	Third Amended and Restated Guaranty Agreement, dated May 31, 2018, by and among Granite Construction Incorporated, the guarantors party thereto and Bank of America, N.A., as Administrative Agent [Exhibit 10.2 to the Company’s Form 8-K filed on June 5, 2018]
10.14	*

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

10.16	*	Form of Bond Hedge Confirmation [Exhibit 10.1 to the Company’s Form 8-K filed on November 1, 2019]
10.17	*	Form of Warrant Confirmation [Exhibit 10.2 to the Company’s Form 8-K filed on November 1, 2019]
10.18	*

Amendment No. 3 to Third Amended and Restated Credit Agreement, dated March 26, 2020, by and among the Company, Granite Construction Company, and GILC Incorporated, as borrowers, Bank of America, N.A., as Administrative Agent, and the lenders party thereto [Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 25, 2021]

10.19	***	Executive Retention and Severance Plan III and Participation Agreement [Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 30, 2020]
10.20	***	Long-Term Incentive Plan [Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on March 30, 2020]
10.21	***	LTIP Award Agreement [Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on March 30, 2020]
10.22	*

Amendment No. 4 to Third Amended and Restated Credit Agreement, dated June 19, 2020, by and among the Company, Granite Construction Company, and GILC Incorporated, as borrowers, Bank of America, N.A., as Administrative Agent, and the lenders party thereto [Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 25, 2021]

10.23	***

Retirement and Transition Agreement dated October 20, 2020 by and between the Company and Mr. Roberts [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2020]

10.24	†

Amendment No. 5 to Third Amended and Restated Credit Agreement, dated November 12, 2020, by and among the Company and certain subsidiaries of the Company, each as borrowers, the guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent

Exhibit No.		Exhibit Description
21	†	List of Subsidiaries of Granite Construction Incorporated
23.1	†	Consent of PricewaterhouseCoopers LLP
31.1	†	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	†	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	††	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95	†	Mine Safety Disclosure
101.INS	†	Inline XBRL Instance Document
101.SCH	†	Inline XBRL Taxonomy Extension Schema
101.CAL	†	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	†	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	†	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	†	Inline XBRL Taxonomy Extension Presentation Linkbase
104	†	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, formatted in Inline XBRL (included within the Exhibit 101 attachments).

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

Date: March 30, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated and on the dates indicated.

/s/ Claes G. Bjork	March 30, 2021
Claes G. Bjork, Chairman of the Board and Director
/s/ Kyle T. Larkin	March 30, 2021
Kyle T. Larkin, President (Principal Executive Officer)
/s/ Elizabeth L. Curtis	March 30, 2021
Elizabeth L. Curtis, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ Molly C. Campbell	March 30, 2021
Molly C. Campbell, Director
/s/ David C. Darnell	March 30, 2021
David C. Darnell, Director
/s/ Patricia D. Galloway	March 30, 2021
Patricia D. Galloway, Director
/s/ Jeffrey J. Lyash	March 30, 2021
Jeffrey J. Lyash, Director
/s/ Alan P. Krusi	March 30, 2021
Alan P. Krusi, Director
/s/ David H. Kelsey	March 30, 2021
David H. Kelsey, Director
/s/ Celeste B. Mastin	March 30, 2021
Celeste B. Mastin, Director
/s/ Michael F. McNally	March 30, 2021
Michael F. McNally, Director
/s/ Gaddi H. Vasquez	March 30, 2021
Gaddi H. Vasquez, Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Granite Construction Incorporated

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Granite Construction Incorporated and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive loss, of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date related to (i) an ineffective control environment due to an inappropriate tone at the top and violations of the Company’s Code of Conduct and accounting policies and procedures, as certain members of management did not sufficiently promote, monitor or enforce adherence to the Company’s Code of Conduct and accounting policies and procedures, and certain of these members applied pressure on individuals charged with operational finance responsibilities in the Heavy Civil operating group, which contributed to (ii) failure in the Heavy Civil operating group’s project forecasting controls, as personnel did not maintain and follow internal policies and procedures in project forecasting, which led to the failure to timely record adjustments to quarterly forecasts.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2020 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

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

Revenue Recognition - Estimates of the Revenue and Costs to Complete for Multi-Year Fixed Price Contracts in the Transportation, Water and Specialty Segments, including revisions in estimates

As described in Notes 1, 3, and 4 to the consolidated financial statements, the revenue for the Transportation, Water and Specialty segments for the year ended December 31, 2020 was $2,018 million, $440 million, and $723 million, respectively, a portion of which related to multi-year fixed price contracts inclusive of unconsolidated joint venture projects. Revenue in the Transportation, Water and Specialty segments is ordinarily recognized over time as control is transferred to the customers by measuring the progress toward complete satisfaction of the performance obligation(s) using an input (i.e., cost to cost) method. Under the cost to cost method, costs incurred to-date are generally the best depiction of transfer of control. The accuracy of the Company’s revenue and profit recognition in a given period depends on the accuracy of management’s estimates of the forecasted revenue and costs to complete each project. Cost estimates for all significant projects use a detailed bottom up approach in which there are a number of factors that can contribute to changes in estimates of contract cost and profitability. The most significant of these include: changes in costs of labor and/or materials; subcontractor costs, availability and/or performance issues; extended overhead and other costs due to owner, weather and other delays; changes in productivity expectations; changes from original design on design-build projects; the ability to fully and promptly recover on affirmative claims and back charges for additional contract costs; a change in the availability and proximity of equipment and materials; complexity in original design; length of time to complete the project; the availability and skill level of workers in the geographic location of the project; site conditions that differ from those assumed in the original bid; costs associated with scope changes; and the customer’s ability to properly administer the contract. Provisions for losses are recognized at the uncompleted performance obligation level for the amount of total estimated losses in the period that evidence indicates that the estimated total cost of a performance obligation exceeds its estimated total revenue. For the year ended December 31, 2020, revisions in estimates, which had an impact of $5 million or more on gross profit on the individual project, resulted in a decrease to project profitability of $143.4 million, of which the vast majority related to multi-year fixed price contracts. The estimates of transaction price and costs to complete can vary significantly in the normal course of business as projects progress, circumstances develop and evolve, and uncertainties are resolved.  When the Company experiences significant changes in estimates, management undergoes a process that includes reviewing the nature of the changes to ensure that no material amounts should have been recorded in a prior period rather than as a revision in estimate for the current period. Management uses the cumulative catch-up method for changes to the transaction price that are part of a single performance obligation. Under this method, revisions in estimates are accounted for in their entirety in the period of change.

The principal considerations for our determination that performing procedures relating to estimates of the revenue and costs to complete for multi-year fixed price contracts in the Transportation, Water and Specialty segments, including revisions in estimates, is a critical audit matter are (i) the significant judgment by management in forecasting project revenue and costs to complete; (ii) as described in the “Opinions on the Financial Statements and Internal Control over Financial Reporting” section, material weaknesses were identified related to this matter; and (iii) a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate the estimates of the forecasted revenue and costs to complete, including the assessment of management’s judgment related to the assumptions of changes in costs of labor and/or materials, subcontractor costs, availability and/or performance issues, the ability to fully and promptly recover on affirmative claims and back charges for additional contract costs, and  management’s determination that revisions in estimates were accounted for in their entirety in the period of change.

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

Interim Goodwill Impairment Assessments – Water and Mineral Services Group Water and Water and Mineral Services Group Materials Reporting Units

As described in Notes 1 and 12 to the consolidated financial statements, the Company’s consolidated goodwill balance was $117 million as of December 31, 2020, for which a portion relates to the Water and Mineral Services Group (“WMS”) Water and WMS Materials reporting units. Management performs its goodwill impairment tests annually as of November 1 and more frequently when events and circumstances occur that indicate a possible impairment of goodwill. Potential impairment is identified by comparing the estimated fair value of a reporting unit to its net book value, including goodwill. Fair value is estimated using discounted cash flow and market multiple methods. Judgments inherent in these methods include the amount and timing of expected future cash flows, the determination of the discount rates, revenue and margin growth rates, and benchmark companies. Management performed an interim impairment test as of March 31, 2020 on the WMS Materials reporting unit, due to an adverse change in the business climate, which resulted in a $14.8 million impairment charge. Management performed a second interim impairment test as of September 30, 2020 on the WMS Water and WMS Materials reporting units, due to continued impact from an adverse change in the business climate, which resulted in impairment charges of $117.9 million and $14.4 million associated with the WMS Water and WMS Materials reporting units, respectively.

The principal considerations for our determination that performing procedures relating to the interim goodwill impairment assessment of the WMS Water and WMS Materials reporting units is a critical audit matter are (i) the significant judgment by management when estimating the fair value of the reporting units; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to the discount rates, revenue and margin growth rates, and benchmark companies; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s interim goodwill impairment assessment, including controls over the valuation of the Company’s WMS Water and WMS Materials reporting units. These procedures also included, among others, (i) testing management’s process for estimating the fair value of the reporting units; (ii) evaluating the appropriateness of the discounted cash flow and market multiple methods; (iii) testing the completeness and accuracy of the underlying data used in the models for both valuation approaches; and (iv) evaluating the significant assumptions used by management related to the discount rates, revenue and margin growth rates, and benchmark companies. Evaluating management’s assumptions related to the discount rates, revenue and margin growth rates, and benchmark companies involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting units; (ii) the consistency with external market data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow and market multiple methods and the discount rates significant assumption.

/s/ PricewaterhouseCoopers LLP

San Francisco, California

March 30, 2021

We have served as the Company’s auditor since 1982.

GRANITE CONSTRUCTION INCORPORATED

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)

December 31,	2020	2019
ASSETS
Current assets
Cash and cash equivalents ($74,819 and $78,132 related to consolidated construction joint ventures (“CCJVs”))	$436,136	$262,273
Short-term marketable securities	—	27,799
Receivables, net ($56,147 and $29,564 related to CCJVs)	540,812	547,417
Contract assets ($33,838 and $25,034 related to CCJVs)	164,939	211,441
Inventories	82,362	88,885
Equity in construction joint ventures	188,798	193,110
Other current assets ($13,252 and $13,350 related to CCJVs)	42,199	46,016
Total current assets	1,455,246	1,376,941
Property and equipment, net ($23,704 and $31,136 related to CCJVs)	527,016	542,297
Long-term marketable securities	5,200	5,000
Investments in affiliates	75,287	84,176
Goodwill	116,777	264,279
Right of use assets	62,256	72,534
Deferred income taxes, net	41,839	50,158
Other noncurrent assets	96,375	106,703
Total assets	$2,379,996	$2,502,088

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$8,278	$8,244
Accounts payable ($53,033 and $57,795 related to CCJVs)	359,160	400,775
Contract liabilities ($79,777 and $20,994 related to CCJVs)	171,321	95,737
Accrued expenses and other current liabilities ($4,410 and $2,415 related to CCJVs)	404,497	337,300
Total current liabilities	943,256	842,056
Long-term debt	330,522	356,108
Long-term lease liabilities	46,769	58,618
Deferred income taxes, net	3,155	3,754
Other long-term liabilities	64,684	63,136
Commitments and contingencies (Note 20)
Equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	—	—
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding: 45,668,541 shares as of December 31, 2020, 45,503,805 shares as of December 31, 2019	457	456
Additional paid-in capital	555,407	549,307
Accumulated other comprehensive loss	(5,035)	(2,645)
Retained earnings	424,835	594,353
Total Granite Construction Incorporated shareholders’ equity	975,664	1,141,471
Non-controlling interests	15,946	36,945
Total equity	991,610	1,178,416
Total liabilities and equity	$2,379,996	$2,502,088

The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except share and per share data)

Years Ended December 31,	2020	2019	2018
Revenue
Transportation	$2,017,989	$1,892,149	$1,946,750
Water	440,317	468,730	345,861
Specialty	723,391	727,537	625,666
Materials	380,762	357,190	368,754
Total revenue	3,562,459	3,445,606	3,287,031
Cost of revenue
Transportation	1,884,241	1,837,148	1,809,664
Water	386,076	438,964	286,727
Specialty	631,211	640,808	535,731
Materials	316,143	307,008	320,069
Total cost of revenue	3,217,671	3,223,928	2,952,191
Gross profit	344,788	221,678	334,840
Selling, general and administrative expenses	353,320	307,981	272,776
Acquisition and integration expenses	53	15,299	61,520
Non-cash impairment charges (see Notes 10 and 12)	156,690	—	—
Gain on sales of property and equipment	(6,930)	(18,703)	(7,672)
Operating (loss) income	(158,345)	(82,899)	8,216
Other expense (income)
Interest income	(3,096)	(7,433)	(6,082)
Interest expense	24,200	18,374	14,571
Equity in income of affiliates, net	(8,783)	(11,454)	(6,935)
Other income, net	(4,203)	(5,308)	(1,666)
Total other expense (income)	8,118	(5,821)	(112)
(Loss) income before benefit from income taxes	(166,463)	(77,078)	8,328
Benefit from income taxes	(282)	(20,376)	(3,208)
Net (loss) income	(166,181)	(56,702)	11,536
Amount attributable to non-controlling interests	21,064	(3,489)	(10,954)
Net (loss) income attributable to Granite Construction Incorporated	$(145,117)	$(60,191)	$582

Net (loss) income per share attributable to common shareholders (See Note 18)
Basic	$(3.18)	$(1.29)	$0.01
Diluted	$(3.18)	$(1.29)	$0.01
Weighted average shares of common stock
Basic	45,614	46,559	43,564
Diluted	45,614	46,559	44,025

The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

Years Ended December 31,	2020	2019	2018
Net (loss) income	$(166,181)	$(56,702)	$11,536
Other comprehensive loss, net of tax:
Net unrealized loss on derivatives	$(4,155)	$(2,963)	$(451)
Less: reclassification for net losses (gains) included in interest expense	1,816	(323)	(214)
Net change	$(2,339)	$(3,286)	$(665)
Foreign currency translation adjustments, net	(51)	1,390	(718)
Other comprehensive loss	$(2,390)	$(1,896)	$(1,383)
Comprehensive (loss) income	$(168,571)	$(58,598)	$10,153
Non-controlling interests in comprehensive income (loss)	21,064	(3,489)	(10,954)
Comprehensive loss attributable to Granite Construction Incorporated	$(147,507)	$(62,087)	$(801)

The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	Outstanding Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Granite Shareholders’ Equity	Non-controlling Interests	Total Equity
Balances at December 31, 2017	39,871,314	$399	$160,376	$634	$712,041	$873,450	$47,697	$921,147
Net income	—	—	—	—	582	582	10,954	11,536
Other comprehensive loss	—	—	—	(1,383)	—	(1,383)	—	(1,383)
RSUs vested	315,151	3	—	—	—	3	—	3
Amortized RSUs	—	—	14,784	—	—	14,784	—	14,784
Common stock purchased for employee tax withholding for vested RSUs	(112,476)	(1)	(6,563)	—	—	(6,564)	—	(6,564)
Shares repurchased and retired	(252,072)	(3)	(9,991)	—	—	(9,994)	—	(9,994)
Dividends on common stock ($0.52 per share)	—	—	—	—	(23,309)	(23,309)	—	(23,309)
Effect of adopting Accounting Standards Codification (“ASC”) Topic 606	—	—	—	—	(9,617)	(9,617)	—	(9,617)
Issuance of common stock for Layne acquisition	5,624,021	56	321,019	—	—	321,075	48	321,123
Issuance of common stock for 8.0% Convertible Notes (See Note 14)	1,202,134	12	53,011	—	—	53,023	—	53,023
Premium on 8.0% Convertible Notes (See Note 14)	—	—	30,702	—	—	30,702	—	30,702
Transactions with non-controlling interests, net	—	—	—	—	—	—	(13,075)	(13,075)
Other	17,817	1	1,221	—	(244)	978	—	978
Balances at December 31, 2018	46,665,889	467	564,559	(749)	679,453	1,243,730	45,624	1,289,354
Net (loss) income	—	—	—	—	(60,191)	(60,191)	3,489	(56,702)
Other comprehensive loss	—	—	—	(1,896)	—	(1,896)	—	(1,896)
RSUs vested	262,859	3	(3)	—	—	—	—	—
Amortized RSUs	—	—	10,213	—	—	10,213	—	10,213
Common stock purchased for employee tax withholding for vested RSUs	(91,591)	(1)	(4,066)	—	—	(4,067)	—	(4,067)
Shares repurchased and retired	(1,360,000)	(13)	(32,821)	—	—	(32,834)	—	(32,834)
Dividends on common stock ($0.52 per share)	—	—	—	—	(24,166)	(24,166)	—	(24,166)
Effect of adopting ASC Topic 842	—	—	—	—	(539)	(539)	—	(539)
Sale of common stock warrant, net	—	—	10,444	—	—	10,444	—	10,444
Transactions with non-controlling interests, net	—	—	—	—	—	—	(12,168)	(12,168)
Other	26,648	—	981	—	(204)	777	—	777
Balances at December 31, 2019	45,503,805	456	549,307	(2,645)	594,353	1,141,471	36,945	1,178,416
Net loss	—	—	—	—	(145,117)	(145,117)	(21,064)	(166,181)
Other comprehensive loss	—	—	—	(2,390)	—	(2,390)	—	(2,390)
RSUs vested	191,171	2	(2)	—	—	—	—	—
Amortized RSUs	—	—	6,377	—	—	6,377	—	6,377
Common stock purchased for employee tax withholding for vested RSUs	(60,604)	(1)	(884)	—	—	(885)	—	(885)
Dividends on Common stock ($0.52 per share)	—	—	—	—	(23,734)	(23,734)	—	(23,734)
Effect of adopting ASC Topic 326	—	—	—	—	(366)	(366)	—	(366)
Transactions with non-controlling interests, net	—	—	—	—	—	—	65	65
Other	34,169	—	609	—	(301)	308	—	308
Balances at December 31, 2020	45,668,541	$457	$555,407	$(5,035)	424,835	$975,664	$15,946	$991,610

The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Years Ended December 31,	2020	2019	2018
Operating activities
Net (loss) income	$(166,181)	$(56,702)	$11,536
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	112,958	121,993	111,544
Amortization related to the 2.75% Convertible Notes (See Note 14)	8,693	1,425	—
Gain on sales of property and equipment, net	(6,930)	(18,703)	(4,910)
Deferred income taxes	8,817	(22,924)	12,110
Stock-based compensation	6,377	10,213	14,784
Equity in net loss from unconsolidated joint ventures	51,486	120,632	44,689
Net income from affiliates	(8,783)	(11,454)	(6,935)
Non-cash impairment charges	156,690	—	—
Other non-cash adjustments	1,729	4,020	4,916
Changes in assets and liabilities, net of the effect of an acquisition in 2019 and 2018:
Receivables	6,840	(58,947)	(9,247)
Contract assets, net	123,670	(40,084)	11,384
Inventories	5,136	380	(2,120)
Contributions to unconsolidated construction joint ventures	(50,878)	(83,765)	(104,333)
Distributions from unconsolidated construction joint ventures and affiliates	11,065	19,064	16,922
Other assets, net	(1,035)	(3,928)	21,619
Accounts payable	(40,999)	140,027	(21,456)
Accrued expenses and other current liabilities, net	49,805	(9,809)	(14,113)
Net cash provided by operating activities	268,460	111,438	86,390
Investing activities
Purchases of marketable securities	(9,996)	—	(9,952)
Maturities of marketable securities	10,000	30,000	75,000
Proceeds from called marketable securities	24,996	—	—
Purchases of property and equipment	(93,253)	(106,828)	(111,101)
Proceeds from sales of property and equipment	16,702	37,091	16,238
Cash paid to purchase business	—	(6,227)	(55,027)
Proceeds from the sale of an investment and business, respectively	5,000	—	47,812
Other investing activities, net	5,289	5,642	(2,568)
Net cash used in investing activities	(41,262)	(40,322)	(39,598)
Financing activities
Proceeds from debt	50,000	105,574	203,250
Proceeds from issuance of 2.75% Convertible Notes, net	—	230,000	—
Proceeds from issuance of warrants, net	—	11,500	—
Purchase of Hedge Option, net	—	(37,375)	—
Debt principal repayments	(83,433)	(313,150)	(153,924)
Cash dividends paid	(23,712)	(24,316)	(22,424)
Repurchases of common stock	(885)	(36,900)	(16,557)
Contributions from non-controlling partners	11,875	68	200
Distributions to non-controlling partners	(11,810)	(12,235)	(13,275)
Debt issuance costs	—	(6,507)	—
Other financing activities, net	307	1,704	856
Net cash used in financing activities	(57,658)	(81,637)	(1,874)
Net increase (decrease) in cash, cash equivalents and restricted cash	169,540	(10,521)	44,918
Cash, cash equivalents and $5,835, $5,825 and $0 in restricted cash at beginning of period	268,108	278,629	233,711
Cash, cash equivalents and $1,512, $5,835 and $5,825 in restricted cash at end of period	$437,648	$268,108	$278,629
Supplementary Information
Right of use assets obtained in exchange for lease obligations	$10,000	$25,360	$—
Cash paid for operating lease liabilities	21,654	18,660	—
Cash paid during the period for:
Interest	$18,753	$17,322	$14,864
Income taxes	2,805	11,898	19,069
Other non-cash operating activities:
Performance guarantees	$350	$(6,284)	$—
Non-cash investing and financing activities:
Reclassification of the equity portion of the 2.75% Convertible Notes from debt to equity (See Note 14)	$—	$37,375	$—
RSUs issued, net of forfeitures	4,449	8,596	13,728
Accrued cash dividends	5,937	5,915	6,068
Common stock issued in acquisition	—	—	321,019
Common stock issued in conversion of 8.0% Convertible Notes	—	—	53,086
Premium on 8.0% Convertible Notes	—	—	30,702

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

Revenue Recognition: Our revenue is primarily derived from construction contracts that can span several quarters or years in our Transportation, Water and Specialty segments and from sales of construction related materials in our Materials segment. We recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, and subsequently issued additional related Accounting Standards Updates (“ASU”s) (“Topic 606”), which we adopted on January 1, 2018 using a modified retrospective transition approach. Topic 606 provides for a five-step model for recognizing revenue from contracts with customers as follows:

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

Certain construction contracts in our Transportation, Water and Specialty segments include retention provisions to provide assurance to our customers that we will perform in accordance with the contract terms and are not considered a financing benefit. The balances billed but not paid by customers pursuant to these provisions generally become due upon completion and acceptance of the project work or products by the customer. We have determined there are no significant financing components in our contracts during the years ended December 31, 2020 and 2019.

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

Unearned Revenue: Unearned revenue represents the aggregate amount of the transaction price allocated to unsatisfied or partially unsatisfied performance obligations at the end of a reporting period. We generally include a project in our unearned revenue at the time a contract is awarded, the contract has been executed and to the extent we believe funding is probable. Certain contracts contain contract options that are exercisable at the option of our customers without requiring us to go through an additional competitive bidding process or contain task orders related to master contracts under which we perform work only when the customer awards specific task orders to us. Contract options and task orders are included in unearned revenue when exercised or issued, respectively. As of December 31, 2020 and 2019, unearned revenue was $2.9 billion and $3.7 billion, respectively. Approximately $2.1 billion of the December 31, 2020 unearned revenue is expected to be recognized within the next twelve months and the remaining amount will be recognized thereafter. Substantially all of the contracts in our unearned revenue may be canceled or modified at the election of the customer; however, we have not been materially adversely affected by contract cancellations or modifications in the past. Many projects are added to unearned revenue and completed within the same fiscal quarter or year and, therefore, may not be reflected in our beginning or ending unearned revenue.

Costs to mobilize equipment and labor to a job site prior to substantive work beginning (“mobilization costs”) are capitalized as incurred and amortized over the expected duration of the contract. As of  December 31, 2020 and 2019, we had no capitalized mobilization costs.

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

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Restricted cash consists of escrow funds and judicial deposits associated with tax related legal proceedings in Latin America. The total balance as of December 31, 2020 is included in other noncurrent assets in the consolidated balance sheets. The table below presents changes in cash, cash equivalents and restricted cash on the consolidated statements of cash flows and a reconciliation to the amounts reported in the consolidated balance sheets (in thousands).

Year ended December 31,	2020	2019	2018
Cash, cash equivalents and restricted cash, beginning of period	$268,108	$278,629	$233,711
End of the period
Cash and cash equivalents	436,136	262,273	272,804
Restricted cash	1,512	5,835	5,825
Total cash, cash equivalents and restricted cash, end of period	437,648	268,108	278,629
Net increase (decrease) in cash, cash equivalents and restricted cash	$169,540	$(10,521)	$44,918

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

The derivative transactions related to the 2.75% Convertible Notes (as defined in Note 14) were recorded to equity on our consolidated balance sheets based on the cash proceeds and will not be remeasured as long as they continue to meet the conditions for equity classification.

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

Concentrations of Credit Risk: Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents, marketable securities, accounts receivable and contract assets. We maintain our cash and cash equivalents and our marketable securities with several financial institutions. We invest with high credit quality financial institutions and, by policy, limit the amount of credit exposure to any one financial institution. None of our customers, including both prime and subcontractor arrangements, had revenue that individually exceeded 10% of total revenue during the years ended December 31, 2020 and 2019. The majority of our receivables are from customers concentrated in the United States. None of our customers had a receivable balance in excess of 10% of our total net receivables as of  December 31, 2020 and 2019. Certain construction contracts include retention provisions that were included in contract assets as of December 31, 2020 and 2019 in our consolidated balance sheets. The balances billed but not paid by customers pursuant to these provisions generally become due upon completion and acceptance of the project work or products by the owners. As of December 31, 2020 and 2019, no contract retention receivable individually exceeded 15% of total contract assets at any of the presented dates. The majority of the contract retention balance is expected to be collected within one year. We perform ongoing credit evaluations of our customers and generally do not require collateral, although the law provides us the ability to file mechanics’ liens on real property improved for private customers in the event of non-payment by such customers.

Foreign Currency Transactions and Translation: We have operations in Mexico and Canada which involve exposure to possible volatile movements in foreign currency exchange rates. We account for foreign currency exchange transactions and translation in accordance with ASC Topic 830, Foreign Currency Matters. In Mexico, most of our customer contracts and a significant portion of our costs are denominated in U.S. dollars; therefore, the functional currency is U.S. dollars. In Canada, the functional currency is the local currency. Foreign currency transactions are remeasured into the functional currency with gains and losses included in other income, net in the consolidated statements of operations. The impact from foreign currency transactions was immaterial for both 2020 and 2019. Assets and liabilities in functional currency are translated into U.S. dollars at exchange rates prevailing at the balance sheet date. Revenues and expenses are translated into U.S. dollars at average foreign currency exchange rates prevailing during the reporting periods. The translation adjustments from functional currency to U.S. dollars are reported in accumulated other comprehensive loss on the consolidated balance sheets.

Inventories: Inventories consist primarily of quarry products, contract-specific materials and, specifically related to our Water and Mineral Services operating group, water well drilling materials and sewer remediation materials that are located in the U.S. as well as mineral extraction and drilling supplies located in the U.S. and Mexico. Cost of inventories are valued at the lower of average cost or net realizable value. We reserve quarry products based on estimated quantities of materials on hand in excess of approximately one year of demand. As of  December 31, 2020 and 2019, inventory included $15.9 million and $17.7 million of supplies related to the Water and Mineral Services operating group.

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

Costs related to the development of internal-use software during the preliminary project and post-implementation stages are expensed as incurred. Costs incurred during the application development stage are capitalized. These costs consist primarily of software, hardware and consulting fees, as well as salaries and related costs. Amounts capitalized are reported as a component of office furniture and equipment within property and equipment in the consolidated balance sheet. Capitalized software costs are depreciated using the straight-line method over the estimated useful life of the related software, which range from three to seven years. During the years ended December 31, 2020, 2019 and 2018, we capitalized $7.4 million, $1.2 million and $4.4 million, respectively, of internal-use software development and related hardware costs.

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

As of December 31, 2020, amortizable intangible assets, which include customer relationships, developed technologies, permits, trademarks/trade name, backlog, favorable contracts and covenants not to compete, are being amortized over remaining terms from one to seventeen years. As of  December 31, 2020, amortizable intangible liabilities, which include unfavorable contracts, are being amortized over remaining terms of one year. All intangible assets and liabilities are amortized on a straight-line basis except for backlog, favorable contracts and unfavorable contracts which will be amortized as the associated projects progress, and customer relationships which will be amortized on a double declining basis.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Goodwill: As of  December 31, 2020 and 2019, we had eight reporting units in which goodwill was recorded as follows:

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

In performing the quantitative goodwill impairment tests, we calculate the estimated fair value of the reporting unit in which the goodwill is recorded using the discounted cash flows and market multiple methods. Judgments inherent in these methods include the determination of appropriate discount rates, the amount and timing of expected future cash flows, revenue and margin growth rates, and appropriate benchmark companies. The cash flows used in our 2020 discounted cash flow model were based on five-year financial forecasts developed internally by management adjusted for market participant-based assumptions. Our discount rate assumptions are based on an assessment of the equity cost of capital and appropriate capital structure for our reporting units. To assess for reasonableness we compare the estimated fair values of the reporting units to our current market capitalization.

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

During 2020, we performed two interim tests both of which resulted in impairment charges (See Note 12). For our 2020 annual goodwill impairment test, we conducted quantitative impairment tests for all of our reporting units and concluded that no additional impairment charge was required.

Right of use Assets (“ROU”) and Lease Liabilities: A lease contract conveys the right to use an underlying asset for a period of time in exchange for consideration. At inception, we determine whether a contract contains a lease by determining if there is an identified asset and if the contract conveys the right to control the use of the identified asset in exchange for consideration over a period of time. We recognize leases in accordance with ASC Topic 842, Leases, and subsequently issued additional related ASUs (“Topic 842”), which we adopted during our quarter ending March 31, 2019 using a modified retrospective transition approach.

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

Warranties: Many of our construction contracts contain warranty provisions covering defects in equipment, materials, design or workmanship that generally run from six months to one year after our customer accepts the contract. Because of the nature of our projects, including contract owner inspections of the work both during construction and prior to acceptance, we have not experienced material warranty costs for these short-term warranties and, therefore, do not believe an accrual for these costs is necessary. Certain construction contracts carry longer warranty periods, ranging from two to ten years, for which we have accrued an estimate of warranty cost. The warranty liability is estimated based on our experience with the type of work and any known risks relative to the project and was not material as of December 31, 2020 and 2019.

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

Surety Bonds: We generally are required to provide various types of surety bonds that provide an additional measure of security for our performance under certain public and private sector contracts. At December 31, 2020, approximately $2.7 billion of our contract backlog was bonded. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds after the owner accepts the work performed under contract. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.

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

Contingencies: We are currently involved in various claims and legal proceedings. Loss contingency provisions are recorded if the potential loss from any asserted or un-asserted claim or legal proceeding is considered probable and the amount can be reasonably estimated. If a potential loss is considered probable but only a range of loss can be determined, the low-end of the range is recorded. These accruals represent management’s best estimate of probable loss. Disclosure is also provided when it is reasonably possible and estimable that a loss will be incurred or when it is reasonably possible that the amount of a loss will exceed the amount recorded. Significant judgment is required in both the determination of probability of loss and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to claims and litigation and may revise our estimates. We expense associated legal costs as they are incurred. See Note 20 for additional information.

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

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Income Taxes: Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities in the consolidated financial statements and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Disproportionate income tax effects which are stranded in accumulated other comprehensive income will be released using the item-by-item approach.

We report a liability in accrued expenses and other current liabilities and in other long-term liabilities in the consolidated balance sheets for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize interest and penalties, if any, related to unrecognized tax benefits in interest expense and other income, net in the consolidated statements of operations.

Computation of Earnings per Share: Basic net (loss) income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net (loss) income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares include common share equivalents under the 2012 Equity Incentive Plan using the if-converted method. Dilutive potential common shares also include common share equivalents related to our 2.75% Convertible Notes assuming the share price of our common stock was in excess of $31.47 per share and common share equivalents relating to our warrants assuming the share price of our common stock was in excess of $53.44, the exercise price of warrants. See Note 14 for further discussion related to the 2.75% Convertible Notes and warrants.

Convertible Notes: U.S. GAAP requires certain convertible debt instruments that may be settled in cash on conversion to be separately accounted for into liability and equity components in a manner that reflects the issuer’s non-convertible debt borrowing rate. Third party offering costs are allocated to the liability and equity components based on allocation of proceeds to those components, and are recorded net of the associated balances on the consolidated balance sheets and are generally amortized to interest expense through the maturity date of the debt. Therefore cash received from the issuance of the 2.75% Convertible Notes (as defined in Note 14) was separated into liability and equity components on the consolidated balance sheets at the time of issuance based on the fair value of a similar liability that does not have an associated convertible feature. The difference between the principal amount and the liability component on the issuance date will be recorded to interest expense using an effective interest rate of 6.62% over the expected life of the 2.75% Convertible Notes.

Debt discounts that will be recorded to the liability component through the maturity date of the debt.

Reclassifications: Certain reclassifications of prior period amounts have been made to conform to the current period presentation. The reclassification included $1.4 million during 2019 of amortization related to the 2.75% Convertible Notes previously included within total depreciation, depletion and amortization on the statements of cash flows. The reclassification had no impact on previously reported consolidated operating income or net income, on the consolidated balance sheets or on the statements of cash flows.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance to ease the potential burden in accounting for the effects of the transition away from LIBOR and other reference rates and in January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which provided clarification guidance to ASU 2020-04. These ASUs were effective commencing with our quarter ended March 31, 2020 through December 31, 2022. Our credit Agreement (as defined in Note 14 below) includes the secured overnight financing rate (“SOFR”) as an alternative to LIBOR. We expect to elect a SOFR alternative for the term loan portion of the Credit Agreement and make similar adjustments to our interest rate swap hedges during 2021. We do not expect this change to have a material impact on our consolidated financial statements.

Recently Adopted Accounting Pronouncements:

In  June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and in  May 2019 issued ASU No. 2019-05, Credit Losses (Topic 326): Targeted Transition Relief (collectively referred to as “Topic 326”). Topic 326 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. We adopted Topic 326 effective  January 1, 2020, recognizing a net cumulative decrease to retained earnings of approximately $0.5 million. Topic 326 was applicable to the following financial assets: short and long-term marketable securities, receivables, contract assets and long-term notes receivables included in other noncurrent assets in our condensed consolidated balance sheets. We elected to estimate the expected credit losses using a loss rate method that was applied to groups of assets categorized based on similar risk characteristics. The loss rate was based on historical losses and other information available to management. To account for the measurement of expected credit losses an allowance for credit losses was required for receivables and contract assets and was not required for any other applicable financial asset. As of December 31, 2020, $1.8 million was deducted primarily from receivables to present the net amount expected to be collected. The increase in the allowance since the initial adoption of Topic 326 was due to additional credit risk exposure to our customers related to the COVID-19 pandemic.

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

Purchase Price Allocation

In accordance with ASC 805, the total purchase price and assumed liabilities were allocated to the net tangible and identifiable intangible assets based on their estimated fair values as of the acquisition date as presented in the table below (in thousands). There were no material measurement period adjustments during the year ended December 31, 2020. The amounts presented in the table below are considered final and no adjustments are expected in the future.

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

On April 3, 2018, we acquired LiquiForce, a privately-owned company which provides sewer lining rehabilitation services to public and private sector water and wastewater customers in both Canada and the U.S. We acquired LiquiForce for $35.9 million in cash primarily borrowed under the Company’s Credit Agreement described more fully in Note 14. The tangible and intangible assets acquired and liabilities assumed were $14.3 million, $10.9 million and $8.5 million, respectively, resulting in acquired goodwill of $19.3 million. LiquiForce results are reported in the Water and Mineral Services operating group in the Water segment.

In addition, on  May 22, 2019, we acquired certain assets and equipment of Lametti & Sons, Inc. a Minnesota-based company with expertise in cured-in-place pipe rehabilitation and trenchless renewal for $6.2 million in cash.

Intangible Assets

The following table lists the final purchase price allocation to amortized intangible assets and liabilities from the Layne and LiquiForce acquisitions (in thousands):

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

Year Ended December 31,	2018
Revenue	$3,499,606
Net income	62,480
Net income attributable to Granite	51,526
Basic net income per share attributable to common shareholders	1.12
Diluted net income per share attributable to common shareholders	1.15

These amounts have been calculated after applying Granite’s accounting policies and adjusting the results of Layne to reflect the additional depreciation and amortization that would have been recorded assuming the fair value adjustments to property and equipment and intangible assets had been applied starting on January 1, 2017. Acquisition and integration expenses related to Layne that were incurred during the year ended December 31, 2018 are reflected in year ended December 31, 2017 due to the assumed timing of the transaction. The statutory tax rate of 26.0% was used for 2018 for the pro forma adjustments.

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

Other than those identified in the 2019 Annual Report on Form 10-K, we did not identify any material amounts that should have been recorded in a prior period for the years ended December 31, 2019 and 2018. In our review of these changes for the year ended  December 31, 2020, we did not identify any material amounts that should have been recorded in a prior period.

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

The projects with decreases from revisions in estimates, which individually had an impact of $5.0 million or more on gross profit, are summarized as follows (dollars in millions except per share data):

Years Ended December 31,	2020	2019	2018
Number of projects with downward estimate changes	7	12	4
Range of reduction in gross profit from each project, net	$6.7 - 49.9	$5.5 - 52.6	$6.4 - 49.6
Decrease to project profitability	$143.4	$214.1	$104.6
Decreases to net (loss) income	$106.5	$158.9	$77.7
Decreases to diluted net (loss) income per share	$2.34	$3.41	$1.76

The decreases during the year ended December 31, 2020 were due to increases in design, production costs, weather-related and labor contingency costs. The decreases during the years ended December 31, 2019 and 2018 were due to increased project completion costs, schedule delays, lower productivity than originally anticipated, performance of a significant amount of unresolved disputed work, an unfavorable court ruling on a designer back charge claim and additional weather-related costs partially offset by an increase in estimated recovery from customer affirmative claims.

All decreases were in our Transportation segment except for:

•

Water segment: decreases on three projects with a range of reduction on gross profit of $7.1 million to $7.9 million for a combined total decrease to project profitability of $22.5 million during the year ended December 31, 2019.

•	Specialty segment: decreases to project profitability of $19.7 million and $9.0 million on one project during the years ended December 31, 2020 and 2019, respectively.

The amounts attributable to non-controlling interests were $31.9 million and $9.8 million of the net decreases for the years ended December 31, 2020 and 2019, respectively. There were no amounts attributable to non-controlling interests for the year ended  December 31, 2018.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

4. Disaggregation of Revenue

We disaggregate our revenue based on our reportable segments and operating groups as it is the format that is regularly reviewed by management. Our reportable segments are: Transportation, Water, Specialty and Materials. In alphabetical order, our operating groups are: (i) California; (ii) Federal; (iii) Heavy Civil; (iv) Midwest; (v) Northwest; and (vi) Water and Mineral Services. The following tables present our disaggregated revenue (in thousands):

2020	Transportation	Water	Specialty	Materials	Total
California	$681,955	$44,068	$230,805	$222,021	$1,178,849
Federal	6,579	1,774	108,827	—	117,180
Heavy Civil	671,013	40,260	45,215	—	756,488
Midwest	140,433	156	100,601	—	241,190
Northwest	518,009	5,075	169,324	142,764	835,172
Water and Mineral Services	—	348,984	68,619	15,977	433,580
Total	$2,017,989	$440,317	$723,391	$380,762	$3,562,459

2019	Transportation	Water	Specialty	Materials	Total
California	$581,074	$25,005	$187,556	$198,465	$992,100
Federal	688	1,171	83,844	—	85,703
Heavy Civil	671,923	13,215	2,206	—	687,344
Midwest	100,235	39	153,548	—	253,822
Northwest	538,229	5,964	211,094	140,621	895,908
Water and Mineral Services	—	423,336	89,289	18,104	530,729
Total	$1,892,149	$468,730	$727,537	$357,190	$3,445,606

2018	Transportation	Water	Specialty	Materials	Total
California	$607,737	$52,757	$143,471	$213,673	$1,017,638
Federal	683	2,116	41,471	—	44,270
Heavy Civil	788,722	19,472	—	—	808,194
Midwest	84,523	1,930	222,565	—	309,018
Northwest	465,085	3,882	159,516	138,924	767,407
Water and Mineral Services	—	265,704	58,643	16,157	340,504
Total	$1,946,750	$345,861	$625,666	$368,754	$3,287,031

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

5. Unearned Revenue

The following tables present our unearned revenue as of the respective periods (in thousands):

December 31, 2020	Transportation	Water	Specialty	Total
California	$618,429	$38,716	$141,786	$798,931
Federal	11,895	227	77,886	90,008
Heavy Civil	913,430	14,605	216,487	1,144,522
Midwest	138,246	—	90,221	228,467
Northwest	487,682	2,462	58,756	548,900
Water and Mineral Services	—	119,124	—	119,124
Total	$2,169,682	$175,134	$585,136	$2,929,952

December 31, 2019	Transportation	Water	Specialty	Total
California	$525,641	$19,950	$100,019	$645,610
Federal	14,139	1,041	153,563	168,743
Heavy Civil	1,480,367	47,046	243,329	1,770,742
Midwest	230,889	152	135,680	366,721
Northwest	547,020	4,545	61,706	613,271
Water and Mineral Services	—	152,141	—	152,141
Total	$2,798,056	$224,875	$694,297	$3,717,228

6. Contract Assets and Liabilities

During the years ended December 31, 2020, 2019 and 2018, we recognized revenue of $118.2 million, $125.4 million and $105.9 million, respectively, that was included in the contract liability balances at  December 31, 2019, 2018 and 2017.

As a result of changes in contract transaction price related to performance obligations that were satisfied or partially satisfied prior to the end of the periods we recognized revenue of $173.5 million, $152.9 million and $151.0 million during the years ended December 31, 2020, 2019 and 2018, respectively. The changes in contract transaction price were from items such as executed or estimated change orders and unresolved contract modifications and claims.

As of December 31, 2020 and 2019, the aggregate claim recovery estimates included in contract asset and liability balances were approximately $37.7 million and $71.1 million, respectively.

The components of the contract asset balances as of the respective dates were as follows (in thousands):

December 31,	2020	2019
Costs in excess of billings and estimated earnings	$39,300	$100,761
Contract retention	125,639	110,680
Total contract assets	$164,939	$211,441

The following table summarizes changes in the contract asset balance for the periods presented (in thousands):
Balance at December 31, 2019	$211,441
Change in the measure of progress on projects, net	743,976
Revisions in estimates, net	(50,216)
Billings	(685,256)
Receipts related to contract retention	(55,006)
Balance at December 31, 2020	$164,939

Balance at December 31, 2018	$184,247
Change in the measure of progress on projects, net	1,078,884
Revisions in estimates, net	(91,301)
Billings	(923,602)
Receipts related to contract retention	(36,787)
Balance at December 31, 2019	$211,441

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The components of the contract liability balances as of the respective dates were as follows (in thousands):

December 31,	2020	2019
Billings in excess of costs and estimated earnings, net of retention	$143,623	$86,736
Provisions for losses	27,698	9,001
Total contract liabilities	$171,321	$95,737

The following table summarizes changes in the contract liability balance for the periods presented (in thousands):

Balance at December 31, 2019	$95,737
Change in the measure of progress on projects, net	(2,008,945)
Revisions in estimates, net	3,214
Billings	2,062,619
Change in provision for loss, net	18,696
Balance at December 31, 2020	$171,321

Balance at December 31, 2018	$109,011
Change in the measure of progress on projects, net	(1,629,377)
Revisions in estimates, net	(13,910)
Billings	1,628,464
Change in provision for loss, net	1,549
Balance at December 31, 2019	$95,737

7. Receivables, net

Receivables include billed and unbilled amounts for services provided to clients for which we have an unconditional right to payment as of the end of the applicable period and do not bear interest. The following table presents major categories of receivables (in thousands):

December 31,	2020	2019
Contracts completed and in progress:
Billed	$293,376	$299,633
Unbilled	148,159	149,696
Total contracts completed and in progress	441,535	449,329
Material sales	49,991	42,936
Other	52,736	55,526
Total gross receivables	544,262	547,791
Less: allowance for credit losses	3,450	374
Total net receivables	$540,812	$547,417

Included in other receivables at  December 31, 2020 and 2019 were items such as estimated recovery from back charge claims, notes receivable, fuel tax refunds and income tax refunds. No such receivables individually exceeded 10% of total net receivables at any of these dates.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

8. Fair Value Measurement

The following tables summarize significant assets and liabilities measured at fair value in the consolidated balance sheets on a recurring basis for each of the fair value levels (in thousands):

	Fair Value Measurement at Reporting Date Using
December 31, 2020	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$70,483	$—	$—	$70,483
Other noncurrent assets
Restricted cash	1,512	—	—	1,512
Total assets	$71,995	$—	$—	$71,995
Accrued and other current liabilities
Interest rate swap	$—	$7,606	$—	$7,606
Total liabilities	$—	$7,606	$—	$7,606

December 31, 2019
Cash equivalents
Money market funds	$94,696	$—	$—	$94,696
Other noncurrent assets
Restricted cash	5,835	—	—	5,835
Total assets	$100,531	$—	$—	$100,531
Accrued and other current liabilities
Interest rate swap	$—	$4,603	$—	$4,603
Total liabilities	$—	$4,603	$—	$4,603

Interest Rate Swaps

In connection with the Third Amended and Restated Credit Agreement (as discussed further in Note 14) we entered into two interest rate swaps designated as cash flow hedges with an effective date of May 2018. The two cash flow hedges had a combined initial notional amount of $150.0 million and mature in May 2023. The interest rate swaps are designed to convert the interest rate on the term loan from a variable interest rate of LIBOR plus an applicable margin to a fixed rate of 2.76% plus the same applicable margin. The interest rate swap is measured at fair value on the consolidated balance sheets using the income approach, which discounts the future net cash settlements expected under the derivative contracts to a present value. These valuations primarily utilize indirectly observable inputs, including contractual terms, interest rates and yield curves observable at commonly quoted intervals. As of December 31, 2020 and 2019, the estimated net amount of the existing losses that were reported in accumulated other comprehensive loss on the consolidated balance sheets that were expected to be reclassified into earnings within the next twelve months were $3.3 million and $1.4 million, respectively.

Commodity Swap

In April 2020, Granite entered into two commodity swaps for crude oil covering the period from May 2020 to October 2020 with a total notional value of $3.8 million. The commodity swaps were settled in October 2020, and gains or losses, including net periodic settlement amounts, were recorded in other income, net in our consolidated statements of operations. In November 2020, Granite entered into a commodity swap for crude oil covering the period from March 2021 to September 2021 with an initial notional amount of $2.6 million. As of December 31, 2020, the commodity swap gain was immaterial.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Other Assets and Liabilities

The carrying values and estimated fair values of our financial instruments that are not required to be recorded at fair value in the consolidated balance sheets were as follows (in thousands):

December 31,		2020		2019
	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Held-to-maturity marketable securities (1)	Level 1	$5,200	$5,200	$32,799	$32,792
Liabilities (including current maturities):
Credit Agreement - term loan (2)	Level 3	131,250	133,030	138,750	139,042
Credit Agreement - revolving credit facility (2)	Level 3	—	—	25,000	25,043
2.75% Convertible Notes (2),(3)	Level 2	200,303	248,400	193,696	249,895

(1) All marketable securities were classified as held-to-maturity and consisted of U.S. Government and agency obligations as of  December 31, 2020 and 2019.

(2) The fair values of the 2019 Notes, Credit Agreement term loan and revolving credit facility are based on borrowing rates available to us for long-term loans with similar terms, average maturities, and credit risk. The fair value of the 2.75% Convertible Notes is based on the median price of the notes in an active market as of  December 31, 2020 and 2019. See Note 14 for definitions of, and more information about the Credit Agreement and 2.75% Convertible Notes.

(3) Excluded from carrying value is $29.7 million and $36.3 million debt discount as of   December 31, 2020 and 2019, respectively, related to the 2.75% Convertible Notes (see Note 14).

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

At least annually, we measure certain nonfinancial assets and liabilities at fair value on a nonrecurring basis. As of  December 31, 2020 and 2019, the nonfinancial assets and liabilities included our asset retirement and reclamation obligations, as well as assets and corresponding liabilities associated with performance guarantees. Fair value for the asset retirement and reclamation obligations were measured using Level 3 inputs and those associated with performance guarantees were measured using Level 2 inputs.

Asset retirement and reclamation obligations were initially measured using internal discounted cash flow calculations based upon our estimates of future retirement costs. To determine the fair value of the obligation, we estimate the cost for a third-party to perform the legally required reclamation including a reasonable profit margin. This cost is then increased for future estimated inflation based on the estimated years to complete and discounted to fair value using present value techniques with a credit-adjusted, risk-free rate. In estimating the settlement date, we evaluate the current facts and conditions to determine the most likely settlement date. We review reclamation obligations at least annually for a revision to the cost or a change in the estimated settlement date. Additionally, reclamation obligations are reviewed in the period that a triggering event occurs that would result in either a revision to the cost or a change in the estimated settlement date. See Note 11 for details of the asset retirement balances.

We estimate our liability for performance guarantees for our unconsolidated construction joint ventures and line item joint ventures using estimated partner bond rates, which are Level 2 inputs, and include them in accrued expenses and other current liabilities (see Note 13) with a corresponding increase in equity in construction joint ventures in the consolidated balance sheets. See Note 1 for further discussion on performance guarantees.

As disclosed in Note 12, during the year ended December 31, 2020 we recorded fair value adjustments related to nonfinancial assets measured at fair value on a nonrecurring basis. During the year ended December 31, 2020, we did not record any fair value adjustments related to nonfinancial liabilities measured at fair value on a nonrecurring basis. During the year ended December 31, 2019 we had no material nonfinancial asset and liability fair value adjustments.

9. Construction Joint Ventures

We participate in various construction joint ventures. As discussed in Note 1, we have determined that certain of these joint ventures are consolidated because they are VIEs and we are the primary beneficiary. We continually evaluate whether there are changes in the status of the VIEs or changes to the primary beneficiary designation of the VIE. Based on our assessments during the years ended December 31, 2020, 2019 and 2018, we determined no change was required for existing joint ventures.

Due to the joint and several nature of the performance obligations under the related owner contracts, if any of the partners fail to perform, we and the remaining partners, if any, would be responsible for performance of the outstanding work (i.e., we provide a performance guarantee). At December 31, 2020, there was $1.5 billion of construction revenue to be recognized on unconsolidated and line item construction joint venture contracts of which $0.6 billion represented our share and the remaining $0.9 billion represented our partners’ share. We are not able to estimate amounts that may be required beyond the remaining cost of the work to be performed. These costs could be offset by billings to the customer or by proceeds from our partners’ corporate and/or other guarantees. See Note 13 for disclosure of the performance guarantee amounts recorded in the consolidated balance sheets and Note 1 for additional discussion regarding performance guarantees.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Consolidated Construction Joint Ventures

At  December 31, 2020, we were engaged in nine active CCJV projects with total contract values ranging from $0.2 million to $434.1 million and a combined total of $1.7 billion. Total revenue remaining to be recognized on these CCJVs was $711.9 million and ranged from $0.2 million to $253.0 million of which our share was $401.3 million and ranged from $0.1 million to $151.8 million. Our proportionate share of the equity in these joint ventures was between 50.0% and 70.0%. During the years ended  December 31, 2020, 2019 and 2018, total revenue from CCJVs was $312.5 million, $261.2 million and $243.1 million, respectively. During the years ended  December 31, 2020 and 2019, CCJVs used $3.0 million and $13.1 million of operating cash flows, respectively, and during the year ended  December 31, 2018, CCJVs provided $85.6 million of operating cash flows.

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

As of  December 31, 2020, we were engaged in ten active unconsolidated joint venture projects with total contract values ranging from $13.2 million to $3.8 billion and a combined total of $11.6 billion of which our share was $3.4 billion. Our proportionate share of the equity in these unconsolidated joint ventures ranged from 20.0% to 50.0%. As of December 31, 2020, our share of the revenue remaining to be recognized on these unconsolidated construction joint ventures was $452.7 million and ranged from $1.1 million to $106.8 million.

The following is summary financial information related to unconsolidated construction joint ventures (in thousands):

December 31,	2020	2019
Assets
Cash, cash equivalents and marketable securities	$181,889	$179,049
Other current assets (1)	767,803	972,840
Noncurrent assets	164,022	207,584
Less partners’ interest	751,125	904,565
Granite’s interest (1),(2)	362,589	454,908
Liabilities
Current liabilities	482,562	581,199
Less partners’ interest and adjustments (3)	226,308	243,202
Granite’s interest	256,254	337,997
Equity in construction joint ventures (4)	$106,335	$116,911

(1) Included in this balance and in accrued and other current liabilities on our consolidated balance sheets as of December 31, 2020 and 2019 was $82.3 million and $81.9 million, respectively, related to performance guarantees (see Note 13).

(2) Included in this balance as of December 31, 2020 and 2019 was $88.7 million and $116.8 million, respectively, related to Granite’s share of estimated cost recovery of customer affirmative claims. In addition, this balance included $13.1 million and $15.9 million related to Granite’s share of estimated recovery of back charge claims as of December 31, 2020 and 2019, respectively.

(3) Partners’ interest and adjustments includes amounts to reconcile total net assets as reported by our partners to Granite’s interest adjusted to reflect our accounting policies and estimates primarily related to contract forecast differences.

(4) Included in this balance and in accrued expenses and other current liabilities on the consolidated balance sheets were amounts related to deficits in unconsolidated construction joint ventures which includes provisions for losses that were $82.5 million and $76.2 million as of December 31, 2020 and 2019, respectively.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Years Ended December 31,	2020	2019	2018
Revenue
Total	$918,716	$1,471,157	$1,544,406
Less partners’ interest and adjustments (1)	559,480	1,049,797	1,029,931
Granite’s interest	359,236	421,360	514,475
Cost of revenue
Total	1,193,358	1,900,524	1,787,501
Less partners’ interest and adjustments (1)	782,683	1,357,852	1,225,905
Granite’s interest	410,675	542,672	561,596
Granite’s interest in gross loss	$(51,439)	$(121,312)	$(47,121)

(1) Partners’ interest and adjustments includes amounts to reconcile total revenue and total cost of revenue as reported by our partners to Granite’s interest adjusted to reflect our accounting policies and estimates primarily related to contract forecast differences.

During the years ended December 31, 2020, 2019 and 2018, unconsolidated construction joint venture net losses were $(274.4) million, $(422.5) million and $(240.3) million, respectively, of which our share were net losses of $(51.5) million, $(120.6) million and $(44.6) million, respectively. The differences between our share of the joint venture net loss during the years ended December 31, 2020, 2019 and 2018, when compared to the joint venture net loss primarily resulted from differences between our estimated total revenue and cost of revenue when compared to that of our partners’ on a range of three to five projects in each year. The differences are due to timing differences from varying accounting policies and in public company quarterly reporting requirements. These joint venture net income amounts exclude our corporate overhead required to manage the joint ventures and include taxes only to the extent the applicable states have joint venture level taxes.

Line Item Joint Ventures

As of  December 31, 2020, we had four active line item joint venture construction projects with a total contract value of $318.0 million of which our portion was $187.9 million. As of  December 31, 2020, our share of revenue remaining to be recognized on these line item joint ventures was $88.1 million. During the years ended  December 31, 2020, 2019 and 2018, our portion of revenue from line item joint ventures was $81.3 million, $40.0 million and $4.9 million, respectively.

10. Investments in Affiliates

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

Our investments in affiliates balance consists of equity method investments in the following types of entities (in thousands):

December 31,	2020	2019
Foreign	$47,650	$55,335
Real estate	12,777	17,229
Asphalt terminal	14,860	11,612
Total investments in affiliates	$75,287	$84,176

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table provides summarized balance sheet information for our affiliates accounted for under the equity method on a combined basis (in thousands):

December 31,	2020	2019
Current assets	$133,882	$122,348
Noncurrent assets	164,620	165,331
Total assets	298,502	287,679
Current liabilities	52,583	48,322
Long-term liabilities (1)	66,108	61,078
Total liabilities	118,691	109,400
Net assets	179,811	178,279
Granite’s share of net assets	$75,287	$84,176

(1) The balance primarily related to local bank debt for equipment purchases and working capital in our foreign affiliates and debt associated with our real estate investments.

Of the $298.5 million in total assets as of December 31, 2020, we had investments in thirteen foreign entities with total assets ranging from $0.1 million to $72.4 million, two real estate entities with total assets of $24.5 million and $42.9 million and the asphalt terminal entity had total assets of $32.9 million. We have direct and indirect investments in the foreign entities and our percent ownership ranged from 25% to 50% as of December 31, 2020. As of December 31, 2020 all of the equity method investments in real estate affiliates were in residential real estate in Texas. As of December 31, 2019, $13.6 million was in residential real estate in Texas and the remaining balance was in commercial real estate in Texas. As of December 31, 2020, our percent ownership in the real estate entities ranged from 10% to 25%.

The following table provides summarized statement of operations information for our affiliates accounted for under the equity method on a combined basis (in thousands):

Years Ended December 31,	2020	2019	2018
Revenue	$194,717	$261,425	$187,827
Gross profit	48,948	57,393	51,061
Income before taxes	28,471	35,391	37,454
Net income	24,073	30,584	31,612
Granite’s interest in affiliates’ net income	8,783	11,454	6,935

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

11. Property and Equipment, net

Balances of major classes of assets and total accumulated depreciation and depletion are included in property and equipment, net in the consolidated balance sheets as follows (in thousands):

December 31,	2020	2019
Equipment and vehicles	$950,416	$947,687
Quarry property	206,073	188,960
Land and land improvements	135,639	132,531
Buildings and leasehold improvements	124,578	122,316
Office furniture and equipment	73,512	67,991
Property and equipment	1,490,218	1,459,485
Less: accumulated depreciation and depletion	963,202	917,188
Property and equipment, net	$527,016	$542,297

Depreciation and depletion expense primarily included in cost of revenue in our consolidated statements of operations was $98.3 million, $101.9 million and $96.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

As discussed in Note 1, we have asset retirement obligations, which are liabilities associated with our legally required obligations to reclaim owned and leased quarry property and related facilities. As of  December 31, 2020 and 2019, $6.0 million and $3.9 million, respectively, of our asset retirement obligations were included in accrued expenses and other current liabilities and $17.9 million and $17.9 million, respectively, were included in other long-term liabilities in the consolidated balance sheets.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following is a reconciliation of these asset retirement obligations (in thousands):

Years Ended December 31,	2020	2019
Beginning balance	$21,750	$21,792
Revisions to estimates	2,484	899
Liabilities settled	(1,521)	(2,061)
Accretion	1,140	1,120
Ending balance	$23,853	$21,750

12. Intangible Assets

Indefinite-lived Intangible Assets

Indefinite-lived intangible assets primarily consist of goodwill. The following table presents the goodwill balance by reportable segment (in thousands):

December 31,	2020	2019
Transportation	$19,798	$19,798
Water	30,780	149,127
Specialty	40,860	40,866
Materials	25,339	54,488
Total goodwill	$116,777	$264,279

The changes in the goodwill balance in our Water and Materials segments as of December 31, 2020 when compared to  December 31, 2019 were primarily from goodwill impairment charges recorded during the year ended December 31, 2020. The change in the goodwill balance in our Specialty segment as of December 31, 2020 when compared to December 31, 2019 was related to foreign currency translation adjustments.

During 2020, we performed interim goodwill impairment tests on our Water and Mineral Services Group (“WMS”) Materials, WMS Water, WMS Specialty and Midwest Group Specialty reporting units which resulted in impairment charges. Interim goodwill impairment tests were not performed on our remaining reporting units as there was no indication of a possible goodwill impairment.

We performed the first interim impairment test as of March 31, 2020 on our WMS Materials and WMS Specialty reporting units due to an adverse change in the business climate for these reporting units, including a modified relationship with a business partner, increased competition and market consolidation, exasperated by economic disruption and market conditions associated with the COVID-19 pandemic. These factors led to reductions in the revenue and margin growth rates used in our quantitative goodwill tests. The goodwill impairment test resulted in a $14.8 million impairment charge associated with our WMS Materials reporting unit and no impairment charge associated with our WMS Specialty reporting unit as its estimated fair value exceeded its net book value (i.e., headroom) by nearly 15%.

We performed the second interim goodwill impairment test as of September 30, 2020 on our Midwest Group Specialty, WMS Water and WMS Materials reporting units due to the continued impact from an adverse change in the business climate, including reduced market share due to loss of strategic personnel. These factors led to reductions in the revenue and margin growth rates, and delays in the timing of future cash flows used in our quantitative goodwill tests. The goodwill impairment test resulted in impairment charges of an additional $117.9 million and $14.4 million associated with our WMS Water and WMS Materials reporting units, respectively. The goodwill impairment test for the Midwest Group Specialty reporting unit indicated that its headroom by greater than 15%; therefore, no impairment charge was recorded.

For our 2020 annual goodwill impairment test, we conducted quantitative impairment tests for all of our reporting units and concluded that no additional impairment charge was required since the estimated fair value for each of the reporting units exceeded their respective net book values. The annual goodwill assessment for the WMS Water and WMS Materials indicated that their estimated fair values exceeded their net book value, but not by a significant amount, as the estimated fair values align with the second interim goodwill impairment test as of September 30, 2020. The WMS Specialty and Northwest Materials reporting units had $9.4 million and $1.9 million, respectively, of goodwill balances as of December 31, 2020 and the annual goodwill assessment indicated headroom of 12% and 3%, respectively. Although unexpected, additional adverse changes in the business climate for the WMS Specialty reporting unit could result in an impairment in future periods. There are no known potential events and/or changes in circumstances that could reasonably be expected to negatively affect the key assumptions used to estimate the Northwest Group Materials reporting unit fair value. The headroom for all other reporting units was in excess of 50%.

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

Amortized Intangible Assets

The following is the breakdown of our amortized intangible assets that are included in other noncurrent assets in the consolidated balance sheets (in thousands):

		Accumulated
December 31, 2020	Gross Value	Amortization	Net Value
Assets
Customer relationships	$37,319	$(21,415)	$15,904
Permits	23,959	(13,474)	10,485
Backlog	8,400	(8,381)	19
Developed technologies	9,003	(5,869)	3,134
Trademarks/trade name	8,400	(5,345)	3,055
Favorable contracts, covenants not to compete and other	2,166	(1,771)	395
Intangible assets	89,247	(56,255)	32,992
Liabilities
Unfavorable contracts	$6,700	$(6,655)	$45
Intangible liabilities	6,700	(6,655)	45
Total net amortized intangible assets	$82,547	$(49,600)	$32,947

		Accumulated
December 31, 2019	Gross Value	Amortization	Net Value
Assets
Customer relationships	$39,541	$(16,944)	$22,597
Permits	23,959	(12,484)	11,475
Backlog	10,201	(9,247)	954
Developed technologies	9,354	(3,752)	5,602
Trademarks/trade name	8,993	(3,667)	5,326
Favorable contracts, covenants not to compete and other	5,898	(4,795)	1,103
Intangible assets	97,946	(50,889)	47,057
Liabilities	-	-	-
Unfavorable contracts	$6,773	$(6,339)	$434
Intangible liabilities	6,773	(6,339)	434
Total net amortized intangible assets	$91,173	$(44,550)	$46,623

The net amortization expense related to amortized intangible assets for the years ended December 31, 2020, 2019 and 2018 was $13.5 million, $18.9 million and $15.2 million, respectively, and was primarily included in cost of revenue and selling, general and administrative expenses in the consolidated statements of operations. In addition, during the year ended  December 31, 2019 the gross value and associated accumulated amortization was adjusted for fully amortized intangible assets that we no longer intend to use. Amortization expense based on the amortized intangible assets balance at December 31, 2020 is expected to be recorded in the future as follows: $10.3 million in 2021; $6.2 million in 2022; $4.4 million in 2023; $4.1 million in 2024; $2.4 million in 2025; and $5.5 million thereafter.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

13. Accrued Expenses and Other Current Liabilities (in thousands):

December 31,	2020	2019
Accrued insurance	$65,404	$54,790
Deficits in unconsolidated construction joint ventures (see Note 9)	82,463	76,199
Payroll and related employee benefits	114,082	70,239
Performance guarantees (see Note 1)	82,280	81,929
Other	60,268	54,143
Total	$404,497	$337,300

Other includes dividends payable, accrued legal reserves, warranty reserves, asset retirement obligations, remediation reserves and other miscellaneous accruals, none of which are greater than 5% of total current liabilities.

14. Long-Term Debt (in thousands):

December 31,	2020	2019
2.75% Convertible Notes	$200,303	$193,696
Credit Agreement - term loan	131,250	138,750
Credit Agreement - revolving credit facility	—	25,000
Debt issuance costs and other	7,247	6,906
Total debt	338,800	364,352
Less current maturities	8,278	8,244
Total long-term debt	$330,522	$356,108

The aggregate minimum principal maturities of long-term debt related to balances at December 31, 2020 excluding debt issuance costs, including current maturities and the $29.7 million unamortized debt discount related to the 2.75% Convertible Notes are as follows: $8.5 million in 2021; $8.5 million in 2022; $117.3 million in 2023; $231.1 million in 2024; $1.1 million in 2025; and $6.8 million in 2026 and thereafter.

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

On November 12, 2020, we entered into Amendment No. 5 to the Third Amended and Restated Credit Agreement, which, among other things, provided the Company additional time to deliver its annual and quarterly financial statements and provided for a reversion in the applicable rate from 3.00% to the applicable rate table in the Credit Agreement upon filing of our Quarterly Report on Form 10-Q for the quarter ending March 31, 2021.

On February 19, 2021, we entered into the Limited Waiver and Amendment No. 6 to the Third Amended and Restated Credit Agreement which waived any defaults or events of defaults that may have arisen in connection with the Company’s Restatement during the periods covered by the Restatement, the failure to comply with a financial covenant and any right of the lenders to collect interest at the default rate with respect to the waived defaults and events of default.

We refer to Third Amended and Restated Credit Agreement dated  May 31, 2018 and all subsequent amendments listed above as “Credit Agreement.”

The Credit Agreement consists of a term loan and a revolving credit facility.

The term loan requires that Granite repay 1.25% of the principal balance each quarter until the Maturity Date, at which point the remaining balance is due. As of both  December 31, 2020 and 2019, $7.5 million of the term loan balance was included in current maturities of long-term debt on the consolidated balance sheets and the remaining $123.8 million and $131.3 million, respectively, was included in long-term debt.

As of December 31, 2020, the total unused availability under the Credit Agreement was $229.6 million resulting from $45.4 million in issued and outstanding letters of credit. The letters of credit will expire between June 2021 and December 2024. During the year ended  December 31, 2020, $50.0 million in draws were made under the revolving credit facility and as of December 31, 2020, none were outstanding. As of December 31, 2019, the total availability under the Credit Agreement was $293.1 million resulting from $31.9 million in issued and outstanding letters of credit and $25.0 million in draws under the revolving credit facility.

Borrowings under the Credit Agreement bear interest at LIBOR, subject to a 0.75% floor or a base rate (at our option), plus an applicable margin based on the Consolidated Leverage Ratio (as defined in the Credit Agreement) calculated quarterly. LIBOR varies based on the applicable loan term, market conditions and other external factors. The applicable margin was 3.00% for loans bearing interest based on LIBOR and 2.00% for loans bearing interest at the base rate at December 31, 2020. Accordingly, the effective interest rate at  December 31, 2020 using three-month LIBOR and the base rate was 3.75% and 5.25%, respectively, and we elected to use LIBOR for the term loan.

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

The cash received from the issuance of the 2.75% Convertible Notes was separated into a $192.6 million liability component and a $27.9 million (net of $9.5 million in taxes) equity component on the consolidated balance sheets at the time of issuance based on the fair value of a similar liability that does not have an associated convertible feature. The difference between the principal amount and the $192.6 million (“debt discount”) will be recorded to interest expense using an effective interest rate of 6.62% over the expected life of the 2.75% Convertible Notes. As of December 31, 2020 and 2019, the carrying amount of the liability component was $200.3 million and $193.7 million, respectively. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

On October 29, 2019, in connection with the offering of our 2.75% Convertible Notes, we entered into a purchased equity derivative instrument for $27.9 million (net of $9.5 million in taxes) to offset the potential common share dilution of any shares above $31.47 (“Hedge Option”) and sold warrants for $11.2 million to reduce the cost of the Hedge Option with potential common share dilution above $53.44 to offset the cost to the Company of the Hedge Option. The net costs incurred in connection with the Hedge Option and warrants were recorded as an increase to additional paid-in capital on our consolidated balance sheets. Issuance costs related to the 2.75% Convertible Notes are comprised of $37.4 million in debt discounts upon original issuance and $6.4 million in third party offering costs. During the years ended December 31, 2020 and 2019, we recorded $6.6 million and $1.1 million, respectively, of amortization related to the debt discount to interest expense in our consolidated statement of operations. As of December 31, 2020 and 2019, $4.3 million and $5.4 million, respectively, of third party offering costs were included in the liability component and $1.0 million was included in the equity component.

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

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Real Estate Indebtedness

Our unconsolidated investments in real estate entities are subject to mortgage indebtedness. This indebtedness is non-recourse to Granite, but is recourse to the real estate entity. The terms of this indebtedness are typically renegotiated to reflect the evolving nature of the real estate project as it progresses through acquisition, entitlement and development. Modification of these terms may include changes in loan-to-value ratios requiring the real estate entity to repay portions of the debt. Our unconsolidated investments in our foreign affiliates are subject to local bank debt primarily for equipment purchases and working capital. This debt is non-recourse to Granite, but it is recourse to the affiliates. The debt associated with our unconsolidated non-construction entities is disclosed in Note 10.

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

The most significant financial covenants under the terms of our Credit Agreement require the maintenance of a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio. As of December 31, 2020, the Consolidated Leverage Ratio was 2.58, which did not exceed the maximum of 3.25. Our Consolidated Interest Coverage Ratio was 5.13, which exceeded the minimum of 4.00. As of December 31, 2020, we were in compliance with all covenants contained in the Credit Agreement. We are not aware of any non-compliance by any of our unconsolidated real estate entities with the covenants contained in their debt agreements.

15. Leases

We have leases for office and shop space, as well as for equipment primarily utilized in our construction projects. As of  December 31, 2020, our lease contracts were classified as operating leases and had terms ranging from month-to-month to 23 years. As of  December 31, 2020, ROU assets and long term lease liabilities were separately presented and short term lease liabilities of $19.0 million were included in accrued expenses and other current liabilities on our consolidated balance sheets. As of  December 31, 2020, we had no lease contracts that had not yet commenced but created significant rights and obligations. Lease expense was $21.7 million and 18.9 million for the years ended  December 31, 2020 and 2019, respectively.

As of  December 31, 2020, our weighted-average remaining lease term was 5.1 years and the weighted-average discount rate was 3.88%.

As of  December 31, 2020, the lease liability is equal to the present value of the remaining lease payments, discounted using the incremental borrowing rate on our secured debt, using one maturity discount rate that is updated quarterly, as it is not materially different than the discount rates applied to each of the leases in the portfolio.

The following table summarizes our undiscounted lease liabilities outstanding as of  December 31, 2020 (in thousands):

2021	$21,501
2022	19,192
2023	13,014
2024	7,405
2025	3,451
2026 through 2036	9,976
Total future minimum lease payments	$74,539
Less: imputed interest	(8,788)
Total	$65,751

Royalties

Excluded from the table above are minimum royalty requirements under all contracts, primarily quarry property, in effect at December 31,  2020 which are payable as follows: $ 3.1 million in 2021; $ 1.9 million in 2022; $ 1.5 million in 2023; $ 1.3 million in 2024; $ 0.7 million in 2025; and $ 2.8 million thereafter.

16. Employee Benefit Plans

Profit Sharing and 401(k) Plan: The Profit Sharing and 401(k) Plan (the “401(k) Plan”) is a defined contribution plan covering all employees except employees covered by collective bargaining agreements and certain employees of our CCJVs. Each employee’s combined pre-tax 401(k) and post-tax (Roth) contributions cannot exceed 50% of their eligible pay or Internal Revenue Code annual contribution limits. Our 401(k) matching contributions can be up to 6% of an employee’s gross pay at the discretion of the Board of Directors. Our 401(k) matching contributions to the 401(k) Plan for the years ended December 31, 2020, 2019 and 2018 were $17.6 million, $16.4 million and $13.4 million, respectively. Profit sharing contributions from the Company may be made to the 401(k) Plan in an amount determined by the Board of Directors. We made no profit sharing contributions during the years ended December 31, 2020, 2019 and 2018.

Non-Qualified Deferred Compensation Plan: We offer a Non-Qualified Deferred Compensation Plan (“NQDC Plan”) to a select group of our highly compensated employees and non-employee directors. The NQDC Plan provides participants the opportunity to defer payment of certain compensation as defined in the NQDC Plan. In October 2008, a Rabbi Trust was established to fund our NQDC Plan obligation and was fully funded as of December 31, 2020. The assets held by the Rabbi Trust at December 31, 2020 and 2019 are substantially in the form of Company-owned life insurance and are included in other noncurrent assets in the consolidated balance sheets. As of December 31, 2020, there were 65 active participants in the NQDC Plan. NQDC Plan obligations were $30.0 million and $26.6 million as of December 31, 2020 and 2019, respectively, and were primarily included in other long-term liabilities on the consolidated balance sheets. In addition, with the acquisition of Layne we assumed liabilities related to supplemental retirement benefits of $5.3 million and $5.0 million that was included in other long-term liabilities on the consolidated balance sheets as of December 31, 2020 and 2019, respectively.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Multi-employer Pension Plans: As of  December 31, 2020, five of our wholly owned subsidiaries, Granite Construction Company, Granite Construction Northeast, Inc., Granite Industrial, Inc., Granite Inliner, LLC and Layne Christensen Company contribute to various multi-employer pension plans on behalf of union employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

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

The following table presents our participation in these plans (dollars in thousands):

		Pension Protection Act (“PPA”) Certified Zone Status (1)			Contributions
Pension Trust Fund	Pension Plan Employer Identification Number	2020	2019	FIP / RP Status Pending / Implemented (2)	2020	2019	2018	Surcharge Imposed	Expiration Date of Collective Bargaining Agreement (3)
Operating Engineers Pension Trust Fund	95-6032478	Yellow	Yellow	Yes	$5,239	$4,508	$4,251	No	6/30/2022
Locals 302 and 612 IUOE-Employers Construction Industry Retirement Plan	91-6028571	Green	Green	No	263	5,479	4,726	No	5/31/2021 5/31/2022 3/31/2023
Pension Trust Fund for Operating Engineers Pension Plan	94-6090764	Yellow	Yellow	Yes	10,001	10,569	11,363	No	2/28/2021 6/30/2021 10/31/2021 6/30/2022 3/31/2023 6/30/2023 9/30/2023 3/31/2025
All other funds (61 as of December 31, 2020)					23,967	24,473	23,571
			Total Contributions:		$39,470	$45,029	$43,911

(1) The most recent PPA zone status available in 2020 and 2019 is for the plan’s year-end during 2019 and 2018, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the orange zone are less than 80 percent funded and have an Accumulated Funding Deficiency in the current year or projected into the next six years, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.

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

17. Shareholders’ Equity

Stock-based Compensation: The 2012 Equity Incentive Plan provides for the issuance of restricted stock, RSUs and stock options to eligible employees and to members of our Board of Directors. A total of 1,094,796 shares of our common stock have been reserved for issuance of which 496,192 remained available as of December 31, 2020. No stock options or restricted stock were granted during the years ended December 31, 2020, 2019 and 2018. There were no stock options or restricted stock outstanding as of December 31, 2020.

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

A summary of the changes in our RSUs during the years ended  December 31, 2020, 2019 and 2018 is as follows (shares in thousands):

Years Ended December 31,	2020		2019		2018
	RSUs	Weighted-Average Grant-Date Fair Value per RSU	RSUs	Weighted-Average Grant-Date Fair Value per RSU	RSUs	Weighted-Average Grant-Date Fair Value per RSU
Outstanding, beginning balance	387	$43.99	443	$47.65	524	$41.51
Granted	462	12.89	241	43.12	271	59.44
Vested	(190)	34.36	(263)	48.63	(315)	48.97
Forfeited	(58)	24.76	(34)	50.65	(37)	49.17
Outstanding, ending balance	601	$24.96	387	$43.99	443	$47.65

Compensation cost related to RSUs was $6.4 million ($4.7 million net of statutory tax rate), $10.2 million ($7.5 million net of statutory tax rate), and $14.8 million ($11.0 million net of statutory tax rate) for the years ended  December 31, 2020, 2019 and 2018, respectively. The grant date fair value of RSUs vested during the years ended  December 31, 2020, 2019 and 2018 was $6.5 million, $12.7 million and $15.4 million, respectively. As of December 31, 2020, there was $5.4 million of unrecognized compensation cost related to RSUs which will be recognized over a remaining weighted-average period of 1.3 years.

401(k) Plan: As of December 31, 2020, the 401(k) Plan owned 1,160,973 shares of our common stock. Dividends on shares held by the 401(k) Plan are charged to retained earnings and all shares held by the 401(k) Plan are treated as outstanding in computing our earnings per share.

Share Purchase Program: As announced on April 29, 2016, on April 7, 2016, the Board of Directors authorized us to repurchase up to $200.0 million of our common stock at management’s discretion. As part of this authorization we have established a plan to facilitate common stock repurchases. We did not purchase shares under the share purchase program in any of the periods presented. As of December 31, 2020, $157.2 million of the authorization remained available. The specific timing and amount of any future repurchases will vary based on market conditions, securities law limitations and other factors.

18. Weighted Average Shares Outstanding and Net (Loss) Income Per Share

The following table presents a reconciliation of the weighted average shares outstanding used in calculating basic and diluted net (loss) income per share as well as the calculation of basic and diluted net (loss) income per share (in thousands except per share amounts):

Years Ended December 31,	2020	2019	2018
Numerator (basic and diluted)
Net (loss) income allocated to common shareholders for basic calculation	$(145,117)	$(60,191)	$582
Denominator
Weighted average common shares outstanding, basic	45,614	46,559	43,564
Dilutive effect of RSUs and convertible notes (1),(2)	—	—	461
Weighted average common shares outstanding, diluted	45,614	46,559	44,025
Net (loss) income per share, basic	$(3.18)	$(1.29)	$0.01
Net (loss) income per share, diluted	$(3.18)	$(1.29)	$0.01

(1) Due to the net losses for the years ended December 31, 2020 and 2019, RSUs representing approximately 589,000 and 388,000 shares, respectively, have been excluded from the number of shares used in calculating diluted net loss per share, as their inclusion would be antidilutive.

(2) As our average stock price since the issuance date of the 2.75% Convertible Notes was below $31.47 per share, the number of shares used in calculating diluted net loss per share for the year ended December 31, 2020 did not include potential dilution from the 2.75% Convertible Notes converting into shares of common stock (See Note 14 for further details).

19. Income Taxes

The following is a summary of the (loss) income before (benefit from) provision for income taxes (in thousands):

Years Ended December 31,	2020	2019	2018
Domestic	$(176,448)	$(72,765)	$14,243
Foreign	9,985	(4,313)	(5,915)
Total (loss) income before (benefit from) provision for income taxes	$(166,463)	$(77,078)	$8,328

The following is a summary of the benefit from income taxes (in thousands):

Years Ended December 31,	2020	2019	2018
Federal:
Current	$(9,017)	$(5,862)	$(15,970)
Deferred	7,941	(17,731)	12,037
Total federal	(1,076)	(23,593)	(3,933)
State:
Current	(443)	700	10
Deferred	2,052	(3,456)	644
Total state	1,609	(2,756)	654
Foreign:
Current	136	7,340	606
Deferred	(951)	(1,367)	(535)
Total foreign	(815)	5,973	71
Total benefit from income taxes	$(282)	$(20,376)	$(3,208)

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following is a reconciliation of our benefit from income taxes based on the Federal statutory tax rate to our effective tax rate (dollars in thousands):

Years Ended December 31,	2020		2019		2018
Federal statutory tax	$(34,957)	21.0%	$(16,186)	21.0%	$1,749	21.0%
State taxes, net of federal tax benefit	1,696	(1.0)	(2,905)	3.8	1,163	14.0
Foreign Taxes	(1,374)	0.8	—	—	(182)	(2.2)
Percentage depletion deduction	(1,096)	0.7	(932)	1.2	(951)	(11.4)
Non-controlling interests	4,423	(2.7)	(733)	1.0	(2,289)	(27.5)
Nondeductible expenses	1,073	(0.6)	2,171	(2.8)	4,842	58.2
Non-cash impairment charges	32,905	(19.8)	—	—	—	—
Company-owned life insurance	—	—	(870)	1.1	410	4.9
Stock-based Compensation	—	—	—	—	(815)	(9.8)
Changes in uncertain tax positions	(1,781)	1.1	(912)	1.2	(772)	(9.3)
Capital loss expiration	—	—	—	—	8,423	101.2
Valuation allowance	4,197	(2.5)	1,727	(2.2)	(6,795)	(81.6)
Gain/Loss on Sale of Entity	(3,827)	2.3	—	—	—	—
Purchase Price Accounting	—	—	(1,308)	1.7	—	—
Tax Cuts and Jobs Act of 2017	—	—	—	—	(7,980)	(95.8)
Other	(1,541)	0.9	(428)	0.4	(11)	(0.2)
Total	$(282)	0.2%	$(20,376)	26.4%	$(3,208)	(38.5)%

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Following is a summary of the deferred tax assets and liabilities (in thousands):

December 31,	2020	2019
Long-term deferred tax assets:
Receivables	$3,162	$2,776
Insurance	12,720	11,340
Deferred compensation	11,187	10,498
Accrued compensation	9,860	2,574
Other accrued liabilities	1,596	1,084
Contract income recognition	15,895	22,208
Lease liabilities	16,342	19,078
Net operating loss carryforwards	55,000	72,036
Valuation allowance	(29,622)	(30,889)
Other	7,331	4,142
Total long-term deferred tax assets	103,471	114,847
Long-term deferred tax liabilities:
Property and equipment	48,996	49,676
Right of use assets	15,792	18,767
Total long-term deferred tax liabilities	64,788	68,443
Net long-term deferred tax assets	$38,683	$46,404

The following is a summary of the net operating loss carryforwards at December 31, 2020 (in thousands):

	Expiration	Gross Carryforward	Tax Effected Carryforward
Federal net operating loss carryforwards	2032-2036	$62,361	$13,096
Federal net operating loss carryforwards	N/A	75,376	15,829
State net operating loss carryforwards	2021-2040	237,312	12,059
Foreign tax loss carryforwards	2021-2040	47,210	14,016
Total net operating loss carryforwards at December 31, 2020			$55,000

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

The following is a summary of the change in valuation allowance (in thousands):

December 31,	2020	2019
Beginning balance	$30,889	$31,909
(Deductions) additions due to acquisitions	—	(716)
(Deductions) additions due to dispositions	(4,667)	—
Additions (deductions), net	3,400	(304)
Ending balance	$29,622	$30,889

The addition to the valuation allowance is mainly due to the capital loss incurred in the U.S. in 2020 which is expected to expire unused which is partially offset by deductions to the valuation allowance that are insignificant for the year ended December 31, 2020.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

We intend to indefinitely reinvest certain earnings of our foreign subsidiaries and affiliates. There are generally no federal income taxes on dividends from foreign subsidiaries therefore we would only be subject to other taxes, such as withholding and local taxes, upon distribution of these earnings. Of the $41.5 million of accumulated undistributed earnings that we consider indefinitely reinvested as of December 31, 2020, it is not practicable to determine the amount of taxes that would be payable upon remittance of these earnings. Deferred foreign withholding taxes have been provided on undistributed earnings of certain foreign subsidiaries and foreign affiliates where the earnings are not considered to be invested indefinitely.

Uncertain tax positions: We file income tax returns in the U.S. and various state and local jurisdictions. We are currently under examination by various state taxing authorities for various tax years. We do not anticipate that any of these audits will result in a material change in our financial position. We are no longer subject to U.S. federal examinations by tax authorities for years before 2013. With few exceptions, as of December 31, 2020, we are no longer subject to state examinations by taxing authorities for years before 2012.

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

We had approximately $23.3 million and $27.3 million of total gross unrecognized tax benefits as of December 31, 2020 and 2019, respectively. There were approximately $6.0 million and $10.1 million of unrecognized tax benefits that would affect the effective tax rate in any future period at December 31, 2020 and 2019, respectively. It is reasonably possible that our unrecognized tax benefit could decrease by approximately $1.6 million in 2021, of which $1.4 million would impact our effective tax rate in 2021. The decrease relates to anticipated statute expirations and anticipated resolution of outstanding unrecognized tax benefits.

The following is a tabular reconciliation of unrecognized tax benefits (in thousands) the balance of which is included in other long-term liabilities and accrued expenses and other current liabilities in the consolidated balance sheets:

December 31,	2020	2019	2018
Beginning balance	$27,303	$22,383	$3,171
Gross increases - acquisitions	—	5,812	20,153
Gross decreases – dispositions	(1,590)	—	36
Gross decreases – current period tax positions	—	—	(3)
Gross increases – prior period tax positions	—	157	2
Gross decreases – prior period tax positions	(608)	(8)	(195)
Settlements with taxing authorities/lapse of statute of limitations	(1,785)	(1,041)	(781)
Ending balance	$23,320	$27,303	$22,383

We record interest on uncertain tax positions in interest expense and penalties in interest expense and other income, net in our consolidated statements of operations. During the years ended December  31, 2020, 2019 and 2018, we recognized approximately $0.4 million interest and penalty income, $0.6 million interest and penalty expense and $1.1 million interest and penalty income, respectively.

Approximately $6.7 million and $8.8 million of accrued interest and penalties related to our uncertain tax position liability was included in other long-term liabilities and accrued expenses and other current liabilities in our consolidated balance sheets at December 31, 2020 and 2019, respectively.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

20. Contingencies - Legal Proceedings

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

Liabilities relating to legal proceedings and government inquiries, to the extent that we have concluded such liabilities are probable and the amounts of such liabilities are reasonably estimable, are recorded in the consolidated balance sheets. The aggregate liabilities recorded as of December 31, 2020 and 2019 related to these matters were immaterial. The aggregate range of possible loss related to (i) matters considered reasonably possible, and (ii) reasonably possible amounts in excess of accrued losses recorded for probable loss contingencies, including those related to liquidated damages, could have a material impact on our consolidated financial statements if they become probable and the reasonably estimable amount is determined.

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

On October 23, 2019, a putative class action lawsuit was filed in the Superior Court of California, County of Santa Cruz against the Company, James H. Roberts, our former President and Chief Executive Officer, Laurel Krzeminski, our former Chief Financial Officer, and the then-serving Board of Directors on behalf of persons who acquired shares of Company common stock in the Company’s June 2018 merger with Layne. The complaint asserts causes of action under the Securities Act of 1933 and alleges that the registration statement and prospectus were negligently prepared and included materially false and misleading statements and failed to disclose facts required to be disclosed. On August 10, 2020, the Court sustained our demurrer dismissing the complaint with leave to amend. On September 16, 2020, the plaintiff filed an amended complaint. We have filed a demurrer seeking to dismiss the amended complaint. We are in the preliminary stages of the litigation and, as a result, we cannot predict the outcome or consequences of the case, which we intend to defend vigorously.

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

As of December 31, 2020, no liability related to above matters was recorded because we have concluded the amounts of such liabilities are not reasonably estimable.

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

21. Business Segment Information

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

Summarized segment information is as follows (in thousands):

Years Ended December 31,	Transportation	Water	Specialty	Materials	Total
2020
Total revenue from reportable segments	$2,017,989	$440,317	$723,391	$548,439	$3,730,136
Elimination of intersegment revenue	—	—	—	(167,677)	(167,677)
Revenue from external customers	2,017,989	440,317	723,391	380,762	3,562,459
Gross (loss) profit	133,748	54,241	92,180	64,619	344,788
Depreciation, depletion and amortization	19,933	35,753	23,911	22,554	102,151
Segment assets	303,435	133,969	109,967	351,606	898,977
2019
Total revenue from reportable segments	$1,892,149	$468,730	$727,537	$530,063	$3,618,479
Elimination of intersegment revenue	—	—	—	(172,873)	(172,873)
Revenue from external customers	1,892,149	468,730	727,537	357,190	3,445,606
Gross profit	55,001	29,766	86,729	50,182	221,678
Depreciation, depletion and amortization	17,579	41,964	26,766	24,258	110,567
Segment assets	308,668	284,559	129,103	369,930	1,092,260
2018
Total revenue from reportable segments	$1,946,750	$345,861	$625,666	$514,939	$3,433,216
Elimination of intersegment revenue	—	—	—	(146,185)	(146,185)
Revenue from external customers	1,946,750	345,861	625,666	368,754	3,287,031
Gross profit	137,086	59,134	89,935	48,685	334,840
Depreciation, depletion and amortization	26,715	25,779	24,017	24,015	100,526
Segment assets	348,810	317,633	142,699	353,208	1,162,350

As of December 31, 2020, 2019 and 2018 segment assets included $12.4 million, $14.7 million and $15.1 million, respectively, of property and equipment located in foreign countries (primarily Mexico). During the years ended December 31, 2020, 2019 and 2018 the majority of our revenue was derived in United States.

A reconciliation of segment gross profit to consolidated (loss) income before (benefit from) provision for income taxes is as follows (in thousands):

Years Ended December 31,	2020	2019	2018
Total gross profit from reportable segments	$344,788	$221,678	$334,840
Selling, general and administrative expenses	353,320	307,981	272,776
Acquisition and integration expenses	53	15,299	61,520
Non-cash impairment charges	156,690	—	—
Gain on sales of property and equipment	(6,930)	(18,703)	(7,672)
Total other expense (income)	8,118	(5,821)	(112)
(Loss) income before provision for (benefit from) income taxes	$(166,463)	$(77,078)	$8,328

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

A reconciliation of segment assets to consolidated total assets is as follows (in thousands):

December 31,	2020	2019
Total assets for reportable segments	$898,977	$1,092,260
Assets not allocated to segments:
Cash and cash equivalents	436,136	262,273
Short-term and long-term marketable securities	5,200	32,799
Receivables, net	540,812	547,417
Other current assets, excluding segment assets	207,138	257,457
Property and equipment, net, excluding segment assets	49,079	43,477
Investments in affiliates	75,287	84,176
ROU assets	62,256	72,534
Deferred income taxes, net	41,839	50,158
Other noncurrent assets, excluding segment assets	63,272	59,537
Consolidated total assets	$2,379,996	$2,502,088