Form 10-Q
period 2021-03-31
GRANITE CONSTRUCTION INC
filed 2021-05-07
CIK 861459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 30, 2021.

Class	Outstanding
Common stock, $0.01 par value	45,791,712

Index

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
Condensed Consolidated Balance Sheets as of March 31, 2021, December 31, 2020 and March 31, 2020
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2021 and 2020
Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2021 and 2020
Condensed Consolidated Statements of Shareholders’ Equity for the Three Months Ended March 31, 2021 and 2020
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2021 and 2020
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
SIGNATURES
EXHIBIT 10.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32
EXHIBIT 95
EXHIBIT 101.INS
EXHIBIT 101.SCH
EXHIBIT 101.CAL
EXHIBIT 101.DEF
EXHIBIT 101.LAB
EXHIBIT 101.PRE
EXHIBIT 104

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited - in thousands, except share and per share data)

	March 31, 2021	December 31, 2020	March 31, 2020
ASSETS
Current assets
Cash and cash equivalents ($110,486, $74,819 and $101,698 related to consolidated construction joint ventures (“CCJVs”))	$452,928	$436,136	$242,604
Short-term marketable securities	—	—	5,000
Receivables, net ($32,539, $56,147 and $28,320 related to CCJVs)	475,160	540,812	477,718
Contract assets ($37,683, $33,838 and $17,584 related to CCJVs)	185,220	164,939	226,518
Inventories	86,611	82,362	98,765
Equity in construction joint ventures	186,536	188,798	190,458
Other current assets ($12,298, $13,252 and $16,078 related to CCJVs)	64,286	42,199	60,001
Total current assets	1,450,741	1,455,246	1,301,064
Property and equipment, net ($22,457, $23,704 and $30,047 related to CCJVs)	528,173	527,016	534,958
Long-term marketable securities	11,300	5,200	—
Investments in affiliates	75,159	75,287	73,249
Goodwill	116,807	116,777	248,339
Right of use assets	57,050	62,256	72,945
Deferred income taxes, net	41,361	41,839	51,675
Other noncurrent assets	93,093	96,375	102,145
Total assets	$2,373,684	$2,379,996	$2,384,375

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$8,700	$8,278	$8,253
Accounts payable ($52,217, $53,033 and $58,475 related to CCJVs)	306,834	359,160	312,105
Contract liabilities ($70,968, $79,777 and $47,509 related to CCJVs)	160,149	171,321	133,811
Accrued expenses and other current liabilities ($4,640, $4,410 and $2,458 related to CCJVs)	524,452	404,497	355,393
Total current liabilities	1,000,135	943,256	809,562
Long-term debt	331,647	330,522	355,911
Long-term lease liabilities	41,707	46,769	57,985
Deferred income taxes, net	3,167	3,155	3,318
Other long-term liabilities	65,833	64,684	57,795
Commitments and contingencies (see Note 16)
Equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	—	—	—
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding: 45,791,712 shares as of March 31, 2021, 45,668,541 shares as of December 31, 2020 and 45,592,292 shares as of March 31, 2020	458	457	457
Additional paid-in capital	554,186	555,407	551,189
Accumulated other comprehensive loss	(3,714)	(5,035)	(6,538)
Retained earnings	352,610	424,835	522,639
Total Granite Construction Incorporated shareholders’ equity	903,540	975,664	1,067,747
Non-controlling interests	27,655	15,946	32,057
Total equity	931,195	991,610	1,099,804
Total liabilities and equity	$2,373,684	$2,379,996	$2,384,375

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited - in thousands, except per share data)

Three Months Ended March 31,	2021	2020
Revenue
Transportation	$351,029	$350,901
Water	99,753	101,657
Specialty	155,674	133,039
Materials	63,457	50,330
Total revenue	669,913	635,927
Cost of revenue
Transportation	315,163	325,532
Water	91,187	92,310
Specialty	138,349	143,758
Materials	61,896	50,528
Total cost of revenue	606,595	612,128
Gross profit	63,318	23,799
Selling, general and administrative expenses	75,728	73,216
Non-cash impairment charges (see Note 3)	—	24,413
Other costs (see Note 3)	75,835	5,165
Gain on sales of property and equipment	(2,554)	(623)
Operating loss	(85,691)	(78,372)
Other (income) expense
Interest income	(256)	(1,291)
Interest expense	5,381	4,994
Equity in income of affiliates, net	(1,808)	(46)
Other (income) expense, net	(1,230)	5,219
Total other expense	2,087	8,876
Loss before benefit from income taxes	(87,778)	(87,248)
Benefit from income taxes	(22,455)	(14,710)
Net loss	(65,323)	(72,538)
Amount attributable to non-controlling interests	(872)	7,168
Net loss attributable to Granite Construction Incorporated	$(66,195)	$(65,370)

Net loss per share attributable to common shareholders (see Note 14)
Basic	$(1.45)	$(1.44)
Diluted	$(1.45)	$(1.44)
Weighted average shares of common stock
Basic	45,697	45,520
Diluted	45,697	45,520

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited - in thousands)

Three Months Ended March 31,	2021	2020
Net loss	$(65,323)	$(72,538)
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on derivatives	$934	$(3,360)
Less: reclassification for net gains included in interest expense	610	50
Net change	$1,544	$(3,310)
Foreign currency translation adjustments, net	(225)	(583)
Other comprehensive income (loss)	$1,319	$(3,893)
Comprehensive loss	$(64,004)	$(76,431)
Non-controlling interests in comprehensive (loss) income	(872)	7,168
Comprehensive loss attributable to Granite Construction Incorporated	$(64,876)	$(69,263)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited - in thousands, except share data)

	Outstanding Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Granite Shareholders’ Equity	Non-controlling Interests	Total Equity
Balances at December 31, 2020	45,668,541	$457	$555,407	$(5,035)	$424,835	$975,664	$15,946	$991,610
Net (loss) income	—	—	—	—	(66,195)	(66,195)	872	(65,323)
Other comprehensive income	—	—	—	1,319	—	1,319	—	1,319
Purchases of common stock (1)	(57,618)	(1)	(2,298)	—	—	(2,299)	—	(2,299)
Restricted stock units (“RSUs”) vested	181,575	2	(2)	—	—	—	—	—
Dividends on common stock ($0.13 per share)	—	—	—	—	(5,953)	(5,953)	—	(5,953)
Transactions with non-controlling interests	—	—	—	—	—	—	10,837	10,837
Amortized RSUs and other	(786)	—	1,079	2	(77)	1,004	—	1,004
Balances at March 31, 2021	45,791,712	$458	$554,186	$(3,714)	$352,610	$903,540	$27,655	$931,195

Balances at December 31, 2019	45,503,805	$456	$549,307	$(2,645)	$594,353	$1,141,471	$36,945	$1,178,416
Net loss	—	—	—	—	(65,370)	(65,370)	(7,168)	(72,538)
Other comprehensive loss	—	—	—	(3,893)	—	(3,893)	—	(3,893)
Purchases of common stock (1)	(49,710)	—	(653)	—	—	(653)	—	(653)
RSUs vested	139,055	1	(1)	—	—	—	—	—
Dividends on common stock ($0.13 per share)	—	—	—	—	(5,927)	(5,927)	—	(5,927)
Effect of adopting Topic 326	—	—	—	—	(366)	(366)	—	(366)
Transactions with non-controlling interests	—	—	—	—	—	—	2,280	2,280
Amortized RSUs and other	(858)	—	2,536	—	(51)	2,485	—	2,485
Balances at March 31, 2020	45,592,292	$457	$551,189	$(6,538)	$522,639	$1,067,747	$32,057	$1,099,804
(1) Represents shares purchased in connection with employee tax withholding for RSUs vested under our 2012 Equity Incentive Plan.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - in thousands)

Three Months Ended March 31,	2021	2020
Operating activities
Net loss	$(65,323)	$(72,538)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	24,581	28,447
Amortization related to the 2.75% Convertible Notes	2,314	2,463
Gain on sales of property and equipment, net	(2,554)	(623)
Stock-based compensation	1,065	2,398
Equity in net (income) loss from unconsolidated joint ventures	(418)	11,816
Non-cash impairment charges (see Note 3)	—	24,413
Changes in assets and liabilities:
Accrual for legal settlement (see Note 16)	129,000	—
Insurance receivable for legal settlement (see Note 16)	(63,000)	—
Receivables	123,274	71,040
Contract assets, net	(33,528)	22,997
Inventories	(4,249)	(9,880)
Contributions to unconsolidated construction joint ventures	(22,180)	(13,767)
Distributions from unconsolidated construction joint ventures and affiliates	1,684	2,939
Other assets, net	(22,926)	(12,184)
Accounts payable	(49,399)	(87,979)
Accrued expenses and other current liabilities, net	19,746	10,333
Net cash provided by (used in) operating activities	38,087	(20,125)
Investing activities
(Purchases) maturities of marketable securities	(5,000)	5,000
Proceeds from called marketable securities	—	20,000
Purchases of property and equipment	(18,777)	(21,435)
Proceeds from sales of property and equipment	3,004	3,865
Other investing activities, net	4,470	(1,528)
Net cash (used in) provided by investing activities	(16,303)	5,902
Financing activities
Debt principal repayments	(2,150)	(2,105)
Cash dividends paid	(5,937)	(5,915)
Repurchases of common stock	(2,299)	(653)
Contributions from non-controlling partners	8,361	3,750
Distributions to non-controlling partners	(2,902)	(1,470)
Other financing activities, net	(65)	(7)
Net cash used in financing activities	(4,992)	(6,400)
Net increase (decrease) in cash, cash equivalents and restricted cash	16,792	(20,623)
Cash, cash equivalents and $1,512 and $5,835 in restricted cash at beginning of period	437,648	268,108
Cash, cash equivalents and $1,512 and $4,881 in restricted cash at end of period	$454,440	$247,485
Supplementary Information
Right of use assets obtained in exchange for lease obligations	$603	$4,123
Cash paid for operating lease liabilities	5,457	5,035
Cash paid during the period for:
Interest	$2,544	$2,170
Income taxes	148	812
Non-cash investing and financing activities:
RSUs issued, net of forfeitures	$(133)	$4,726
Dividends declared but not paid	5,953	5,927
Contributions from non-controlling partners	5,379	—
Accrued equipment purchases	2,443	692

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (“we,” “us,” “our,” “the Company” or “Granite”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), are unaudited and should be read in conjunction with our Annual Report on Form 10-K for the year ended  December 31, 2020. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to state fairly our financial position at  March 31, 2021 and 2020 and the results of our operations and cash flows for the periods presented. The  December 31, 2020 condensed consolidated balance sheet data included herein was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.

We prepared the accompanying condensed consolidated financial statements on the same basis as our annual consolidated financial statements. Our operations are typically affected more by weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability. Therefore, the results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year.

Reclassifications: Certain reclassifications of prior period amounts have been made to conform to the current period presentation. The reclassification included $3.8 million during 2020 of contributions from non-controlling partners and $(1.5) million of distributions to non-controlling partners previously included within other financing activities, net on the statements of cash flows. The reclassification had no impact on previously reported consolidated operating income or net income, on the consolidated balance sheets or on the statements of cash flows.

Cash, Cash Equivalents and Restricted Cash: The table below presents changes in cash, cash equivalents and restricted cash on the condensed consolidated statements of cash flows and a reconciliation to the amounts reported in the condensed consolidated balance sheets (in thousands):

Three months ended March 31,	2021	2020
Cash, cash equivalents and restricted cash, beginning of period	$437,648	$268,108
End of the period
Cash and cash equivalents	452,928	242,604
Restricted cash	1,512	4,881
Total cash, cash equivalents and restricted cash, end of period	454,440	247,485
Net increase (decrease) in cash, cash equivalents and restricted cash	$16,792	$(20,623)

2.  Recently Issued Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments resulting in accounting for convertible debt instruments as a single liability measured at its amortized cost. This change will also reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that was bifurcated according to previously existing rules. In addition, the ASU requires the application of the if-converted method for calculating diluted earnings per share and eliminates the treasury stock method. The ASU is effective commencing with our quarter ended March 31, 2022. We are currently evaluating the impact of ASU 2020-06 on our condensed consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance to ease the potential burden in accounting for the effects of the transition away from LIBOR and other reference rates and in January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which provided clarification guidance to ASU 2020-04. These ASUs were effective commencing with our quarter ended March 31, 2020 through December 31, 2022 and we expect to adopt in 2021 or early 2022. We do not expect the adoption of this ASU to have a material impact on our condensed consolidated financial statements as our Credit Agreement uses the secured overnight financing rate as an alternative to LIBOR.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

3.  Impairment Charges and Other Costs

Goodwill

We perform our goodwill impairment tests annually as of  November 1 and more frequently when events and circumstances occur that indicate a possible impairment of goodwill. There were no events or circumstances during the three months ended March 31, 2021 that would indicate a possible goodwill impairment.

We performed an interim goodwill impairment test on the March 31, 2020 balances of our Water and Mineral Services Group Materials and Specialty reporting units due to an adverse change in the business climate for these reporting units, including a modified relationship with a business partner, increased competition and market consolidation during the three months ended March 31, 2020, exasperated by economic disruption and market conditions associated with the COVID-19 pandemic. These factors led to reductions in the revenue and margin growth rates used in our quantitative goodwill tests. The goodwill impairment test resulted in a $14.8 million impairment charge during the three months ended March 31, 2020 associated with our Water and Mineral Services Group Materials reporting unit and no impairment charge associated with our Water and Minerals Services Group Specialty reporting unit as its estimated fair value exceeded its net book value (i.e., headroom) by over 15%. Interim goodwill impairment tests were not performed on our remaining reporting units as there was no indication of a possible goodwill impairment.

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

Investment in Affiliates

Investment in affiliates are evaluated for impairment using the other-than-temporary impairment model, which requires an impairment charge to be recognized if our investment’s carrying amount exceeds its fair value, and the decline in fair value is deemed to be other than temporary. There were no events or changes in circumstances which would cause us to review undiscounted future cash flows during the three months ended March 31, 2021.

During the three months ended March 31, 2020, operating costs increased in certain of our foreign entity investments in affiliates which resulted in price increases and therefore a decrease in demand. The effect of this change in business climate on certain investments’ expected future operating cash flows resulted in other than temporary decline in fair value below the carrying value. Therefore, we recorded a non-cash impairment charge of $9.6 million during the three months ended March 31, 2020 using assumptions classified as Level 3 inputs.

Other Costs

Other costs included on the condensed consolidated statements of operations primarily consisted of $66.0 million in net settlement charges for the three months ended March 31, 2021 as further described in Note 16. Other costs also included $7.3 million and $5.2 million of legal, accounting and investigation fees for the three months ended March 31, 2021 and 2020, respectively, related to the independent investigation undertaken by the Audit/Compliance Committee. The remaining Other costs were related to restructuring in the Heavy Civil operating group and integration expenses related to the Layne Christensen Company (“Layne”) acquisition.

4.  Revisions in Estimates

Our profit recognition related to construction contracts is based on estimates of transaction price and costs to complete each project. These estimates can vary significantly in the normal course of business as projects progress, circumstances develop and evolve, and uncertainties are resolved. Changes in estimates of transaction price and costs to complete may result in the reversal of previously recognized revenue if the current estimate adversely differs from the previous estimate. When we experience significant changes in our estimates, we undergo a process that includes reviewing the nature of the changes to ensure that there are no material amounts that should have been recorded in a prior period rather than as revisions in estimates for the current period. For revisions in estimates, generally we use the cumulative catch-up method for changes to the transaction price that are part of a single performance obligation. Under this method, revisions in estimates are accounted for in their entirety in the period of change. There can be no assurance that we will not experience further changes in circumstances or otherwise be required to revise our estimates in the future. Other than those identified in the 2020 Annual Report on Form 10-K, we did not identify any material amounts that should have been recorded in a prior period for the three months ended  March 31, 2020. In our review of these changes for the three months ended March 31, 2021, we did not identify any material amounts that should have been recorded in a prior period.

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

The projects with decreases from revisions in estimates, which individually had an impact of $5.0 million or more on gross profit, are summarized as follows (dollars in millions except per share data):

Three Months Ended March 31,	2021	2020
Number of projects with downward estimate changes	1	2
Amount/range of reduction in gross profit from each project, net	$5.3	$5.8 - 22.7
Decrease to project profitability	5.3	28.5
Increase to net loss	4.1	21.6
Increase to net loss per diluted share	0.09	0.47

The decrease during the three months ended March 31, 2021 was in our Transportation segment and was due to additional costs from lower productivity than originally anticipated and unfavorable weather. The decreases during the three months ended March 31, 2020 were in our Transportation segment due to additional costs from differing site conditions and construction delays and in our Specialty segment from a dispute on a tunneling project.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

5.  Disaggregation of Revenue

The following tables present our disaggregated revenue (in thousands):

Three months ended March 31,

2021	Transportation	Water	Specialty	Materials	Total
California	$111,370	$10,999	$45,698	$41,956	$210,023
Federal	1,854	130	22,086	—	24,070
Heavy Civil	151,743	7,342	22,014	—	181,099
Midwest	16,955	—	20,332	—	37,287
Northwest	69,107	1,434	25,907	17,405	113,853
Water and Mineral Services	—	79,848	19,637	4,096	103,581
Total	$351,029	$99,753	$155,674	$63,457	$669,913

2020	Transportation	Water	Specialty	Materials	Total
California	$94,932	$5,512	$44,488	$33,267	$178,199
Federal	398	381	26,491	—	27,270
Heavy Civil	167,426	7,102	3,494	—	178,022
Midwest	24,243	—	11,503	—	35,746
Northwest	63,902	1,657	31,613	14,453	111,625
Water and Mineral Services	—	87,005	15,450	2,610	105,065
Total	$350,901	$101,657	$133,039	$50,330	$635,927

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

6.  Unearned Revenue

The following tables present our unearned revenue as of the respective periods (in thousands):

March 31, 2021	Transportation	Water	Specialty	Total
California	$627,002	$27,754	$154,694	$809,450
Federal	10,028	100	122,256	132,384
Heavy Civil	774,123	6,791	193,933	974,847
Midwest	135,655	—	350,063	485,718
Northwest	518,040	1,423	249,690	769,153
Water and Mineral Services	—	154,185	—	154,185
Total	$2,064,848	$190,253	$1,070,636	$3,325,737

December 31, 2020	Transportation	Water	Specialty	Total
California	$618,429	$38,716	$141,786	$798,931
Federal	11,895	227	77,886	90,008
Heavy Civil	913,430	14,605	216,487	1,144,522
Midwest	138,246	—	90,221	228,467
Northwest	487,682	2,462	58,756	548,900
Water and Mineral Services	—	119,124	—	119,124
Total	$2,169,682	$175,134	$585,136	$2,929,952

March 31, 2020	Transportation	Water	Specialty	Total
California	$527,971	$52,136	$94,006	$674,113
Federal	18,152	957	131,569	150,678
Heavy Civil	1,321,443	41,511	240,060	1,603,014
Midwest	208,872	150	140,461	349,483
Northwest	614,653	2,868	61,680	679,201
Water and Mineral Services	—	143,539	—	143,539
Total	$2,691,091	$241,161	$667,776	$3,600,028

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

7.  Contract Assets and Liabilities

As work is performed, revenue is recognized and the corresponding contract liabilities are reduced. We recognized revenue of $146.4 million and $95.8 million during the three months ended March 31, 2021 and 2020, respectively, that was included in the contract liability balances at December 31, 2020 and 2019, respectively.

As a result of changes in contract transaction price from items such as executed or estimated change orders and resolution of contract modifications and claims, we recognized revenue of $72.1 million and $43.9 million during the three months ended March 31, 2021 and 2020, respectively, related to performance obligations that were satisfied or partially satisfied prior to the end of the periods.

As of  March 31, 2021, December 31, 2020 and March 31, 2020, the aggregate claim recovery estimates included in contract asset and liability balances were $42.4 million, $37.7 million and $76.5 million, respectively.

The components of the contract asset balances as of the respective dates were as follows:

(in thousands)	March 31, 2021	December 31, 2020	March 31, 2020
Costs in excess of billings and estimated earnings	$59,055	$39,300	$114,378
Contract retention	126,165	125,639	112,140
Total contract assets	$185,220	$164,939	$226,518

As of  March 31, 2021, December 31, 2020 and March 31, 2020, no contract retention individually exceeded 10% of total net receivables at any of the presented dates. The majority of the contract retention balance is expected to be collected within one year.

The components of the contract liability balances as of the respective dates were as follows:

(in thousands)	March 31, 2021	December 31, 2020	March 31, 2020
Billings in excess of costs and estimated earnings, net of retention	$132,830	$143,623	$127,560
Provisions for losses	27,319	27,698	6,251
Total contract liabilities	$160,149	$171,321	$133,811

8.  Receivables, net

Receivables include billed and unbilled amounts for services provided to clients for which we have an unconditional right to payment as of the end of the applicable period and do not bear interest. The following table presents major categories of receivables:

(in thousands)	March 31, 2021	December 31, 2020	March 31, 2020
Contracts completed and in progress:
Billed	$190,775	$293,376	$250,683
Unbilled	136,565	148,159	141,514
Total contracts completed and in progress	327,340	441,535	392,197
Material sales	38,407	49,991	34,268
Other	111,904	52,736	52,645
Total gross receivables	477,651	544,262	479,110
Less: allowance for credit losses	2,491	3,450	1,392
Total net receivables	$475,160	$540,812	$477,718

Included in other receivables at  March 31, 2021, December 31, 2020 and March 31, 2020, were items such as estimated recovery from back charge claims, notes receivable, insurance receivable, fuel tax refunds and income tax refunds. Other than the $63.0 million insurance receivable related to the settlement discussed in Note 16, no other receivables individually exceeded 10% of total net receivables at any of these dates.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

9.  Fair Value Measurement

The following tables summarize significant assets and liabilities measured at fair value in the condensed consolidated balance sheets on a recurring basis for each of the fair value levels (in thousands):

	Fair Value Measurement at Reporting Date Using
March 31, 2021	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$42,488	$—	$—	$42,488
Other current assets
Commodity swap	—	1,106	—	1,106
Other noncurrent assets
Restricted cash	1,512	—	—	1,512
Total assets	$44,000	$1,106	$—	$45,106
Accrued and other current liabilities
Interest rate swap	$—	$6,535	$—	$6,535
Total liabilities	$—	$6,535	$—	$6,535

December 31, 2020
Cash equivalents
Money market funds	$70,483	$—	$—	$70,483
Other noncurrent assets
Restricted cash	1,512	—	—	1,512
Total assets	$71,995	$—	$—	$71,995
Accrued and other current liabilities
Interest rate swap	$—	$7,606	$—	$7,606
Total liabilities	$—	$7,606	$—	$7,606

March 31, 2020
Cash equivalents
Money market funds	$58,693	$—	$—	$58,693
Other noncurrent assets
Restricted cash	4,881	—	—	4,881
Total assets	$63,574	$—	$—	$63,574
Accrued and other current liabilities
Interest rate swap	$—	$8,890	$—	$8,890
Total liabilities	$—	$8,890	$—	$8,890

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Interest Rate Swaps

In connection with the Third Amended and Restated Credit Agreement we entered into two interest rate swaps designated as cash flow hedges with an effective date of May 2018. The two cash flow hedges had a combined initial notional amount of $150.0 million and mature in May 2023. The interest rate swaps are designed to convert the interest rate on the term loan from a variable interest rate of LIBOR plus an applicable margin to a fixed rate of 2.76% plus the same applicable margin. The interest rate swap is measured at fair value on the consolidated balance sheets using the income approach, which discounts the future net cash settlements expected under the derivative contracts to a present value. These valuations primarily utilize indirectly observable inputs, including contractual terms, interest rates and yield curves observable at commonly quoted intervals.

Commodity Swap

Granite entered into two commodity swaps for crude oil in January and  March 2021 covering the period from March 2021 to  October 2021 and one in  November 2020 covering the period from  March 2021 to  September 2021 with initial notional amounts of $3.1 million, $3.5 million and $2.6 million, respectively. During the three months ended March 31, 2021, the total commodity swap gain was $1.0 million.

Other Assets and Liabilities

The carrying values and estimated fair values of financial instruments that are not required to be recorded at fair value in the condensed consolidated balance sheets were as follows:

		March 31, 2021		December 31, 2020		March 31, 2020
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Held-to-maturity marketable securities (1)	Level 1	$11,300	$11,258	$5,200	$5,200	$5,000	$5,006
Liabilities (including current maturities):
2.75% Convertible Notes (2),(3)	Level 2	$202,018	$324,013	$200,303	$248,400	$195,295	$176,094
Credit Agreement - term loan (2)	Level 3	129,375	130,645	131,250	133,030	136,875	137,194
Credit Agreement - revolving credit facility (2)	Level 3	—	—	—	—	25,000	25,061

(1) All marketable securities were classified as held-to-maturity and consisted of U.S. Government and agency obligations as of March 31, 2021, December 31, 2020 and March 31, 2020.

(2) The fair value of the 2.75% Convertible Notes is based on the median price of the notes in an active market as of March 31, 2021, December 31, 2020 and March 31, 2020. The fair value of the Credit Agreement is based on borrowing rates available to us for long-term loans with similar terms, average maturities, and credit risk. See Note 13 for more information about the Credit Agreement and 2.75% Convertible Notes.

(3) Excluded from the carrying value is debt discount of $28.0 million, $29.7 million and $34.7 million as of March 31, 2021, December 31, 2020 and March 31, 2020, respectively, related to the 2.75% Convertible Notes (see Note 13).

During the three months ended March 31, 2021, we did not record any fair value adjustments related to nonfinancial assets and liabilities measured at fair value on a nonrecurring basis. As disclosed in Note 3, we recorded fair value adjustments related to nonfinancial assets measured at fair value on a nonrecurring basis during the three months ended March 31, 2020.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

10.  Construction Joint Ventures

We participate in various construction joint ventures. We have determined that certain of these joint ventures are consolidated because they are variable interest entities (“VIEs”) and we are the primary beneficiary. We continually evaluate whether there are changes in the status of the VIEs or changes to the primary beneficiary designation of the VIE. Based on our assessments during the three months ended March 31, 2021, we determined no change was required for existing joint ventures.

Due to the joint and several nature of the performance obligations under the related owner contracts, if any of the partners fail to perform, we and the remaining partners, if any, would be responsible for performance of the outstanding work (i.e., we provide a performance guarantee). At  March 31, 2021, there was approximately $1.3 billion of construction revenue to be recognized on unconsolidated and line item construction joint venture contracts of which $0.5 billion represented our share and the remaining $0.8 billion represented our partners’ share. We are not able to estimate amounts that may be required beyond the remaining cost of the work to be performed. These costs could be offset by billings to the customer or by proceeds from our partners’ corporate and/or other guarantees.

Consolidated Construction Joint Ventures (“CCJVs”)

At  March 31, 2021, we were engaged in nine active CCJV projects with total contract values ranging from $2.2 million to $437.4 million and a combined total of $1.8 billion of which our share was $1.0 billion. Our share of revenue remaining to be recognized on these CCJVs was $414.1 million and ranged from $1.2 million to $137.7 million. Our proportionate share of the equity in these joint ventures was between 50.0% and 70.0%. During the three months ended March 31, 2021 and 2020, total revenue from CCJVs was $82.6 million and $54.7 million, respectively. During the three months ended March 31, 2021 and 2020, CCJVs provided $13.8 million and $17.1 million of operating cash flows, respectively.

Unconsolidated Construction Joint Ventures

As of  March 31, 2021, we were engaged in ten active unconsolidated joint venture projects with total contract values ranging from $13.4 million to $3.8 billion for a combined total of $11.6 billion of which our share was $3.4 billion. Our proportionate share of the equity in these unconsolidated construction joint ventures ranged from 20.0% to 50.0%. As of  March 31, 2021, our share of the revenue remaining to be recognized on these unconsolidated construction joint ventures was $381.0 million and ranged from $1.3 million to $87.5 million.

The following is summary financial information related to unconsolidated construction joint ventures:

(in thousands)	March 31, 2021	December 31, 2020	March 31, 2020
Assets
Cash, cash equivalents and marketable securities	$161,574	$181,889	$144,472
Other current assets (1)	768,127	767,803	821,399
Noncurrent assets	150,273	164,022	203,520
Less partners’ interest	719,634	751,125	785,876
Granite’s interest (1),(2)	360,340	362,589	383,515
Liabilities
Current liabilities	470,667	482,562	555,380
Less partners’ interest and adjustments (3)	241,250	226,308	289,165
Granite’s interest	229,417	256,254	266,215
Equity in construction joint ventures (4)	$130,923	$106,335	$117,300

(1) Included in this balance and in accrued expenses and other current liabilities on the condensed consolidated balance sheets was $82.3 million as of both  March 31, 2021 and  December 31, 2020 and $81.9 million as of  March 31, 2020, related to performance guarantees.

(2) Included in this balance as of March 31, 2021, December 31, 2020 and March 31, 2020, was $95.4 million, $88.7 million and $117.1 million, respectively, related to Granite’s share of estimated cost recovery of customer affirmative claims. In addition, this balance included $12.9 million, $13.1 million and $18.2 million as of  March 31, 2021,  December 31, 2020 and  March 31, 2020, respectively, related to Granite’s share of estimated recovery of back charge claims.

(3) Partners’ interest and adjustments includes amounts to reconcile total net assets as reported by our partners to Granite’s interest adjusted to reflect our accounting policies and estimates primarily related to contract forecast differences.

(4) Included in this balance and in accrued expenses and other current liabilities on our condensed consolidated balance sheets was $55.6 million, $82.5 million and $73.2 million as of  March 31, 2021,  December 31, 2020 and March 31, 2020, respectively, related to deficits in unconsolidated construction joint ventures, which includes provisions for losses.

	Three Months Ended March 31,
(in thousands)	2021	2020
Revenue
Total	$232,042	$62,030
Less partners’ interest and adjustments (1)	152,320	(21,672)
Granite’s interest	79,722	83,702
Cost of revenue
Total	248,070	228,460
Less partners’ interest and adjustments (1)	168,734	132,743
Granite’s interest	79,336	95,717
Granite’s interest in gross profit (loss)	$386	$(12,015)

(1) Partners’ interest and adjustments includes amounts to reconcile total revenue and total cost of revenue as reported by our partners to Granite’s interest adjusted to reflect our accounting policies and estimates primarily related to contract forecast differences.

During the three months ended March 31, 2021 and 2020, unconsolidated construction joint venture net losses were $(16.0) million and $(166.0) million, respectively, of which our share was net income of $0.4 million and net loss of $(11.8) million, respectively. The differences between our share of the joint venture net income / loss when compared to the joint venture net losses primarily resulted from differences between our estimated total revenue and cost of revenue when compared to that of our partners’ on three and five projects during 2021 and 2020, respectively. The differences are due to timing differences from varying accounting policies and in public company quarterly reporting requirements. These joint venture net loss amounts exclude our corporate overhead required to manage the joint ventures and include taxes only to the extent the applicable states have joint venture level taxes.

Line Item Joint Ventures

As of March 31, 2021, we had four active line item joint venture construction projects with a total contract value of $297.3 million of which our portion was $187.9 million. As of  March 31, 2021, our share of revenue remaining to be recognized on these line item joint ventures was $79.5 million. During the three months ended March 31, 2021 and 2020 our portion of revenue from line item joint ventures was $8.6 million and $12.8 million, respectively.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

11.  Investments in Affiliates

Our investments in affiliates balance consists of equity method investments in the following types of entities:

(in thousands)	March 31, 2021	December 31, 2020	March 31, 2020
Foreign	$47,399	$47,650	$45,598
Real estate	13,105	12,777	16,651
Asphalt terminal	14,655	14,860	11,000
Total investments in affiliates	$75,159	$75,287	$73,249

The following table provides summarized balance sheet information for our affiliates accounted for under the equity method on a combined basis:

(in thousands)	March 31, 2021	December 31, 2020	March 31, 2020
Current assets	$136,672	$133,882	$112,426
Noncurrent assets	161,416	164,620	163,452
Total assets	298,088	298,502	275,878
Current liabilities	55,971	52,583	45,617
Long-term liabilities (1)	59,718	66,108	57,182
Total liabilities	115,689	118,691	102,799
Net assets	182,399	179,811	173,079
Granite’s share of net assets	$75,159	$75,287	$73,249

(1) The balance primarily related to local bank debt for equipment purchases and working capital in our foreign affiliates and debt associated with our real estate investments.

Of the $298.1 million of total affiliate assets as of March 31, 2021, we had investments in thirteen foreign entities with total assets ranging from $0.1 million to $77.9 million, two real estate entities with total assets between $24.5 million and $44.7 million and the asphalt terminal entity had total assets of $33.1 million. We have direct and indirect investments in the foreign entities and our percent ownership ranged from 25% to 50% as of March 31, 2021. During the three months ended  March 31, 2020, we recorded a $9.6 million impairment charge related to our investment in foreign affiliates. See Note 3 for further discussion of the impairment charge. As of  March 31, 2021 and  December 31, 2020, all of the investments in real estate affiliates were in residential real estate in Texas. As of  March 31, 2020, $13.3 million of the investments in real estate affiliates was in residential real estate in Texas and the remaining balance was in commercial real estate in Texas. Our percent ownership in the real estate entities was between 10% and 25% as of  March 31, 2021.

12.  Property and Equipment, net

Balances of major classes of assets and total accumulated depreciation and depletion are included in property and equipment, net in the condensed consolidated balance sheets and were as follows:

(in thousands)	March 31, 2021	December 31, 2020	March 31, 2020
Equipment and vehicles	$967,636	$950,416	$942,116
Quarry property	202,620	206,073	188,380
Land and land improvements	134,837	135,639	134,147
Buildings and leasehold improvements	125,944	124,578	124,784
Office furniture and equipment	75,208	73,512	68,327
Property and equipment	1,506,245	1,490,218	1,457,754
Less: accumulated depreciation and depletion	978,072	963,202	922,796
Property and equipment, net	$528,173	$527,016	$534,958

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

13.  Long-Term Debt and Credit Arrangements

(in thousands)	March 31, 2021	December 31, 2020	March 31, 2020
2.75% Convertible Notes	$202,018	$200,303	$195,295
Credit Agreement - term loan	129,375	131,250	136,875
Credit Agreement - revolving credit facility	—	—	25,000
Debt issuance costs and other	8,954	7,247	6,994
Total debt	340,347	338,800	364,164
Less current maturities	8,700	8,278	8,253
Total long-term debt	$331,647	$330,522	$355,911

As of each  March 31, 2021, December 31, 2020 and March 31, 2020, $7.5 million of the term loan portion of the Third Amended and Restated Credit Agreement dated May 31, 2018 (as subsequently amended, the “Credit Agreement”) balance was included in current maturities of long-term debt on the condensed consolidated balance sheets and the remaining $121.9 million, $123.8 million and $129.4 million, respectively, was included in long-term debt.

As of  March 31, 2021, the total unused availability under the Credit Agreement was $226.6 million resulting from $48.4 million in issued and outstanding letters of credit and no amount was drawn under the revolving credit facility. The letters of credit had expiration dates between June 2021 and  December 2024.

The applicable margin was 3.00% for loans under the Credit Agreement bearing interest based on LIBOR and 2.00% for loans bearing interest at the base rate at  March 31, 2021. Accordingly, the effective interest rate at  March 31, 2021, using three-month LIBOR and the base rate was 2.38% and 3.88%, respectively, and we elected to use LIBOR for the term loan.

As of March 31, 2021, the Consolidated Leverage Ratio (as defined in the Credit Agreement) was 1.94, which did not exceed the maximum of 3.00 and the Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) was 6.79, which exceeded the minimum of 4.00.

As of March 31, 2021,  December 31, 2020 and March 31, 2020 the carrying amount of the liability component of the 2.75% convertible senior notes due 2024 (the “2.75% Convertible Notes”) was $202.0 million, $200.3 million and $195.3 million, respectively. As of March 31, 2021, December 31, 2020 and March 31, 2020, the unamortized debt discount was $28.0 million, $29.7 million and $34.7 million, respectively.

During the three months ended March 31, 2021 and 2020, we recorded $1.7 million and $1.6 million, respectively, of amortization related to the debt discount on the 2.75% Convertible Notes to interest expense in our condensed consolidated statements of operations and $0.6 million and $0.9 million, respectively, of amortization related to debt issuance costs and fees to other expense in our condensed consolidated statements of operations. These amounts were presented as amortization related to the 2.75% Convertible Notes on our condensed consolidated statements of cash flows.

14.  Weighted Average Shares Outstanding and Net Loss Per Share

The following table presents a reconciliation of the weighted average shares outstanding used in calculating basic and diluted net loss per share as well as the calculation of basic and diluted net loss per share:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2021	2020
Numerator (basic and diluted)
Net loss allocated to common shareholders for basic calculation	$(66,195)	$(65,370)
Denominator
Weighted average common shares outstanding, basic	45,697	45,520
Dilutive effect of RSUs and 2.75% Convertible Notes (1),(2)	—	—
Weighted average common shares outstanding, diluted	45,697	45,520
Net loss per share, basic	$(1.45)	$(1.44)
Net loss per share, diluted	$(1.45)	$(1.44)

(1) Due to the net losses for the three months ended March 31, 2021 and 2020, RSUs representing approximately 554,000 and 443,000 shares, respectively, have been excluded from the number of shares used in calculating diluted net loss per share, as their inclusion would be antidilutive.

(2) Although the average price of our common stock for the period was greater than $31.47 per share, due to the net loss for the three months ended March 31, 2021, approximately 498,000 shares from the 2.75% Convertible Notes converting into shares of common stock have been excluded from the number of shares used in calculating diluted net loss per share as their inclusion would be antidilutive. The number of shares used in calculating diluted net loss per share for the three months ended March 31, 2020 excluded the potential dilution from the 2.75% Convertible Notes converting into shares of common stock due to the net loss for the period and as the average price of our common stock was below $31.47 per share since the issuance date of the 2.75% Convertible Notes.

15.  Income Taxes

The following table presents the benefit from income taxes for the respective periods:

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Benefit from income taxes	$(22,455)	$(14,710)
Effective tax rate	25.6%	16.9%

Our effective tax rate for the three months ended March 31, 2021 increased to 25.6% from 16.9%, when compared to the same period in 2020. This change was primarily due to the goodwill and investment in affiliates impairments which are discrete to the first quarter of 2020 and resulted in no discrete tax benefit. See Note 3 for discussion of the impairment charges. The $66.0 million in settlement charges are discrete to the first quarter of 2021 which resulted in a discrete tax benefit of $17.0 million, see Note 16 for discussion of the settlement.

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

Liabilities relating to legal proceedings and government inquiries, to the extent that we have concluded such liabilities are probable and the amounts of such liabilities are reasonably estimable, are recorded in the consolidated balance sheets. The aggregate liabilities recorded as of March 31, 2021 were $66.0 million and as of March 31, 2020 were immaterial. The aggregate range of possible loss related to (i) matters considered reasonably possible, and (ii) reasonably possible amounts in excess of accrued losses recorded for probable loss contingencies, including those related to liquidated damages, could have a material impact on our consolidated financial statements if they become probable and the reasonably estimable amount is determined.

On  August 13, 2019, a securities class action was filed in the United States District Court for the Northern District of California against the Company, James H. Roberts, our former President and Chief Executive Officer, and Jigisha Desai, our former Senior Vice President and Chief Financial Officer and current Executive Vice President and Chief Strategy Officer. An amended complaint was filed on February 20, 2020 that, among other things, added Laurel Krzeminski, our former Chief Financial Officer, as a defendant. The amended complaint is brought on behalf of an alleged class of persons or entities that acquired our common stock between  April 30, 2018 and  October 24, 2019, and alleges claims arising under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. After the filing of the amended complaint, this case was re-titled Police Retirement System of St. Louis v. Granite Construction Incorporated, et. al. The amended complaint seeks damages based on allegations that the defendants made false and/or misleading statements and failed to disclose material adverse facts in the Company’s SEC filings about its business, operations and prospects. On May 20, 2020, the court denied, in part, the defendants’ motion to dismiss the amended complaint. On January 21, 2021, the court granted Plaintiff’s motion for class certification.

On October 23, 2019, a putative class action lawsuit, titled Nasseri v. Granite Construction Incorporated, et. al., was filed in the Superior Court of California, County of Santa Cruz against the Company, James H. Roberts, our former President and Chief Executive Officer, Laurel Krzeminski, our former Chief Financial Officer, and the then-serving Board of Directors on behalf of persons who acquired shares of Company common stock in the Company’s June 2018 merger with Layne. The complaint asserts causes of action under the Securities Act of 1933 and alleges that the registration statement and prospectus were negligently prepared and included materially false and misleading statements and failed to disclose facts required to be disclosed. On August 10, 2020, the court sustained our demurrer dismissing the complaint with leave to amend. On September 16, 2020, the plaintiff filed an amended complaint. We have filed a demurrer seeking to dismiss the amended complaint. On April 9, 2021, the court entered an order overruling our demurrer seeking to dismiss the amended complaint.

On April 29, 2021, we entered into a stipulation of settlement (the “Settlement Agreement”) to settle Police Retirement System of St. Louis v. Granite Construction Incorporated, et al.  The Settlement Agreement also settles claims alleged in Nasseri v. Granite Construction Incorporated, et al. The settlement is subject to court approval.

Under the Settlement Agreement, the Company will pay or cause to be paid a total of $129 million in cash, $63 million of which it expects to be paid through insurance proceeds.  The payment will be paid to a settlement fund that will be used to pay all settlement fees and expenses, attorneys’ fees and expenses, and cash payments to members of the settlement class. The settlement class has agreed to release us, the other defendants named in the lawsuits and certain of their respective related parties from any and all claims, rights, causes of action, liabilities, actions, suits, damages or demands of any kind whatsoever, that relate in any way to the purchase, acquisition, holding, sale or disposition of our common stock during the period between February 17, 2017 and October 24, 2019 that arose out of or are based upon or related to the facts alleged or the claims or allegations set forth in Police Retirement System of St. Louis v. Granite Construction Incorporated, et al. or relate in any way to any alleged violation of the Securities Act of 1933, the Securities Exchange Act of 1934, or any other state, federal or foreign jurisdiction’s securities or other laws, any alleged misstatement, omission or disclosure (including in financial statements) or other alleged securities-related wrongdoing or misconduct, including all claims alleged in Nasseri v. Granite Construction Incorporated, et al. The Settlement Agreement contains no admission of liability, wrongdoing or responsibility by any of the parties.

On April 30, 2021, the class representative filed a motion for preliminary approval of the settlement. If the court preliminarily approves the settlement, members of the settlement class will be provided notice of, and an opportunity to object to, the settlement at a fairness hearing to be held by the court to determine whether the settlement should be finally approved and whether the proposed order and final judgment should be entered. If the court approves the settlement, including the payment and release described above, and enters such order and final judgment, and such judgment is no longer subject to further appeal or other review, the settlement fund will be disbursed in accordance with a plan of allocation approved by the court and the release will be effective to all members of the settlement class.

As a result of entering into the Settlement Agreement, we recorded a pre-tax charge of approximately $66 million in the quarter ended March 31, 2021.

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

As of March 31, 2021, other than the $66 million charge described above, we did not record any liability related to the above matters because we concluded such liabilities were not probable and the amounts of such liabilities are not reasonably estimable.

In connection with our disclosure of the Audit/Compliance Committee’s independent investigation of prior-period reporting for the Heavy Civil operating group and the extent to which those matters affected the effectiveness of the Company’s internal control over financial reporting (the “Investigation”), we voluntarily contacted the San Francisco office of the SEC Division of Enforcement regarding the Investigation. The SEC has issued us subpoenas for documents in connection with the accounting issues identified in the Investigation. We have produced documents to the SEC and will continue to cooperate with the SEC in its investigation.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

17.  Business Segment Information

Summarized segment information is as follows (in thousands):

Three months ended March 31,

	Transportation	Water	Specialty	Materials	Total
2021
Total revenue from reportable segments	$351,029	$99,753	$155,674	$79,149	$685,605
Elimination of intersegment revenue	—	—	—	(15,692)	(15,692)
Revenue from external customers	351,029	99,753	155,674	63,457	669,913
Gross profit	35,866	8,566	17,325	1,561	63,318
Depreciation, depletion and amortization	4,512	7,280	4,577	5,634	22,003
Segment assets	297,663	130,185	106,534	362,354	896,736

2020
Total revenue from reportable segments	$350,901	$101,657	$133,039	$64,652	$650,249
Elimination of intersegment revenue	—	—	—	(14,322)	(14,322)
Revenue from external customers	350,901	101,657	133,039	50,330	635,927
Gross profit (loss)	25,369	9,347	(10,719)	(198)	23,799
Depreciation, depletion and amortization	5,026	9,564	6,383	4,973	25,946
Segment assets	304,376	275,447	128,471	366,559	1,074,853

A reconciliation of segment gross profit to consolidated loss before benefit from income taxes is as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Total gross profit from reportable segments	$63,318	$23,799
Selling, general and administrative expenses	75,728	73,216
Non-cash impairment charges (see Note 3)	—	24,413
Gain on sales of property and equipment	(2,554)	(623)
Other costs (see Note 3)	75,835	5,165
Total other expense	2,087	8,876
Loss before benefit from income taxes	$(87,778)	$(87,248)

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

Overview

We are one of the largest diversified infrastructure companies in the United States, engaged in infrastructure projects including the construction of streets, roads, highways, mass transit facilities, airport infrastructure, bridges, trenchless and underground utilities, power-related facilities, water-related facilities, well drilling, utilities, tunnels, dams and other infrastructure-related projects, site preparation, mining services, and infrastructure services for residential development, energy development, commercial and industrial sites, and other facilities, as well as construction management professional services. We have four reportable business segments: Transportation, Water, Specialty and Materials (see Note 17 of “Notes to the Condensed Consolidated Financial Statements”). In addition to business segments, we review our business by operating groups. Our operating groups are California, Federal, Heavy Civil, Northwest, Midwest and Water and Mineral Services.

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

Current Economic Environment and Outlook

While the COVID-19 pandemic continues to have a significant impact around the country and the world, there are clear signs of a gradual return to normalcy led by the prevalence and aggressive campaign to administer vaccines. Granite’s approach to the pandemic is led by prioritizing the safety, health and hygiene of our employees, customers, suppliers and others with whom we partner in our business activities. Work on most of our projects continued through the pandemic as the Company performs services that are categorized under one or more of the “Essential Critical Infrastructure Sectors,” as defined by federal and state law. However, certain operations have been impacted by local COVID-19 work restrictions and travel bans, and we have experienced temporary suspensions or reduced project activities as a result of COVID-19 contributing in some cases to employee and subcontractor absences. This type of disruption has been most impactful to our Water and Mineral Services operating group. While the outlook improves with more of the population being vaccinated, we continue to see some impacts of the pandemic in our operations including the Water and Mineral Services operating group.

Our consolidated balance sheet and liquidity continue to be strong through the first quarter of 2021 and we expect it to continue to remain strong after the securities litigation settlement in April 2021, which remains subject to court approval (see Note 16 of “Notes to the Condensed Consolidated Financial Statements”). We continue to focus on working capital management and reinvestment in our businesses.

Funding for our public work projects, which is around 75% of our portfolio, is dependent on federal, state, regional and local revenues. At the federal level, Congress on September 30, 2020 approved the one-year extension of the Fixing America’s Surface Transportation (“FAST”) Act with flat funding levels as well as a $13.6 billion infusion to the Highway Trust Fund from the general fund, providing state and local governments the visibility needed to plan for 2021 construction programs. In late December 2020, Congress approved a $10 billion relief spending bill for state departments of transportation as part of the Coronavirus Response and Relief Act to help offset pandemic-induced revenue declines. Based on estimates provided by The Federal Highway Administration, over $1.5 billion of the relief fund is apportioned to Granite Construction’s vertically-integrated states. Furthermore, in March 2021, Congress approved the American Rescue Plan Act of 2021 which included $360 billion in Coronavirus State and Local Fiscal Recovery Funds to assist governments efforts to mitigate fiscal effects on state and local budgets. Within the Coronavirus State and Local Fiscal Recovery Funds, $10 billion is earmarked for infrastructure, with much of it anticipated to go towards clean energy and non-surface transportation projects.

In late March 2021, the Biden Administration unveiled the American Jobs Plan which includes significant funding proposals for roads, bridges, airports, ports and inland waterway infrastructures. We remain optimistic that Congress and the Administration will jointly move forward in 2021 to pass a long-term solution that addresses infrastructure investment, which we believe will meaningfully improve the programming visibility for state and local governments, starting with the 2022 construction season. At state, regional and local levels, voter-approved state and local transportation measures continue to support infrastructure spending. In the November 2020 elections, voters in 18 states approved 94% of state and local ballot initiatives that will provide an additional $14 billion in one-time and recurring revenue for transportation improvements. In California, our top revenue-generating state, a significant part of the state infrastructure spend is funded through Senate Bill 1 (SB-1), the Road Repair and Accountability Act of 2017, which is a 10-year, $54.2 billion program. Revenue collected through SB-1 is on track to increase over the next 5 years. While we are encouraged by these funding supports, some of our core states are nevertheless experiencing financial headwinds from the pandemic, which may negatively impact transportation infrastructure spending during the first nine months of 2021. We closely monitor these funding trends and manage our pursuit pipeline accordingly.

While funding uncertainties caused by the COVID-19 pandemic disrupted the normal cadence of project bids in our water-related construction, water resources and wastewater rehabilitation businesses, market demand and local funding opportunities remain resilient. Across the Water segment’s end markets, states and municipal water authorities are weighing options for overdue water and wastewater infrastructure investment. For our wastewater rehabilitation business, this includes potential awards for infrastructure improvements mandated through consent decrees. At the federal level, Congress approved the Water Resources Development Act of 2020 and authorized spending $9.9 billion for 46 new flood control, harbor, ecosystem and lock and dam projects on waterways across the nation. This legislation unlocked the roughly $10 billion balance in the Harbor Maintenance Trust Fund including allowing access to $500 million in appropriations to the Army Corps of Engineers. Furthermore, state and local governments have the discretion to make necessary investments in water and sewer infrastructure using the non-earmarked portion of the Coronavirus State and Local Fiscal Recovery Funds approved in March 2021. The American Jobs Plan proposed by the Administration in March also included funding proposals for water and wastewater infrastructure improvements.

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

The following table presents a financial summary for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in thousands)	2021	2020
Total revenue	$669,913	$635,927
Gross profit	63,318	23,799
Selling, general and administrative expenses	75,728	73,216
Non-cash impairment charges (see Note 3 of “Notes to the Condensed Consolidated Financial Statements”)	—	24,413
Other costs (see Note 3 of “Notes to the Condensed Consolidated Financial Statements”)	75,835	5,165
Operating loss	(85,691)	(78,372)
Total other expense	2,087	8,876
Amount attributable to non-controlling interests	(872)	7,168
Net loss attributable to Granite Construction Incorporated	(66,195)	(65,370)

Revenue

Total Revenue by Segment

	Three Months Ended March 31,
(dollars in thousands)	2021		2020
Transportation	$351,029	52.4%	$350,901	55.2%
Water	99,753	14.9	101,657	16.0
Specialty	155,674	23.2	133,039	20.9
Materials	63,457	9.5	50,330	7.9
Total	$669,913	100.0%	$635,927	100.0%

Transportation Revenue

	Three Months Ended March 31,
(dollars in thousands)	2021		2020
California	$111,370	31.7%	$94,932	27.1%
Federal	1,854	0.5	398	0.1
Heavy Civil	151,743	43.3	167,426	47.7
Midwest	16,955	4.8	24,243	6.9
Northwest	69,107	19.7	63,902	18.2
Total	$351,029	100.0%	$350,901	100.0%

Transportation revenue for the three months ended March 31, 2021 was relatively flat when compared to 2020. Increases in the California operating group from beginning the year with higher contract backlog were partially offset by decreases in the Heavy Civil operating group from projects winding down. During the three months ended March 31, 2021 and 2020, the majority of revenue earned in the Transportation segment was from the public sector.

Table of Content

Water Revenue

	Three Months Ended March 31,
(dollars in thousands)	2021		2020
California	$10,999	11.1%	$5,512	5.4%
Federal	130	0.1	381	0.4
Heavy Civil	7,342	7.4	7,102	7.0
Northwest	1,434	1.4	1,657	1.6
Water and Mineral Services	79,848	80.0	87,005	85.6
Total	$99,753	100.0%	$101,657	100.0%

Water revenue for the three months ended March 31, 2021 decreased by $1.9 million, or 1.9%, when compared to 2020 as the Water and Mineral Services operating group continued to recover from delays caused by the COVID-19 pandemic. This decrease was partially offset by an increase in the California operating group which began the year with higher contract backlog. During the three months ended March 31, 2021 and 2020, the majority of revenue earned in the Water segment was from the public sector.

Specialty Revenue

	Three Months Ended March 31,
(dollars in thousands)	2021		2020
California	$45,698	29.4%	$44,488	33.5%
Federal	22,086	14.2	26,491	19.9
Heavy Civil	22,014	14.1	3,494	2.6
Midwest	20,332	13.1	11,503	8.6
Northwest	25,907	16.6	31,613	23.8
Water and Mineral Services	19,637	12.6	15,450	11.6
Total	$155,674	100.0%	$133,039	100.0%

Specialty revenue for the three months ended March 31, 2021 increased by $22.6 million, or 17.0%, when compared to 2020 primarily due to increases in the Heavy Civil operating group from a decreased negative impact from revisions in estimates compared to 2020 and in the Midwest operating group from new awards in 2021. During the three months ended March 31, 2021 and 2020, revenue earned in the Specialty segment was from both the public and private sectors.

Materials Revenue

	Three Months Ended March 31,
(dollars in thousands)	2021		2020
California	$41,956	66.1%	$33,267	66.1%
Northwest	17,405	27.4	14,453	28.7
Water and Mineral Services	4,096	6.5	2,610	5.2
Total	$63,457	100.0%	$50,330	100.0%

Materials revenue for the three months ended March 31, 2021 increased by $13.1 million, or 26.1%, when compared to 2020 primarily due to an increase in volume as a result of favorable weather.

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

Total Contract Backlog by Segment

(dollars in thousands)	March 31, 2021		December 31, 2020		March 31, 2020
Transportation	$2,072,215	59.7%	$2,218,806	67.1%	$2,700,336	74.2%
Water	316,030	9.1	311,741	9.4	241,161	6.6
Specialty	1,083,971	31.2	776,888	23.5	700,588	19.2
Total	$3,472,216	100.0%	$3,307,435	100.0%	$3,642,085	100.0%

Transportation Contract Backlog

(dollars in thousands)	March 31, 2021		December 31, 2020		March 31, 2020
Unearned revenue	$2,064,848	99.6%	$2,169,682	97.8%	$2,691,091	99.7%
Other awards (1)	7,367	0.4	49,124	2.2	9,245	0.3
Total	$2,072,215	100.0%	$2,218,806	100.0%	$2,700,336	100.0%

(1) Other awards include contract awards to the extent we believe contract execution and funding is probable.

(dollars in thousands)	March 31, 2021		December 31, 2020		March 31, 2020
California	$631,975	30.5%	$665,223	30.0%	$530,657	19.7%
Federal	10,028	0.5	11,895	0.5	18,152	0.7
Heavy Civil	774,123	37.4	913,430	41.2	1,321,442	48.9
Midwest	135,655	6.5	138,246	6.2	208,872	7.7
Northwest	520,434	25.1	490,012	22.1	621,213	23.0
Total	$2,072,215	100.0%	$2,218,806	100.0%	$2,700,336	100.0%

Transportation contract backlog of $2.1 billion at March 31, 2021 was $146.6 million, or 6.6%, lower than at December 31, 2020 primarily due to progress on existing projects in all operating groups, partially offset by new awards. Significant new awards during the three months ended March 31, 2021 included a $20 million four-lane widening project in California and a $48 million construction manager/general contractor bridge contract also in California.

Non-controlling partners’ share of Transportation contract backlog as of March 31, 2021, December 31, 2020 and March 31, 2020 was $248.4 million, $259.0 million and $295.4 million, respectively. Four contracts in our Transportation segment had total forecasted losses with remaining revenue of $364.2 million, or 17.6%, of Transportation contract backlog at March 31, 2021.

Water Contract Backlog

(dollars in thousands)	March 31, 2021		December 31, 2020		March 31, 2020
Unearned revenue	$190,253	60.2%	$175,134	56.2%	$241,161	100.0%
Other awards (1)	125,777	39.8	136,607	43.8	—	—
Total	$316,030	100.0%	$311,741	100.0%	$241,161	100.0%

(1) Other awards include contract awards to the extent we believe contract execution and funding is probable.

(dollars in thousands)	March 31, 2021		December 31, 2020		March 31, 2020
California	$27,754	8.8%	$38,716	12.4%	$52,136	21.6%
Federal	100	—	227	0.1	957	0.4
Heavy Civil	6,791	2.1	14,605	4.7	41,511	17.2
Midwest	—	—	—	—	150	0.1
Northwest	1,423	0.5	2,462	0.8	2,868	1.2
Water and Mineral Services	279,962	88.6	255,731	82.0	143,539	59.5
Total	$316,030	100.0%	$311,741	100.0%	$241,161	100.0%

Water contract backlog of $316.0 million as of March 31, 2021 was $4.3 million, or 1.4%, higher than at December 31, 2020 primarily due to an increase in the Water and Mineral Services operating group from new awards partially offset by decreases from progress on existing projects.

Specialty Contract Backlog

(dollars in thousands)	March 31, 2021		December 31, 2020		March 31, 2020
Unearned revenue	$1,070,636	98.8%	$585,136	75.3%	$667,776	95.3%
Other awards (1)	13,335	1.2	191,752	24.7	32,812	4.7
Total	$1,083,971	100.0%	$776,888	100.0%	$700,588	100.0%

(1) Other awards include contract awards to the extent we believe contract execution and funding is probable.

(dollars in thousands)	March 31, 2021		December 31, 2020		March 31, 2020
California	$165,471	15.2%	$148,935	19.1%	$109,016	15.6%
Federal	122,256	11.3	77,886	10.0	139,480	19.9
Heavy Civil	193,933	17.9	216,487	27.9	240,059	34.2
Midwest	350,063	32.3	90,221	11.7	142,680	20.4
Northwest	252,248	23.3	243,359	31.3	69,353	9.9
Total	$1,083,971	100.0%	$776,888	100.0%	$700,588	100.0%

Specialty contract backlog of $1.1 billion as of March 31, 2021 was $307.1 million, or 39.5%, higher than at December 31, 2020 due to an improved success rate on bidding activity in all operating groups other than Heavy Civil which had a decrease due to progress on existing projects. Significant new awards during the three months ended March 31, 2021 included a $267 million tunnel project in Ohio, a $42 million air force base improvement project in Guam and an $18 million rail yard construction project in California.

Non-controlling partners’ share of Specialty contract backlog as of March 31, 2021, December 31, 2020 and March 31, 2020 was $72.9 million, $51.6 million and $84.3 million, respectively.

Gross Profit

The following table presents gross profit (loss) by business segment for the respective periods:

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Transportation	$35,866	$25,369
Percent of segment revenue	10.2%	7.2%
Water	8,566	9,347
Percent of segment revenue	8.6	9.2
Specialty	17,325	(10,719)
Percent of segment revenue	11.1	(8.1)
Materials	1,561	(198)
Percent of segment revenue	2.5	(0.4)
Total gross profit	$63,318	$23,799
Percent of total revenue	9.5%	3.7%

Transportation gross profit for the three months ended March 31, 2021 increased by $10.5 million, or 41.4%, when compared to 2020 primarily due to a decrease in the negative net impact from revisions in estimates in our Heavy Civil operating group (see Note 4 of “Notes to the Condensed Consolidated Financial Statements”).

Water gross profit for the three months ended March 31, 2021 decreased by $0.8 million, or 8.4%, when compared to 2020 primarily due to a decrease in volume as well as a temporary increase in raw material costs related to our trenchless rehabilitation business.

Specialty gross profit for the three months ended March 31, 2021 increased by $28.0 million, or over 100%, when compared to 2020 primarily from a decrease in the negative net impact from revisions in estimates (see Note 4 of “Notes to the Condensed Consolidated Financial Statements”).

Materials gross profit for the three months ended March 31, 2021 increased by $1.8 million, or over 100%, when compared to 2020 due to an increase in volume from favorable weather during 2021 resulting in favorable fixed cost absorption.

Selling, General and Administrative Expenses

The following table presents the components of selling, general and administrative expenses for the respective periods:

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Selling
Salaries and related expenses	$17,716	$16,566
Restricted stock unit amortization	679	432
Other selling expenses	1,543	4,710
Total selling	19,938	21,708
General and administrative
Salaries and related expenses	29,380	28,135
Restricted stock unit amortization	1,336	1,419
Other general and administrative expenses	25,074	21,954
Total general and administrative	55,790	51,508
Total selling, general and administrative	$75,728	$73,216
Percent of revenue	11.3%	11.5%

Selling Expenses

Selling expenses include the costs for estimating and bidding including customer reimbursements for portions of our selling/bid submission expenses (i.e. stipends), business development and materials facility permits. Selling expenses can vary depending on the volume of projects in process and the number of employees assigned to estimating and bidding activities. As projects are completed or the volume of work slows down, we temporarily redeploy project employees to bid on new projects, moving their salaries and related costs from cost of revenue to selling expenses. Selling expenses remained relatively unchanged when compared to 2020.

General and Administrative Expenses

General and administrative expenses include costs related to our operational offices that are not allocated to direct contract costs and expenses related to our corporate functions. Other general and administrative expenses include travel and entertainment, outside services, information technology, depreciation, occupancy, training, office supplies, changes in the fair market value of our Non-Qualified Deferred Compensation plan liability and other miscellaneous expenses. Total general and administrative expenses during the three months ended March 31, 2021 increased by $4.3 million, or 8.3%, when compared to 2020 due to an increase in other general and administrative expenses from a change in the fair market value of our Non-Qualified Deferred Compensation plan liability, which is offset in other (income) expense, net.

Income Taxes

The following table presents the benefit from income taxes for the respective periods:

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Benefit from income taxes	$(22,455)	$(14,710)
Effective tax rate	25.6%	16.9%

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

Certain Legal Proceedings

As discussed in Note 16 of “Notes to the Condensed Consolidated Financial Statements,” under certain circumstances the resolution of certain legal proceedings to which we are subject could have direct or indirect consequences that could have a material adverse effect on our financial position, results of operations, cash flows and/or liquidity.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, short-term investments, available borrowing capacity and cash expected to be generated from operations. We may also from time to time access our revolving credit facility, issue and sell equity, debt or hybrid securities or engage in other capital markets transactions. As of March 31, 2021, our cash and cash equivalents consisted of deposits and money market funds held with established national financial institutions and our marketable securities consisted of U.S. Government and agency obligations. Our credit facility consists of a term loan and a revolving credit facility. Of the $275.0 million revolving credit facility capacity, $226.6 million was available for borrowing at March 31, 2021. See Note 13 of “Notes to the Condensed Consolidated Financial Statements” for further discussion regarding our credit facility.

Our principal uses of liquidity are paying the costs and expenses associated with our operations, servicing outstanding indebtedness, making capital expenditures and paying dividends on our capital stock. We may also from time to time prepay or repurchase outstanding indebtedness and acquire assets or businesses that are complementary to our operations. We believe cash and cash equivalents, short-term investments, available borrowing capacity and cash expected to be generated from operations will be sufficient to meet our expected operating requirements, including the payment expected to be made to settle our securities litigation, which remains subject to court approval, as discussed in Note 16 of “Notes to the Condensed Consolidated Financial Statements”, for the next twelve months from the date of this filing. There can be no assurance that sufficient capital will continue to be available in the future or that it will be available on terms acceptable to us.

In evaluating our liquidity position and needs, we consider cash and cash equivalents held by our consolidated construction joint ventures (“CCJVs”). The following table presents our cash, cash equivalents and marketable securities, including amounts from our CCJVs, as of the respective dates:

(in thousands)	March 31, 2021	December 31, 2020	March 31, 2020
Cash and cash equivalents excluding CCJVs	$342,442	$361,317	$140,906
CCJV cash and cash equivalents (1)	110,486	74,819	101,698
Total consolidated cash and cash equivalents	452,928	436,136	242,604
Short-term and long-term marketable securities (2)	11,300	5,200	5,000
Total cash, cash equivalents and marketable securities	$464,228	$441,336	$247,604

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

Granite’s portion of CCJV cash and cash equivalents was $64.2 million, $42.6 million and $58.7 million as of March 31, 2021, December 31, 2020 and March 31, 2020, respectively. Excluded from the table above is Granite’s portion of unconsolidated construction joint venture cash and cash equivalents of $54.1 million, $58.9 million and $44.1 million as of March 31, 2021, December 31, 2020 and March 31, 2020, respectively.

Cash Flows

	Three Months Ended March 31,
(in thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$38,087	$(20,125)
Investing activities	(16,303)	5,902
Financing activities	(4,992)	(6,400)

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

Cash provided by operating activities of $ 38.1 million for the  three months ended March 31, 2021 represents a $ 58.2 million increase when compared to cash used in operating activities in the same period of  2020. The change was primarily due to a $ 38.6 million decrease in cash used in working capital and a $ 9.7 million decrease in net contributions to unconsolidated joint ventures and affiliates partially offset by a $ 36.7 million decrease in cash provided by net loss after adjusting for non-cash items. The decrease in cash used in working capital was primarily due to an increase in cash provided by accounts receivable from an increase in volume and from CCJVs and an increase in cash provided by accounts payable due to timing of payments, partially offset by an increase in cash used by contract assets, net from CCJVs.

Related to the securities litigation settlement, which remains subject to court approval, discussed in Note 16 of “Notes to the Condensed Consolidated Financial Statements,” we have separately presented the $129.0 million liability and the associated $63.0 million insurance receivable in the cash flow statement. During the three months ended March 31, 2021, there was no impact on operating cash flow as both are expected to settle during the second or third quarter of 2021, subject to court approval.

Investing activities

Cash used in investing activities of $16.3 million for the three months ended March 31, 2021 represents a $22.2 million decrease when compared to 2020 primarily due to a net decrease in proceeds from called marketable securities.

Financing activities

Cash used in financing activities of $5.0 million for the three months ended March 31, 2021 represents a $1.4 million increase when compared to 2020 primarily due to an increase in contributions from non-controlling partners.

Capital Expenditures

During the three months ended March 31, 2021, we had capital expenditures of $18.8 million compared to $21.4 million during 2020. Major capital expenditures are typically for aggregate and asphalt production facilities, aggregate reserves, construction equipment, buildings and leasehold improvements and investments in our information technology systems. The timing and amount of such expenditures can vary based on the progress of planned capital projects, the type and size of construction projects, changes in business outlook and other factors. We currently anticipate 2021 capital expenditures to be between $105.0 million and $115.0 million for the full year.

Derivatives

We recognize interest rate and commodity swap derivative instruments as either assets or liabilities at fair value using Level 2 inputs in the condensed consolidated balance sheets. See Note 9 to “Notes to the Condensed Consolidated Financial Statements” for further information. The hedge option and warrant derivative transactions related to the 2.75% Convertible Notes were recorded to equity on our condensed consolidated balance sheets based on the cash proceeds.

Surety Bonds and Real Estate Mortgages

We are generally required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At March 31, 2021, approximately $2.8 billion of our contract backlog was bonded. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds after the owner accepts the work performed under contract. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.

Our investments in real estate affiliates are subject to mortgage indebtedness. This indebtedness is non-recourse to Granite but is recourse to the real estate entities. The terms of this indebtedness are typically renegotiated to reflect the evolving nature of the real estate projects as they progress through acquisition, entitlement and development. Modification of these terms may include changes in loan-to-value ratios requiring the real estate entity to repay portions of the debt. Our unconsolidated investments in our foreign affiliates are subject to local bank debt primarily for equipment purchases and working capital. This debt is non-recourse to Granite, but it is recourse to the affiliates. The debt associated with our unconsolidated non-construction entities is included in Note 11 of “Notes to the Condensed Consolidated Financial Statements.”

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

The most significant financial covenants under the terms of our Credit Agreement require the maintenance of a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio. As of March 31, 2021, the Consolidated Leverage Ratio was 1.94, which did not exceed the maximum of 3.00. Our Consolidated Interest Coverage Ratio was 6.79, which exceeded the minimum of 4.00.

Share Repurchase Program

As announced on April 29, 2016, on April 7, 2016, the Board of Directors authorized us to repurchase up to $200.0 million of our common stock at management’s discretion. As part of this authorization we have established a plan to facilitate common stock repurchases. As of March 31, 2021, $157.2 million of the authorization remained available. The specific timing and amount of any future repurchases will vary based on market conditions, securities law limitations and other factors.

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

There has been no significant change in our exposure to market risk when compared to those disclosed in our 2020 Annual Report on Form 10-K.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “material weaknesses”). In light of the material weaknesses in our internal control over financial reporting, we performed additional analysis and other procedures to validate that our financial information contained in this Form 10-Q was prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Following such additional analysis and procedures, our management, including our principal executive officer and principal financial officer, has concluded that our financial statements state fairly, in all material respects, our financial position, results of our operations and our cash flows for the periods presented in this Form 10-Q, in conformity with U.S. GAAP.

Remediation Plan and Status

As disclosed in our 2020 Annual Report on Form 10-K, Company management, with the assistance of outside consultants, began reviewing and revising our internal control over financial reporting in 2020 in response to the material weaknesses identified in connection with the Audit/Compliance Committee’s independent Investigation. Management has evaluated the impact of the material weaknesses and is committed to implementing changes to our internal control over financial reporting to ensure that the control deficiencies that contributed to the material weaknesses are remediated. To remediate the material weaknesses, we have taken or will take the following actions:

During the quarter ended March 31, 2021:

●

we implemented oversight, training and communication programs to reinforce: (1) our ethical standards and Code of Conduct across the Company, which emphasized, among other things, the purpose and availability of the anonymous whistleblower hotline, (2) the responsibilities and obligations of public company officers, (3) our cost forecasting processes and policies, including proper and contemporaneous documentation to support cost forecast adjustments, (4) the principles and requirements of each cost forecasting control and (5) reporting communication protocols for internal audit reports;

●	we implemented additional internal controls related to cost forecasts with an emphasis on reviews from individuals who are independent of the operating group; and
●	we took appropriate personnel actions, including separations, dismissals and changes in leadership and/or responsibilities and implemented other organizational changes, including changes in reporting structures.

Prior to the quarter ended March 31, 2021:

●

we took appropriate personnel actions, including separations, dismissals and changes in leadership and/or responsibilities and implemented other organizational changes, including changes in reporting structures.

After the quarter ended March 31, 2021:

●

we will implement additional ongoing oversight, training and communication programs to reinforce: (1) our ethical standards and Code of Conduct across the Company, which will emphasize, among other things, the purpose and availability of the anonymous whistleblower hotline, (2) the responsibilities and obligations of public company officers, (3) our cost forecasting processes and policies, including proper and contemporaneous documentation to support cost forecast adjustments, (4) the principles and requirements of each cost forecasting control and (5) reporting communication protocols for internal audit reports.

We have not completed all the corrective processes, procedures and related evaluation or remediation that we believe are necessary. As we continue to evaluate and work to remediate the material weaknesses, we may take additional measures to address the control deficiencies.

Until the remediation steps set forth above, including the efforts to implement the necessary control activities we identify, are fully implemented and concluded to be operating effectively, the material weaknesses will not be considered remediated.

Changes in Internal Control Over Financial Reporting

Other than the remediation efforts that occurred during the quarter ended March 31, 2021 described above, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended March 31, 2021.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The description of the matters set forth in Part I, Item I of this Report under Note 16 of “Notes to the Condensed Consolidated Financial Statements” is incorporated herein by reference.

Item 1A.	RISK FACTORS

There have been no material changes in the risk factors previously disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended March 31, 2021:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
January 1, 2021 through January 31, 2021	291	$33.94	—	$157,165,044
February 1, 2021 through February 28, 2021	3,204	$32.17	—	$157,165,044
March 1, 2021 through March 31, 2021	54,123	$40.39	—	$157,165,044
	57,618	$39.90	—

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

Item 6.	EXHIBITS

10.1	†	Amendment No. 6 to Third Amended and Restated Credit Agreement, dated February 19, 2021, by and among the Company and certain subsidiaries of the Company, each as borrowers, the guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent
31.1	†	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	†	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	††	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95	†	Mine Safety Disclosure
101.INS	†	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)
101.SCH	†	Inline XBRL Taxonomy Extension Schema
101.CAL	†	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	†	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	†	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	†	Inline XBRL Taxonomy Extension Presentation Linkbase
104	†	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Filed herewith
††	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE CONSTRUCTION INCORPORATED

Date:	May 7, 2021	By:	/s/ Elizabeth L. Curtis
Elizabeth L. Curtis
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)