Form 10-Q
period 2021-06-30
GRANITE CONSTRUCTION INC
filed 2021-07-29
CIK 861459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 22, 2021.

Class	Outstanding
Common stock, $0.01 par value	45,820,690

Index

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
Condensed Consolidated Balance Sheets as of June 30, 2021, December 31, 2020 and June 30, 2020
Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2021 and 2020
Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2021 and 2020
Condensed Consolidated Statements of Shareholders’ Equity for the Three and Six Months Ended June 30, 2021 and 2020
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2021 and 2020
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
SIGNATURES
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 10.5
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32
EXHIBIT 95
EXHIBIT 101.INS
EXHIBIT 101.SCH
EXHIBIT 101.CAL
EXHIBIT 101.DEF
EXHIBIT 101.LAB
EXHIBIT 101.PRE
EXHIBIT 104

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited - in thousands, except share and per share data)

	June 30, 2021	December 31, 2020	June 30, 2020
ASSETS
Current assets
Cash and cash equivalents ($107,854, $74,819 and $93,500 related to consolidated construction joint ventures (“CCJVs”))	$393,181	$436,136	$288,922
Receivables, net ($49,408, $56,147 and $31,978 related to CCJVs)	646,940	540,812	596,922
Contract assets ($41,815, $33,838 and $26,075 related to CCJVs)	194,483	164,939	191,919
Inventories	88,424	82,362	105,023
Equity in construction joint ventures	195,430	188,798	183,542
Other current assets ($12,142, $13,252 and $14,392 related to CCJVs)	47,976	42,199	57,614
Total current assets	1,566,434	1,455,246	1,423,942
Property and equipment, net ($20,206, $23,704 and $27,256 related to CCJVs)	517,143	527,016	540,053
Long-term marketable securities	10,850	5,200	5,896
Investments in affiliates	75,625	75,287	74,511
Goodwill	116,839	116,777	248,690
Right of use assets	59,219	62,256	72,244
Deferred income taxes, net	41,085	41,839	40,926
Other noncurrent assets	91,703	96,375	102,392
Total assets	$2,478,898	$2,379,996	$2,508,654

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$8,709	$8,278	$8,253
Accounts payable ($62,117, $53,033 and $56,315 related to CCJVs)	379,008	359,160	358,401
Contract liabilities ($66,193, $79,777 and $69,688 related to CCJVs)	174,850	171,321	159,818
Accrued expenses and other current liabilities ($5,186, $4,410 and $4,179 related to CCJVs)	485,718	404,497	363,128
Total current liabilities	1,048,285	943,256	889,600
Long-term debt	331,222	330,522	405,770
Long-term lease liabilities	41,816	46,769	56,071
Deferred income taxes, net	3,166	3,155	3,335
Other long-term liabilities	66,167	64,684	63,118
Commitments and contingencies (see Note 16)
Equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	—	—	—
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding: 45,818,719 shares as of June 30, 2021, 45,668,541 shares as of December 31, 2020 and 45,651,914 shares as of June 30, 2020	458	457	458
Additional paid-in capital	556,615	555,407	553,038
Accumulated other comprehensive loss	(2,750)	(5,035)	(5,800)
Retained earnings	401,061	424,835	520,025
Total Granite Construction Incorporated shareholders’ equity	955,384	975,664	1,067,721
Non-controlling interests	32,858	15,946	23,039
Total equity	988,242	991,610	1,090,760
Total liabilities and equity	$2,478,898	$2,379,996	$2,508,654

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited - in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Transportation	$525,235	$535,101	$876,264	$886,002
Water	113,432	109,724	213,185	211,381
Specialty	200,271	174,914	355,945	307,953
Materials	125,234	96,032	188,691	146,362
Total revenue	964,172	915,771	1,634,085	1,551,698
Cost of revenue
Transportation	465,718	503,904	780,881	829,436
Water	102,869	97,145	194,056	189,455
Specialty	175,902	149,634	314,251	293,392
Materials	102,737	76,745	164,633	127,273
Total cost of revenue	847,226	827,428	1,453,821	1,439,556
Gross profit	116,946	88,343	180,264	112,142
Selling, general and administrative expenses	74,069	78,023	149,797	151,239
Non-cash impairment charges (see Note 3)	—	—	—	24,413
Other costs (see Note 3)	5,953	13,659	81,788	18,824
Gain on sales of property and equipment, net (see Note 12)	(31,636)	(1,190)	(34,190)	(1,813)
Operating income (loss)	68,560	(2,149)	(17,131)	(80,521)
Other (income) expense
Interest income	(188)	(767)	(444)	(2,058)
Interest expense	5,507	6,549	10,888	11,543
Equity in income of affiliates, net	(6,231)	(2,016)	(8,039)	(2,062)
Other (income) expense, net	(1,894)	(3,160)	(3,124)	2,059
Total other (income) expense	(2,806)	606	(719)	9,482
Income (loss) before provision for (benefit from) income taxes	71,366	(2,755)	(16,412)	(90,003)
Provision for (benefit from) income taxes	15,619	(1,782)	(6,836)	(16,492)
Net income (loss)	55,747	(973)	(9,576)	(73,511)
Amount attributable to non-controlling interests	(1,286)	4,378	(2,158)	11,546
Net income (loss) attributable to Granite Construction Incorporated	$54,461	$3,405	$(11,734)	$(61,965)

Net income (loss) per share attributable to common shareholders (see Note 14)
Basic	$1.19	$0.07	$(0.26)	$(1.36)
Diluted	$1.14	$0.07	$(0.26)	$(1.36)
Weighted average shares of common stock
Basic	45,798	45,620	45,748	45,570
Diluted	47,798	46,281	45,748	45,570

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited - in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$55,747	$(973)	$(9,576)	$(73,511)
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on derivatives	$293	$265	$1,227	$(3,095)
Less: reclassification for net losses included in interest expense	568	390	1,178	440
Net change	$861	$655	$2,405	$(2,655)
Foreign currency translation adjustments, net	103	83	(122)	(500)
Other comprehensive income (loss)	$964	$738	$2,283	$(3,155)
Comprehensive income (loss)	$56,711	$(235)	$(7,293)	$(76,666)
Non-controlling interests in comprehensive income	(1,286)	4,378	(2,158)	11,546
Comprehensive income (loss) attributable to Granite Construction Incorporated	$55,425	$4,143	$(9,451)	$(65,120)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited - in thousands, except share data)

	Outstanding Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Granite Shareholders’ Equity	Non-controlling Interests	Total Equity
Balances at March 31, 2021	45,791,712	$458	$554,186	$(3,714)	$352,610	$903,540	$27,655	$931,195
Net income	—	—	—	—	54,461	54,461	1,286	55,747
Other comprehensive income	—	—	—	964	—	964	—	964
Purchases of common stock (1)	(4,982)	—	(199)	—	—	(199)	—	(199)
Restricted stock units (“RSUs”) vested	31,992	—	—	—	—	—	—	—
Dividends on common stock ($0.13 per share)	—	—	—	—	(5,956)	(5,956)	—	(5,956)
Transactions with non-controlling interests	—	—	—	—	—	—	3,917	3,917
Amortized RSUs and other	(3)	—	2,628	—	(54)	2,574	—	2,574
Balances at June 30, 2021	45,818,719	$458	$556,615	$(2,750)	$401,061	$955,384	$32,858	$988,242

Balances at March 31, 2020	45,592,292	$457	$551,189	$(6,538)	$522,639	$1,067,747	$32,057	$1,099,804
Net income (loss)	—	—	—	—	3,405	3,405	(4,378)	(973)
Other comprehensive income	—	—	—	738	—	738	—	738
Purchases of common stock (1)	(4,211)	—	(73)	—	—	(73)	—	(73)
RSUs vested	29,305	1	(1)	—	—	—	—	—
Dividends on common stock ($0.13 per share)	—	—	—	—	(5,935)	(5,935)	—	(5,935)
Transactions with non-controlling interests	—	—	—	—	—	—	(4,640)	(4,640)
Amortized RSUs and other	34,528	—	1,923	—	(84)	1,839	—	1,839
Balances at June 30, 2020	45,651,914	$458	$553,038	$(5,800)	$520,025	$1,067,721	$23,039	$1,090,760

Balances at December 31, 2020	45,668,541	$457	$555,407	$(5,035)	$424,835	$975,664	$15,946	$991,610
Net (loss) income	—	—	—	—	(11,734)	(11,734)	2,158	(9,576)
Other comprehensive income	—	—	—	2,283	—	2,283	—	2,283
Purchases of common stock (1)	(62,600)	(1)	(2,497)	—	—	(2,498)	—	(2,498)
RSUs vested	213,567	2	(2)	—	—	—	—	—
Dividends on common stock ($0.13 per share)	—	—	—	—	(11,909)	(11,909)	—	(11,909)
Transactions with non-controlling interests	—	—	—	—	—	—	14,754	14,754
Amortized RSUs and other	(789)	—	3,707	2	(131)	3,578	—	3,578
Balances at June 30, 2021	45,818,719	$458	$556,615	$(2,750)	$401,061	$955,384	$32,858	$988,242

Balances at December 31, 2019	45,503,805	$456	$549,307	$(2,645)	$594,353	$1,141,471	$36,945	$1,178,416
Net loss	—	—	—	—	(61,965)	(61,965)	(11,546)	(73,511)
Other comprehensive loss	—	—	—	(3,155)	—	(3,155)	—	(3,155)
Purchases of common stock (1)	(53,921)	—	(727)	—	—	(727)	—	(727)
RSUs vested	168,360	2	(2)	—	—	—	—	—
Dividends on common stock ($0.13 per share)	—	—	—	—	(11,862)	(11,862)	—	(11,862)
Effect of adopting Topic 326	—	—	—	—	(366)	(366)	—	(366)
Transactions with non-controlling interests	—	—	—	—	—	—	(2,360)	(2,360)
Amortized RSUs and other	33,670	—	4,460	—	(135)	4,325	—	4,325
Balances at June 30, 2020	45,651,914	$458	$553,038	$(5,800)	$520,025	$1,067,721	$23,039	$1,090,760
(1) On June 2, 2021, the Company’s stockholders approved the 2021 Equity Incentive Plan, which replaced the Amended and Restated 2012 Equity Incentive Plan. This amount represents shares purchased in connection with employee tax withholding for RSUs vested under our 2012 and 2021 Equity Incentive Plans.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - in thousands)

Six Months Ended June 30,	2021	2020
Operating activities
Net loss	$(9,576)	$(73,511)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	52,853	57,269
Amortization related to the 2.75% Convertible Notes (see Note 13)	4,666	4,255
Gain on sales of property and equipment, net (see Note 12)	(34,190)	(1,813)
Stock-based compensation	3,642	3,936
Equity in net (income) loss from unconsolidated joint ventures	(6,972)	30,506
Net income from affiliates	(8,039)	(2,062)
Non-cash impairment charges (see Note 3)	—	24,413
Other non-cash adjustments	1,483	1,832
Changes in assets and liabilities:
Accrual for legal settlement (see Note 16)	129,000	—
Insurance receivable for legal settlement (see Note 16)	(63,000)	—
Receivables	(48,584)	(35,486)
Contract assets, net	(28,111)	83,065
Inventories	(6,062)	(16,138)
Contributions to unconsolidated construction joint ventures	(47,580)	(24,223)
Distributions from unconsolidated construction joint ventures and affiliates	7,029	7,146
Other assets, net	(7,197)	(14,603)
Accounts payable	26,056	(44,103)
Accrued expenses and other liabilities, net	3,578	12,000
Net cash (used in) provided by operating activities	(31,004)	12,483
Investing activities
Purchases of marketable securities	(5,000)	(4,996)
Maturities of marketable securities	—	10,000
Proceeds from called marketable securities	—	20,000
Purchases of property and equipment	(46,437)	(52,236)
Proceeds from sales of property and equipment (see Note 12)	48,517	7,278
Other investing activities, net	4,581	(1,453)
Net cash provided by (used in) investing activities	1,661	(21,407)
Financing activities
Proceeds from debt	—	50,000
Debt principal repayments	(4,677)	(4,212)
Cash dividends paid	(11,890)	(11,842)
Repurchases of common stock	(2,497)	(728)
Contributions from non-controlling partners	11,350	5,500
Distributions to non-controlling partners	(5,836)	(7,860)
Other financing activities, net	(62)	392
Net cash (used in) provided by financing activities	(13,612)	31,250
Net (decrease) increase in cash, cash equivalents and restricted cash	(42,955)	22,326
Cash, cash equivalents and $1,512 and $5,835 in restricted cash at beginning of period	437,648	268,108
Cash, cash equivalents and $1,512 in restricted cash at end of both periods	$394,693	$290,434
Supplementary Information
Right of use assets obtained in exchange for lease obligations	$7,997	$8,804
Cash paid for operating lease liabilities	10,956	10,601
Cash paid during the period for:
Interest	$8,078	$8,874
Income taxes	1,817	937
Non-cash investing and financing activities:
RSUs issued, net of forfeitures	$7,554	$4,834
Dividends declared but not paid	5,956	5,935
Contributions from non-controlling partners	9,240	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (“we,” “us,” “our,” the “Company” or “Granite”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), are unaudited and should be read in conjunction with our Annual Report on Form 10-K for the year ended  December 31, 2020. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to state fairly our financial position at  June 30, 2021 and 2020 and the results of our operations and cash flows for the periods presented. The  December 31, 2020 condensed consolidated balance sheet data included herein was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.

We prepared the accompanying condensed consolidated financial statements on the same basis as our annual consolidated financial statements. Our policy related to derivative instruments was expanded, as follows, to reflect treatment of the interest rate swap de-designation that occurred during the three months ended June 30, 2021, which is further discussed in Note 9:

Derivative Instruments: We recognize derivative instruments as either assets or liabilities in the consolidated balance sheets at fair value using Level 2 inputs. To receive hedge accounting treatment, derivative instruments that are designated as cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions. We formally document our hedge relationships at inception, including identification of the hedging instruments and the hedged items, our risk management objectives and strategies for undertaking the hedge transaction, and the initial quantitative assessment of the hedging instrument’s effectiveness in offsetting changes in the fair value of the hedged items. The effective portion of the gain or loss on cash flow hedges is reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified to the consolidated statements of operations when the periodic hedged cash flows are settled. Adjustments to fair value on derivatives that are not part of a designated hedging relationship are reported through the consolidated statements of operations. We do not enter into derivative instruments for speculative or trading purposes.

Our operations are typically affected more by weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability. Therefore, the results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year.

Cash, Cash Equivalents and Restricted Cash: The table below presents changes in cash, cash equivalents and restricted cash on the condensed consolidated statements of cash flows and a reconciliation to the amounts reported in the condensed consolidated balance sheets (in thousands):

Six months ended June 30,	2021	2020
Cash, cash equivalents and restricted cash, beginning of period	$437,648	$268,108
End of the period
Cash and cash equivalents	393,181	288,922
Restricted cash	1,512	1,512
Total cash, cash equivalents and restricted cash, end of period	394,693	290,434
Net (decrease) increase in cash, cash equivalents and restricted cash	$(42,955)	$22,326

2.  Recently Issued Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for convertible instruments resulting in accounting for convertible debt instruments as a single liability measured at its amortized cost. This change will also reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that was bifurcated according to previously existing rules. In addition, the ASU requires the application of the if-converted method for calculating diluted earnings per share and eliminates the treasury stock method for convertible debt. The ASU is effective commencing with our quarter ending  March 31, 2022. We currently anticipate adopting this ASU using the modified retrospective transition approach.

Upon issuance of the 2.75% convertible senior notes due 2024 (“2.75% Convertible Notes”), cash received was separated into a $192.6 million debt component and a $27.9 million (net of $9.5 million in taxes) equity component. We have been increasing the debt component for the difference between the principal amount and the $192.6 million (“debt discount”) with an offset to interest expense over the life of the loan using an effective interest rate. Upon adoption of ASU 2020-06, interest expense previously recorded and remaining to be recorded from the debt discount will be reversed through retained earnings with an offset to debt, net of tax. We estimate this impact to be between $20 million and $40 million. In addition, using the if-converted method may have a material impact to diluted earnings per share if the Company is in a net income position.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance to ease the potential burden in accounting for the effects of the transition away from LIBOR and other reference rates. Also, in January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which provided clarification guidance to ASU 2020-04. These ASUs are effective commencing with our quarter ended March 31, 2020 through December 31, 2022, at our option, and we expect to adopt in early 2022. We do not expect the adoption of these ASUs to have a material impact on our condensed consolidated financial statements. Our Credit Agreement currently incorporates the uses of the secured overnight financing rate as an alternative to LIBOR.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

3.  Impairment Charges and Other Costs

Goodwill

We perform our goodwill impairment tests annually as of  November 1 and more frequently when events and circumstances occur that indicate a possible impairment of goodwill. There were no events or circumstances during the six months ended June 30, 2021 or during the three months ended June 30, 2020 that would indicate a possible goodwill impairment.

We performed an interim goodwill impairment test on the March 31, 2020 balances of our Water and Mineral Services Group Materials and Water and Mineral Services Group Specialty reporting units due to an adverse change in the business climate for these reporting units, including a modified relationship with a business partner, increased competition and market consolidation during the three months ended March 31, 2020, exacerbated by economic disruption and market conditions associated with the COVID-19 pandemic. These factors led to reductions in the revenue and margin growth rates used in our quantitative goodwill tests. The goodwill impairment test resulted in a $14.8 million impairment charge during the three months ended March 31, 2020 associated with our Water and Mineral Services Group Materials reporting unit and no impairment charge associated with our Water and Minerals Services Group Specialty reporting unit as its estimated fair value exceeded its net book value (i.e., headroom) by over 15%. Interim goodwill impairment tests were not performed on our remaining reporting units as there was no indication of a possible goodwill impairment.

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

Investments in Affiliates

Investments in affiliates are evaluated for impairment using the other-than-temporary impairment model, which requires an impairment charge to be recognized if our investments’ carrying amounts exceed their fair value, and the decline in fair value is deemed to be other than temporary. There were no events or changes in circumstances which would cause us to assess our investments for impairment during the six months ended June 30, 2021 or during the three months ended June 30, 2020.

During the three months ended March 31, 2020, operating costs increased in certain of our foreign entity investments in affiliates which resulted in price increases and therefore a decrease in demand. The effect of this change in business climate on certain investments’ expected future operating cash flows resulted in other than temporary declines in fair value below the carrying values. Therefore, we recorded a non-cash impairment charge of $9.6 million during the six months ended June 30, 2020 using assumptions classified as Level 3 inputs.

Other Costs

Other costs included on the condensed consolidated statements of operations primarily consisted of $66.0 million in net settlement charges for the six months ended June 30, 2021 as further described in Note 16. Other costs also included $6.2 million and $13.4 million for the three and six months ended June 30, 2021, respectively, and $13.5 million and $18.7 million for the three and six months ended June 30, 2020, respectively, of legal, accounting and investigation fees related to the independent investigation undertaken by the Audit/Compliance Committee. The remaining Other costs were related to restructuring in the Heavy Civil operating group and integration expenses related to the Layne Christensen Company (“Layne”) acquisition.

4.  Revisions in Estimates

Our profit recognition related to construction contracts is based on estimates of transaction price and costs to complete each project. These estimates can vary significantly in the normal course of business as projects progress, circumstances develop and evolve, and uncertainties are resolved. Changes in estimates of transaction price and costs to complete may result in the reversal of previously recognized revenue if the current estimate adversely differs from the previous estimate. When we experience significant changes in our estimates, we undergo a process that includes reviewing the nature of the changes to ensure that there are no material amounts that should have been recorded in a prior period rather than as revisions in estimates for the current period. For revisions in estimates, generally we use the cumulative catch-up method for changes to the transaction price that are part of a single performance obligation. Under this method, revisions in estimates are accounted for in their entirety in the period of change. There can be no assurance that we will not experience further changes in circumstances or otherwise be required to revise our estimates in the future. In our review of these changes for the three and six months ended June 30, 2021 and 2020, we did not identify any material amounts that should have been recorded in a prior period.

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

The projects with decreases from revisions in estimates, which individually had an impact of $5.0 million or more on gross profit, are summarized as follows (dollars in millions except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Number of projects with downward estimate changes	—	3	2	5
Amount/range of reduction in gross profit from each project, net	$—	$5.8 - 16.1	$5.3 - 6.1	$7.4 - 19.8
Decrease to project profitability	—	30.9	11.4	69.8
Increase to net loss	—	22.9	8.9	51.8
Increase to net loss per diluted share	—	0.50	0.20	1.14

The decreases during the six months ended June 30, 2021 were in our Transportation segment and were due to additional costs from acceleration of work coupled with lower productivity than originally anticipated and unfavorable weather. Other than one project in our Specialty segment during the three and six months ended  June 30, 2020, all decreases were in our Transportation segment and were due to additional costs and lower productivity than originally anticipated as well as weather related costs.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

5.  Disaggregation of Revenue

The following tables present our disaggregated revenue (in thousands):

Three Months Ended June 30,

2021	Transportation	Water	Specialty	Materials	Total
California	$176,307	$7,982	$51,435	$70,490	$306,214
Federal	3,297	27	18,847	—	22,171
Heavy Civil	155,868	6,056	26,213	—	188,137
Midwest	32,223	—	25,436	—	57,659
Northwest	157,540	644	51,550	50,756	260,490
Water and Mineral Services	—	98,723	26,790	3,988	129,501
Total	$525,235	$113,432	$200,271	$125,234	$964,172

2020	Transportation	Water	Specialty	Materials	Total
California	$159,022	$8,215	$50,965	$52,229	$270,431
Federal	1,768	587	23,504	—	25,859
Heavy Civil	187,103	11,173	11,577	—	209,853
Midwest	34,942	152	38,648	—	73,742
Northwest	152,266	2,243	36,787	40,685	231,981
Water and Mineral Services	—	87,354	13,433	3,118	103,905
Total	$535,101	$109,724	$174,914	$96,032	$915,771

Six Months Ended June 30,

2021	Transportation	Water	Specialty	Materials	Total
California	$287,677	$18,981	$97,133	$112,446	$516,237
Federal	5,151	157	40,933	—	46,241
Heavy Civil	307,611	13,398	48,227	—	369,236
Midwest	49,178	—	45,768	—	94,946
Northwest	226,647	2,078	77,457	68,161	374,343
Water and Mineral Services	—	178,571	46,427	8,084	233,082
Total	$876,264	$213,185	$355,945	$188,691	$1,634,085

2020	Transportation	Water	Specialty	Materials	Total
California	$253,954	$13,727	$95,453	$85,496	$448,630
Federal	2,166	968	49,995	—	53,129
Heavy Civil	354,529	18,275	15,071	—	387,875
Midwest	59,185	152	50,151	—	109,488
Northwest	216,168	3,900	68,400	55,138	343,606
Water and Mineral Services	—	174,359	28,883	5,728	208,970
Total	$886,002	$211,381	$307,953	$146,362	$1,551,698

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

6.  Unearned Revenue

The following tables present our unearned revenue as of the respective periods (in thousands):

June 30, 2021	Transportation	Water	Specialty	Total
California	$769,260	$44,066	$150,178	$963,504
Federal	7,303	73	102,972	110,348
Heavy Civil	622,491	161,632	172,818	956,941
Midwest	107,630	—	295,447	403,077
Northwest	568,814	3,891	292,395	865,100
Water and Mineral Services	—	153,051	—	153,051
Total	$2,075,498	$362,713	$1,013,810	$3,452,021

March 31, 2021	Transportation	Water	Specialty	Total
California	$627,002	$27,754	$154,694	$809,450
Federal	10,028	100	122,256	132,384
Heavy Civil	774,123	6,791	193,933	974,847
Midwest	135,655	—	350,063	485,718
Northwest	518,040	1,423	249,690	769,153
Water and Mineral Services	—	154,185	—	154,185
Total	$2,064,848	$190,253	$1,070,636	$3,325,737

June 30, 2020	Transportation	Water	Specialty	Total
California	$636,385	$61,151	$122,989	$820,525
Federal	16,464	861	123,169	140,494
Heavy Civil	1,188,587	34,961	233,069	1,456,617
Midwest	214,016	—	112,298	326,314
Northwest	571,068	330	89,730	661,128
Water and Mineral Services	—	130,561	—	130,561
Total	$2,626,520	$227,864	$681,255	$3,535,639

Approximately $2.5 billion of the June 30, 2021 unearned revenue is expected to be recognized within the next twelve months and the remaining amount will be recognized thereafter.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

7.  Contract Assets and Liabilities

As work is performed, revenue is recognized and the corresponding contract liabilities are reduced. We recognized revenue of $29.2 million and $175.6 million during the three and six months ended June 30, 2021, respectively, and $18.2 million and $114.0 million during the three and six months ended June 30, 2020, respectively, that was included in the contract liability balances at December 31, 2020 and 2019, respectively.

As a result of changes in contract transaction price from items such as executed or estimated change orders and resolution of contract modifications and claims, we recognized revenue of $44.3 million and $116.4 million during the three and six months ended June 30, 2021, respectively, and $49.9 million and $93.8 million during the three and six months ended June 30, 2020, respectively, related to performance obligations that were satisfied or partially satisfied prior to the end of the periods. The prior period amounts have been adjusted to correct an immaterial disclosure error in the previously issued June 30, 2020 condensed consolidated financial statements.

As of  June 30, 2021, December 31, 2020 and June 30, 2020, the aggregate claim recovery estimates included in contract asset balances were $47.7 million, $37.7 million and $60.0 million, respectively.

The components of the contract asset balances as of the respective dates were as follows:

(in thousands)	June 30, 2021	December 31, 2020	June 30, 2020
Costs in excess of billings and estimated earnings	$65,247	$39,300	$73,745
Contract retention	129,236	125,639	118,174
Total contract assets	$194,483	$164,939	$191,919

As of  June 30, 2021, December 31, 2020 and June 30, 2020, no contract retention receivable individually exceeded 15% of total contract assets at any of the presented dates. The majority of the contract retention balance is expected to be collected within one year.

The components of the contract liability balances as of the respective dates were as follows:

(in thousands)	June 30, 2021	December 31, 2020	June 30, 2020
Billings in excess of costs and estimated earnings, net of retention	$147,072	$143,623	$148,050
Provisions for losses	27,778	27,698	11,768
Total contract liabilities	$174,850	$171,321	$159,818

8.  Receivables, net

Receivables include billed and unbilled amounts for services provided to clients for which we have an unconditional right to payment as of the end of the applicable period and do not bear interest. The following table presents major categories of receivables:

(in thousands)	June 30, 2021	December 31, 2020	June 30, 2020
Contracts completed and in progress:
Billed	$259,319	$293,376	$311,550
Unbilled	217,025	148,159	163,815
Total contracts completed and in progress	476,344	441,535	475,365
Material sales	66,929	49,991	58,514
Other	105,930	52,736	65,462
Total gross receivables	649,203	544,262	599,341
Less: allowance for credit losses	2,263	3,450	2,419
Total net receivables	$646,940	$540,812	$596,922

Included in other receivables at  June 30, 2021, December 31, 2020 and June 30, 2020, were items such as estimated recovery from back charge claims, notes receivable, insurance receivable, fuel tax refunds and income tax refunds. Other than the $63.0 million insurance receivable related to the settlement discussed in Note 16, no other receivables individually exceeded 10% of total net receivables at any of these dates.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

9.  Fair Value Measurement

The following tables summarize significant assets and liabilities measured at fair value in the condensed consolidated balance sheets on a recurring basis for each of the fair value levels (in thousands):

	Fair Value Measurement at Reporting Date Using
June 30, 2021	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$23,489	$—	$—	$23,489
Other current assets
Commodity swap	—	1,550	—	1,550
Other noncurrent assets
Restricted cash	1,512	—	—	1,512
Total assets	$25,001	$1,550	$—	$26,551
Accrued and other current liabilities
Interest rate swap	$—	$5,770	$—	$5,770
Total liabilities	$—	$5,770	$—	$5,770

December 31, 2020
Cash equivalents
Money market funds	$70,483	$—	$—	$70,483
Other noncurrent assets
Restricted cash	1,512	—	—	1,512
Total assets	$71,995	$—	$—	$71,995
Accrued and other current liabilities
Interest rate swap	$—	$7,606	$—	$7,606
Total liabilities	$—	$7,606	$—	$7,606

June 30, 2020
Cash equivalents
Money market funds	$104,704	$—	$—	$104,704
Other current assets
Commodity swap	—	598	—	598
Other noncurrent assets
Restricted cash	1,512	—	—	1,512
Total assets	$106,216	$598	$—	$106,814
Accrued and other current liabilities
Interest rate swap	$—	$9,058	$—	$9,058
Total liabilities	$—	$9,058	$—	$9,058

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Interest Rate Swaps

In connection with the Third Amended and Restated Credit Agreement we entered into two interest rate swaps with an effective date of May 2018 that were designated as cash flow hedges through the three months ended March 31, 2021. These interest rate swaps had a combined initial notional amount of $150.0 million and mature in May 2023. The interest rate swaps are designed to convert the interest rate on the term loan from a variable interest rate of LIBOR plus an applicable margin to a fixed rate of 2.76% plus the same applicable margin. The interest rate swap is measured at fair value on the condensed consolidated balance sheets using the income approach, which discounts the future net cash settlements expected under the derivative contracts to a present value. These valuations primarily utilize indirectly observable inputs, including contractual terms, interest rates and yield curves observable at commonly quoted intervals. During the three months ended  June 30, 2021, we determined that the interest rate swaps were no longer highly effective in offsetting changes to expected future cash flows on hedged transactions, and the interest rate swaps were de-designated as cash flow hedges. As a result of this de-designation, we recorded a $0.8 million reduction to interest expense in the condensed consolidated statements of operations during the three months ended June 30, 2021. The unrealized loss on the interest rate swaps of $5.4 million in accumulated other comprehensive loss will continue to be amortized to interest expense through the maturity date of May 2023 and was $0.7 million and $1.5 million during the three and six months ended June 30, 2021.

Commodity Swaps

As of June 30, 2021, we held crude oil swaps with total outstanding gross notional amounts of $4.9 million that will all mature by October 2021. For the three and six months ended June 30, 2021, total commodity swap gain was $1.2 million and $1.3 million, respectively, and was included in cost of revenue on the condensed consolidated statements of operations.

Other Assets and Liabilities

The carrying values and estimated fair values of financial instruments that are not required to be recorded at fair value in the condensed consolidated balance sheets were as follows:

		June 30, 2021		December 31, 2020		June 30, 2020
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Held-to-maturity marketable securities (1)	Level 1	$10,850	$10,801	$5,200	$5,200	$5,896	$5,896
Liabilities (including current maturities):
2.75% Convertible Notes (2),(3)	Level 2	$203,771	$333,500	$200,303	$248,400	$196,946	$184,554
Credit Agreement - term loan (2)	Level 3	127,500	128,639	131,250	133,030	135,000	137,116
Credit Agreement - revolving credit facility (2)	Level 3	—	—	—	—	75,000	76,291

(1) All marketable securities were classified as held-to-maturity and consisted of U.S. Government and agency obligations maturing in one to five years.

(2) The fair value of the 2.75% Convertible Notes is based on the median price of the notes in an active market. The fair value of the Credit Agreement is based on borrowing rates available to us for long-term loans with similar terms, average maturities, and credit risk. See Note 13 for more information about the Credit Agreement and 2.75% Convertible Notes.

(3) Excluded from the carrying value is debt discount of $26.2 million, $29.7 million and $33.1 million as of June 30, 2021, December 31, 2020 and June 30, 2020, respectively, related to the 2.75% Convertible Notes (see Note 13).

During the three and six months ended June 30, 2021 and the three months ended June 30, 2020, we did not record any fair value adjustments related to nonfinancial assets and liabilities measured at fair value on a nonrecurring basis. As disclosed in Note 3, we recorded fair value adjustments related to nonfinancial assets measured at fair value on a nonrecurring basis during the six months ended June 30, 2020.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

10.  Construction Joint Ventures

We participate in various construction joint ventures. We have determined that certain of these joint ventures are consolidated because they are variable interest entities (“VIEs”) and we are the primary beneficiary. We continually evaluate whether there are changes in the status of the VIEs or changes to the primary beneficiary designation of the VIE. Based on our assessments during the three and six months ended June 30, 2021, we determined no change was required for existing joint ventures.

Due to the joint and several nature of the performance obligations under the related owner contracts, if any of the partners fail to perform, we and the remaining partners, if any, would be responsible for performance of the outstanding work (i.e., we provide a performance guarantee). At  June 30, 2021, there was approximately $1.0 billion of construction revenue to be recognized on unconsolidated and line item construction joint venture contracts of which $0.4 billion represented our share and the remaining $0.6 billion represented our partners’ share. We are not able to estimate amounts that may be required beyond the remaining cost of the work to be performed. These costs could be offset by billings to the customer or by proceeds from our partners’ corporate and/or other guarantees.

Consolidated Construction Joint Ventures (“CCJVs”)

At  June 30, 2021, we were engaged in nine active CCJV projects with total contract values ranging from $2.2 million to $437.5 million and a combined total of $1.8 billion of which our share was $1.0 billion. Our share of revenue remaining to be recognized on these CCJVs was $350.9 million and ranged from $1.0 million to $115.8 million. Our proportionate share of the equity in these joint ventures was between 50.0% and 70.0%. During the three and six months ended June 30, 2021, total revenue from CCJVs was $114.9 million and $197.5 million, respectively, and during the three and six months ended June 30, 2020, total revenue from CCJVs was $86.0 million and $140.7 million, respectively. During the six months ended June 30, 2021 and 2020, CCJVs provided $19.4 million and $19.8 million of operating cash flows, respectively.

Unconsolidated Construction Joint Ventures

As of  June 30, 2021, we were engaged in ten active unconsolidated joint venture projects with total contract values ranging from $13.4 million to $3.8 billion for a combined total of $11.6 billion of which our share was $3.4 billion. Our proportionate share of the equity in these unconsolidated construction joint ventures ranged from 20.0% to 50.0%. As of  June 30, 2021, our share of the revenue remaining to be recognized on these unconsolidated construction joint ventures was $297.0 million and ranged from $1.3 million to $61.4 million.

The following is summary financial information related to unconsolidated construction joint ventures:

(in thousands)	June 30, 2021	December 31, 2020	June 30, 2020
Assets
Cash, cash equivalents and marketable securities	$139,381	$181,889	$213,285
Other current assets (1)	795,440	767,803	948,103
Noncurrent assets	140,160	164,022	185,866
Less partners’ interest	716,678	751,125	908,274
Granite’s interest (1),(2)	358,303	362,589	438,980
Liabilities
Current liabilities	432,130	482,562	515,113
Less partners’ interest and adjustments (3)	235,649	226,308	182,035
Granite’s interest	196,481	256,254	333,078
Equity in construction joint ventures (4)	$161,822	$106,335	$105,902

(1) Included in this balance and in accrued expenses and other current liabilities on the condensed consolidated balance sheets was $82.3 million as of  June 30, 2021,  December 31, 2020 and  June 30, 2020 related to performance guarantees.

(2) Included in this balance as of June 30, 2021, December 31, 2020 and June 30, 2020, was $96.7 million, $88.7 million and $80.9 million, respectively, related to Granite’s share of estimated cost recovery of customer affirmative claims. In addition, this balance included $14.1 million, $13.1 million and $18.0 million as of  June 30, 2021,  December 31, 2020 and  June 30, 2020, respectively, related to Granite’s share of estimated recovery of back charge claims.

(3) Partners’ interest and adjustments includes amounts to reconcile total net assets as reported by our partners to Granite’s interest adjusted to reflect our accounting policies and estimates primarily related to contract forecast differences.

(4) Included in this balance and in accrued expenses and other current liabilities on our condensed consolidated balance sheets was $33.6 million, $82.5 million and $77.6 million as of  June 30, 2021,  December 31, 2020 and June 30, 2020, respectively, related to deficits in unconsolidated construction joint ventures, which includes provisions for losses.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Revenue
Total	$263,558	$384,461	$495,600	$446,491
Less partners’ interest and adjustments (1)	176,657	287,639	328,977	265,967
Granite’s interest	86,901	96,822	166,623	180,524
Cost of revenue
Total	249,494	356,755	497,564	585,215
Less partners’ interest and adjustments (1)	169,041	241,560	337,775	374,303
Granite’s interest	80,453	115,195	159,789	210,912
Granite’s interest in gross profit (loss)	$6,448	$(18,373)	$6,834	$(30,388)

(1) Partners’ interest and adjustments includes amounts to reconcile total revenue and total cost of revenue as reported by our partners to Granite’s interest adjusted to reflect our accounting policies and estimates primarily related to contract forecast differences.

During the three and six months ended June 30, 2021, unconsolidated construction joint venture net income/(loss) was $13.8 million and $(2.2) million, respectively, of which our share was net income of $6.6 million and $7.0 million, respectively. During the three and six months ended June 30, 2020, unconsolidated net income/(loss) was $27.5 million and $(138.5) million, respectively, of which our share was net loss of $(18.7) million and $(30.5) million, respectively. The differences between our share of the joint venture net income/(loss) when compared to the joint venture net income/(loss) primarily resulted from differences between our estimated total revenue and cost of revenue when compared to that of our partners’ on five projects during both 2021 and 2020. The differences are due to timing differences from differing accounting policies and in public company quarterly reporting requirements. These joint venture net income/(loss) amounts exclude our corporate overhead required to manage the joint ventures and include taxes only to the extent the applicable states have joint venture level taxes.

Line Item Joint Ventures

As of June 30, 2021, we were engaged in three active line item joint venture construction projects with a total contract value of $280.2 million of which our portion was $172.2 million. As of  June 30, 2021, our share of revenue remaining to be recognized on these line item joint ventures was $61.2 million. During the three and six months ended June 30, 2021, our portion of revenue from line item joint ventures was $20.1 million and $28.7 million, respectively. During the three and six months ended June 30, 2020, our portion of revenue from line item joint ventures was $18.4 million and $31.2 million, respectively.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

11.  Investments in Affiliates

Our investments in affiliates balance consists of equity method investments in the following types of entities:

(in thousands)	June 30, 2021	December 31, 2020	June 30, 2020
Foreign	$50,308	$47,650	$45,487
Real estate	11,914	12,777	16,578
Asphalt terminal	13,403	14,860	12,446
Total investments in affiliates	$75,625	$75,287	$74,511

The following table provides summarized balance sheet information for our affiliates accounted for under the equity method on a combined basis:

(in thousands)	June 30, 2021	December 31, 2020	June 30, 2020
Current assets	$155,442	$133,882	$122,608
Noncurrent assets	160,598	164,620	163,790
Total assets	316,040	298,502	286,398
Current liabilities	71,267	52,583	54,044
Long-term liabilities (1)	57,911	66,108	60,714
Total liabilities	129,178	118,691	114,758
Net assets	186,862	179,811	171,640
Granite’s share of net assets	$75,625	$75,287	$74,511

(1) The balance primarily related to local bank debt for equipment purchases and working capital in our foreign affiliates and debt associated with our real estate investments.

Of the $316.0 million of total affiliate assets as of June 30, 2021, we had investments in thirteen foreign entities with total assets ranging from $0.1 million to $82.1 million, two real estate entities with total assets of $66.2 million and the asphalt terminal entity had total assets of $35.3 million. We have direct and indirect investments in the foreign entities and our percent ownership ranged from 25% to 50% as of June 30, 2021. During the six months ended  June 30, 2020, we recorded a $9.6 million impairment charge related to our investment in foreign affiliates. See Note 3 for further discussion of the impairment charge. As of  June 30, 2021 and  December 31, 2020, all of the investments in real estate affiliates were in residential real estate in Texas. As of  June 30, 2020, $13.2 million of the investments in real estate affiliates was in residential real estate in Texas and the remaining balance was in commercial real estate in Texas. Our percent ownership in the real estate entities was between 10% and 25% as of  June 30, 2021.

12.  Property and Equipment, net

Balances of major classes of assets and total accumulated depreciation and depletion are included in property and equipment, net in the condensed consolidated balance sheets and were as follows:

(in thousands)	June 30, 2021	December 31, 2020	June 30, 2020
Equipment and vehicles	$991,812	$950,416	$959,083
Quarry property	195,284	206,073	196,033
Land and land improvements	127,417	135,639	135,707
Buildings and leasehold improvements	122,343	124,578	121,387
Office furniture and equipment	76,682	73,512	69,258
Property and equipment	1,513,538	1,490,218	1,481,468
Less: accumulated depreciation and depletion	996,395	963,202	941,415
Property and equipment, net	$517,143	$527,016	$540,053

On June 30, 2021, we completed a sale-leaseback transaction associated with two properties in California. Sale of these properties resulted in a reduction in net property and equipment of $11.1 million and a $2.4 million addition to right of use assets and lease liabilities on the condensed consolidated balance sheets, as well as a $29.7 million gain on sales of property and equipment on the condensed consolidated statements of operations.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

13.  Long-Term Debt and Credit Arrangements

(in thousands)	June 30, 2021	December 31, 2020	June 30, 2020
2.75% Convertible Notes	$203,771	$200,303	$196,946
Credit Agreement - term loan	127,500	131,250	135,000
Credit Agreement - revolving credit facility	—	—	75,000
Debt issuance costs and other	8,660	7,247	7,077
Total debt	339,931	338,800	414,023
Less current maturities	8,709	8,278	8,253
Total long-term debt	$331,222	$330,522	$405,770

As of each  June 30, 2021, December 31, 2020 and June 30, 2020, $7.5 million of the term loan portion of the Third Amended and Restated Credit Agreement dated May 31, 2018 (as subsequently amended, the “Credit Agreement”) was included in current maturities of long-term debt on the condensed consolidated balance sheets and the remaining $120.0 million, $123.8 million and $127.5 million, respectively, was included in long-term debt.

As of  June 30, 2021, the total unused availability under the Credit Agreement was $226.6 million resulting from $48.4 million in issued and outstanding letters of credit and no amount was drawn under the revolving credit facility. The letters of credit had expiration dates between July 2022 and  December 2024.

As of June 30, 2021, the Applicable Rate was 1.63% for loans under the Credit Agreement bearing interest based on LIBOR and 0.63% for loans bearing interest at the Base Rate. Accordingly, the effective interest rates at  June 30, 2021, for LIBOR and Base Rate loans were 2.38% and 3.88%, respectively. We elected to use LIBOR for the term loan.

As of June 30, 2021, the Consolidated Leverage Ratio (as defined in the Credit Agreement) was 1.69, which did not exceed the maximum of 3.00 and the Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) was 8.26, which exceeded the minimum of 4.00.

As of June 30, 2021,  December 31, 2020 and June 30, 2020, the carrying amount of the liability component of the 2.75% Convertible Notes was $203.8 million, $200.3 million and $196.9 million, respectively. As of June 30, 2021, December 31, 2020 and June 30, 2020, the unamortized debt discount was $26.2 million, $29.7 million and $33.1 million, respectively.

During the three and six months ended June 30, 2021, we recorded $1.8 million and $3.5 million, respectively, of amortization related to the debt discount on the 2.75% Convertible Notes to interest expense in our condensed consolidated statements of operations and $0.6 million and $1.2 million, respectively, of amortization related to debt issuance costs and fees to other (income) expense, net in our condensed consolidated statements of operations. During the three and six months ended June 30, 2020, we recorded $1.6 million and $3.2 million, respectively, of amortization related to the debt discount on the 2.75% Convertible Notes to interest expense in our condensed consolidated statements of operations and $0.2 million and $1.1 million, respectively, of amortization related to debt issuance costs and fees to other (income) expense, net in our condensed consolidated statements of operations. These amounts were presented as amortization related to the 2.75% Convertible Notes on our condensed consolidated statements of cash flows.

14.  Weighted Average Shares Outstanding and Net Income (Loss) Per Share

The following table presents a reconciliation of the weighted average shares outstanding used in calculating basic and diluted net income (loss) per share as well as the calculation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Numerator (basic and diluted)
Net income (loss) allocated to common shareholders for basic calculation	$54,461	$3,405	$(11,734)	$(61,965)
Denominator
Weighted average common shares outstanding, basic	45,798	45,620	45,748	45,570
Dilutive effect of RSUs (1)	454	661	—	—
Dilutive effect of 2.75% Convertible Notes (2)	1,546	—	—	—
Weighted average common shares outstanding, diluted	47,798	46,281	45,748	45,570
Net income (loss) per share, basic	$1.19	$0.07	$(0.26)	$(1.36)
Net income (loss) per share, diluted	$1.14	$0.07	$(0.26)	$(1.36)

(1) Due to the net losses for the six months ended June 30, 2021 and 2020, RSUs representing approximately 503,000 and 552,000 shares, respectively, have been excluded from the number of shares used in calculating diluted net loss per share, as their inclusion would be antidilutive.

(2) Although the average price of our common stock for the period was greater than the initial conversion price of $31.47 per share, due to the net loss for the six months ended June 30, 2021, approximately 1.0 million shares related to the 2.75% Convertible Notes converting into shares of common stock have been excluded from the number of shares used in calculating diluted net loss per share as their inclusion would be antidilutive. The number of shares used in calculating diluted net income (loss) per share for the three and six months ended June 30, 2020 excluded the potential dilution from the 2.75% Convertible Notes converting into shares of common stock as the average price of our common stock was below $31.47 per share for those periods.

15.  Income Taxes

The following table presents the provision for (benefit from) income taxes for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Provision for (benefit from) income taxes	$15,619	$(1,782)	$(6,836)	$(16,492)
Effective tax rate	21.9%	64.7%	41.7%	18.3%

Our effective tax rate for the three months ended June 30, 2021 decreased to 21.9% from 64.7%, when compared to the same period in 2020. This change was primarily due to the impact of adjusting our estimate of our annual effective tax rate relative to the loss before benefit from income taxes for the three months ended June 30, 2020. Our effective tax rate for the six months ended June 30, 2021 increased to 41.7% from 18.3%, when compared to the same period in 2020. This change was primarily due to the goodwill impairment and the investment in affiliates impairment which is discrete to the six months ended June 30, 2020 and resulted in no discrete tax benefit. See Note 3 for discussion of the impairment charges. The $66.0 million in settlement charges discussed in Note 16 are discrete to the six months ended June 30, 2021 which resulted in a discrete tax benefit of $17.0 million.

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

Liabilities relating to legal proceedings and government inquiries, to the extent that we have concluded such liabilities are probable and the amounts of such liabilities are reasonably estimable, are recorded in the consolidated balance sheets. The aggregate liabilities recorded as of June 30, 2021 were $66.0 million and as of December 31, 2020 and June 30, 2020 were immaterial. The aggregate range of possible loss related to (i) matters considered reasonably possible, and (ii) reasonably possible amounts in excess of accrued losses recorded for probable loss contingencies, including those related to liquidated damages, could have a material impact on our consolidated financial statements if they become probable and the reasonably estimable amount is determined.

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

On October 23, 2019, a putative class action lawsuit, titled Nasseri v. Granite Construction Incorporated, et. al., was filed in the Superior Court of California, County of Santa Cruz against the Company, James H. Roberts, our former President and Chief Executive Officer, Laurel Krzeminski, our former Chief Financial Officer, and the then-serving Board of Directors on behalf of persons who acquired shares of Company common stock in the Company’s June 2018 merger with Layne. The complaint asserts causes of action under the Securities Act of 1933 and alleges that the registration statement and prospectus were negligently prepared and included materially false and misleading statements and failed to disclose facts required to be disclosed. On August 10, 2020, the court sustained our demurrer dismissing the complaint with leave to amend. On September 16, 2020, the plaintiff filed an amended complaint. We have filed a demurrer seeking to dismiss the amended complaint. On April 9, 2021, the court entered an order overruling our demurrer seeking to dismiss the amended complaint. On May 14, 2021, the plaintiff filed a motion for class certification. On July 26, 2021, we filed a motion to stay the case pending the federal court’s review of the proposed settlement in Police Retirement System of St. Louis v. Granite Construction Incorporated, et al.

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

On April 30, 2021, the class representative filed a motion for preliminary approval of the settlement, which is still under review by the court. The plaintiff in Nasseri v. Granite Construction Incorporated, et al. has been permitted to intervene, although the court has denied his application to be appointed as additional lead plaintiff. If the court preliminarily approves the settlement, members of the settlement class will be provided notice of, and an opportunity to object to, the settlement at a fairness hearing to be held by the court to determine whether the settlement should be finally approved and whether the proposed order and final judgment should be entered. If the court approves the settlement, including the payment and release described above, and enters such order and final judgment, and such judgment is no longer subject to further appeal or other review, the settlement fund will be disbursed in accordance with a plan of allocation approved by the court and the release will be effective to all members of the settlement class.

As a result of entering into the Settlement Agreement, we recorded a pre-tax charge of approximately $66 million in the quarter ended March 31, 2021.

On  May 6, 2020, a stockholder derivative lawsuit was filed in the United States District Court for the Northern District of California against James H. Roberts, our former President and Chief Executive Officer, Jigisha Desai, our former Senior Vice President and Chief Financial Officer and current Executive Vice President and Chief Strategy Officer, Laurel Krzeminski, our former Chief Financial Officer, and our then-current Board of Directors, and the Company, as a nominal defendant, asserting claims for breach of fiduciary duty, unjust enrichment, and violations of the Securities Exchange Act of 1934 that allegedly occurred between April 30, 2018 and October 24, 2019. The lawsuit alleges that the individual defendants each knowingly inflated the Company’s revenue, income, and margins in violation of U.S. GAAP, which caused the results during the relevant periods to be materially false and misleading. The complaint seeks monetary damages and corporate governance reforms. The court has ordered that the lawsuit in the derivative action be stayed until further order of the court or until entry of a final judgment in the putative securities class action lawsuit filed in the United States District Court for the Northern District of California.

On May 12, 2021, a stockholder derivative lawsuit was filed in the Delaware Court of Chancery against James H. Roberts, Jigisha Desai, Laurel Krzeminski, Craig Hall, our Senior Vice President, General Counsel, Corporate Compliance Officer, and Secretary, and our then-current Board of Directors, and the Company, as a nominal defendant, asserting claims for breach of fiduciary duty, unjust enrichment, and aiding and abetting breach of fiduciary duty that allegedly occurred between  April 30, 2018 and  October 24, 2019. The lawsuit alleges that the individual defendants each knowingly inflated the Company’s revenue, income, and margins in violation of U.S. GAAP, which caused the results during the relevant periods to be materially false and misleading. The complaint seeks monetary damages and corporate governance reforms.

We are in the preliminary stages of the litigation and, as a result, we cannot predict the outcome or consequences of these cases, which we intend to defend vigorously.

As of June 30, 2021, other than the $66 million charge described above, we did not record any liability related to the above matters because we concluded such liabilities were not probable and the amounts of such liabilities are not reasonably estimable.

We were informed on July 20, 2021 of an arbitration award denying insurance coverage for claims related to remedial measures undertaken by the general contractor of the Salesforce Tower office building in San Francisco and related damages. Layne was a subcontractor on the foundation for the Salesforce Tower office building in 2013 and 2014. Certain anomalies were discovered in March 2014 in the foundation’s structural concrete, which were remediated by the general contractor during 2015. Layne assigned any insurance claims it may have had under the project’s builder’s risk insurance policy to the general contractor. During 2014, the project owner and the general contractor submitted a claim to the project’s builder’s risk insurers to cover the cost of remedial work and related damages. The claim was denied by the builder’s risk insurers. The project owner and the general contractor subsequently filed a legal proceeding against the insurers seeking coverage under the builder’s risk insurance policy, which proceeding was then transferred by agreement to arbitration. Although we were not a party to this legal proceeding, we believe, based on court filings and developments in the arbitration, that the project owner and the general contractor asserted a claim for damages against the project’s builder’s risk insurers for approximately $100 million. In connection with our acquisition of Layne in June 2018, we assumed any potential liability relating to this project. Based on the arbitration award denying insurance coverage for claims related to remedial measures undertaken by the general contractor of the Salesforce Tower office building and related damages, management believes it is probable that claims could be brought against the Company by the general contractor related to Layne’s involvement in the original project. We believe we have multiple defenses and counterclaims to any claims that are brought against us and intend to defend against the claims and prosecute any counterclaims vigorously. As of the date of this report, no action has been filed against us. While we believe a claim is probable, we do not believe the amount of any liabilities related to the claim are reasonably estimable at this time. Accordingly, no provision has been made in our consolidated financial statements.

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

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

17.  Business Segment Information

Summarized segment information is as follows (in thousands):

Three Months Ended June 30,

	Transportation	Water	Specialty	Materials	Total
2021
Total revenue from reportable segments	$525,235	$113,432	$200,271	$176,841	$1,015,779
Elimination of intersegment revenue	—	—	—	(51,607)	(51,607)
Revenue from external customers	525,235	113,432	200,271	125,234	964,172
Gross profit	59,517	10,563	24,369	22,497	116,946
Depreciation, depletion and amortization	5,570	7,323	5,674	6,681	25,248

2020
Total revenue from reportable segments	$535,101	$109,724	$174,914	$141,858	$961,597
Elimination of intersegment revenue	—	—	—	(45,826)	(45,826)
Revenue from external customers	535,101	109,724	174,914	96,032	915,771
Gross profit	31,197	12,579	25,280	19,287	88,343
Depreciation, depletion and amortization	4,391	9,577	6,737	5,470	26,175

Six Months Ended June 30,

	Transportation	Water	Specialty	Materials	Total
2021
Total revenue from reportable segments	$876,264	$213,185	$355,945	$255,990	$1,701,384
Elimination of intersegment revenue	—	—	—	(67,299)	(67,299)
Revenue from external customers	876,264	213,185	355,945	188,691	1,634,085
Gross profit	95,383	19,129	41,694	24,058	180,264
Depreciation, depletion and amortization	10,082	14,603	10,251	12,315	47,251
Segment assets	308,918	113,986	104,128	364,413	891,445

2020
Total revenue from reportable segments	$886,002	$211,381	$307,953	$206,510	$1,611,846
Elimination of intersegment revenue	—	—	—	(60,148)	(60,148)
Revenue from external customers	886,002	211,381	307,953	146,362	1,551,698
Gross profit	56,566	21,926	14,561	19,089	112,142
Depreciation, depletion and amortization	9,417	19,141	13,120	10,443	52,121
Segment assets	304,312	267,385	123,881	377,909	1,073,487

A reconciliation of segment gross profit to consolidated income (loss) before provision for (benefit from) income taxes is as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Total gross profit from reportable segments	$116,946	$88,343	$180,264	$112,142
Selling, general and administrative expenses	74,069	78,023	149,797	151,239
Non-cash impairment charges (see Note 3)	—	—	—	24,413
Other costs (see Note 3)	5,953	13,659	81,788	18,824
Gain on sales of property and equipment (see Note 12)	(31,636)	(1,190)	(34,190)	(1,813)
Total other (income) expense	(2,806)	606	(719)	9,482
Income (loss) before provision for (benefit from) income taxes	$71,366	$(2,755)	$(16,412)	$(90,003)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Disclosure

From time to time, Granite makes certain comments and disclosures in reports and statements, including in this Quarterly Report on Form 10-Q, or statements made by its officers or directors, that are not based on historical facts, including statements regarding future events, occurrences, circumstances, strategy, activities, performance, outlook, outcomes, guidance, capital expenditures, committed and awarded projects, and results, that may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by words such as “future,” “outlook,” “assumes,” “believes,” “expects,” “estimates,” “anticipates,” “intends,” “plans,” “appears,” “may,” “will,” “should,” “could,” “would,” “continue,” and the negatives thereof or other comparable terminology or by the context in which they are made. In addition, other written or oral statements that constitute forward-looking statements have been made and may in the future be made by or on behalf of Granite. These forward-looking statements are estimates reflecting the best judgment of senior management and reflect our current expectations regarding future events, occurrences, circumstances, strategy, activities, performance, outlook, outcomes, guidance, capital expenditures, committed and awarded projects, and results. These expectations may or may not be realized. Some of these expectations may be based on beliefs, assumptions or estimates that may prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, which could result in our expectations not being realized or otherwise materially affect our business, financial condition, results of operations, cash flows and liquidity. Such risks and uncertainties include, but are not limited to, those more specifically described in our Annual Report on Form 10-K under “Item 1A. Risk Factors.” Due to the inherent risks and uncertainties associated with our forward-looking statements, the reader is cautioned not to place undue reliance on them. The reader is also cautioned that the forward-looking statements contained herein speak only as of the date of this Quarterly Report on Form 10-Q and, except as required by law, we undertake no obligation to revise or update any forward-looking statements for any reason.

Overview

We are one of the largest diversified infrastructure companies in the United States. We are engaged in a wide array of projects including the construction of streets, roads, highways, mass transit facilities, bridges, trenchless and underground utilities, power-related facilities, water-related facilities, well drilling, utilities, tunnels, dams, site preparation, mining services, and construction management professional services. We are also engaged in a variety of infrastructure services including those for airports, residential development, energy development, commercial and industrial sites. We have four reportable business segments: Transportation, Water, Specialty and Materials (see Note 17 of “Notes to the Condensed Consolidated Financial Statements”). In addition to business segments, we review our business by operating groups. Our operating groups are California, Federal, Heavy Civil, Northwest, Midwest and Water and Mineral Services.

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

Current Economic Environment and Outlook

While the COVID-19 pandemic continues to have a significant impact around the country and the world, there has been significant improvement in the United States. Granite’s approach to the pandemic is led by prioritizing the safety, health and hygiene of our employees, customers, suppliers and others with whom we partner in our business activities. As of the end of the second quarter of 2021, our business has largely returned to pre-pandemic levels of activity with locales across our footprint removing most pandemic restrictions. However, we continue to closely monitor developments related to COVID-19, which continue to be highly uncertain and could adversely impact our operations and financial results in future periods.

Our consolidated balance sheet and liquidity continue to be strong through the second quarter of 2021 and we expect it to continue to remain strong as we continue to focus on working capital management and reinvestment in our businesses.

Funding for our public work projects, which is around 75% of our portfolio, is dependent on federal, state, regional and local revenues. At the federal level, on September 30, 2020, Congress approved the one-year extension of the Fixing America’s Surface Transportation (“FAST”) Act with flat funding levels as well as a $13.6 billion infusion to the Highway Trust Fund from the general fund, providing state and local governments the visibility needed to plan for 2021 construction programs. In late December 2020, Congress approved a $10 billion relief spending bill for state departments of transportation as part of the Coronavirus Response and Relief Act to help offset pandemic-induced revenue declines. Based on estimates provided by The Federal Highway Administration, over $1.5 billion of the relief fund is apportioned to Granite Construction’s vertically-integrated businesses. Furthermore, in March 2021, Congress approved the American Rescue Plan Act of 2021 which included $360 billion in Coronavirus State and Local Fiscal Recovery Funds to assist governments' efforts to mitigate fiscal effects on state and local budgets. Within the Coronavirus State and Local Fiscal Recovery Funds, $10 billion is earmarked for infrastructure, with much of it anticipated to go towards clean energy and non-surface transportation projects.

In late June 2021, the Biden Administration and members of a bipartisan Senate group agreed to a roughly $1.2 trillion Bipartisan Infrastructure Framework, proposing for $579 billion in new spending which includes significant new funding proposals for roads, bridges, airports, ports and inland waterway infrastructures. We remain optimistic that Congress and the Administration will jointly move forward in 2021 to pass a long-term solution that addresses infrastructure investment, which we believe will meaningfully improve the programming visibility for state and local governments, starting in mid to late 2022 and then building in following years. At state, regional and local levels, voter-approved state and local transportation measures continue to support infrastructure spending. In the November 2020 elections, voters in 18 states approved 94% of state and local ballot initiatives that will provide an additional $14 billion in one-time and recurring revenue for transportation improvements. In California, our top revenue-generating state, a significant part of the state infrastructure spend is funded through Senate Bill 1 (SB-1), the Road Repair and Accountability Act of 2017, which is a 10-year, $54.2 billion program. Revenue collected through SB-1 is on track to increase over the next 5 years. While we are encouraged by these funding supports, our markets are diverse with some being more impacted by the pandemic.  We closely monitor these funding trends in all our markets and manage our pursuit pipeline accordingly.

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

As further discussed in Note 16 of “Notes to the Condensed Consolidated Financial Statements,” we were informed on July 20, 2021 of an arbitration award denying insurance coverage for claims related to remedial measures undertaken by the general contractor of the Salesforce Tower office building in San Francisco and related damages. Layne was a subcontractor on this project and in connection with our acquisition of Layne in June 2018, we assumed any liability related to it. See “Item 1A. Risk Factors—In connection with acquisitions or divestitures, we may become subject to liabilities” and “Item 1A. Risk Factors - We are involved in lawsuits and legal proceedings in the ordinary course of our business and may in the future be subject to other litigation and legal proceedings, and, if any of these are resolved adversely against us, it could harm our business, financial condition and results of operations” in our Annual Report on Form 10-K for the year ended December 31, 2020 for additional information.

Heavy Civil Strategic Review

The Company continues to focus on the execution of its strategic initiatives related to the Heavy Civil operating group to reduce enterprise exposure to large, complex projects where risks are difficult to mitigate which we refer to as the Old Risk Portfolio. The Company concluded that historical industry pricing and associated risk for this type of work does not align with the Company’s stakeholder expectations. Our focus is to pursue opportunities in markets where Granite’s presence, capabilities and resources provide strategic advantages, coupled with stricter bidding criteria and project approval requirements.

Results of Operations

Our operations are typically affected more by weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability. Therefore, the results of operations of a given quarter are not indicative of the results to be expected for the full year.

The following table presents a financial summary for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Total revenue	$964,172	$915,771	$1,634,085	$1,551,698
Gross profit	116,946	88,343	180,264	112,142
Selling, general and administrative expenses	74,069	78,023	149,797	151,239
Non-cash impairment charges (see Note 3 of “Notes to the Condensed Consolidated Financial Statements”)	—	—	—	24,413
Other costs (see Note 3 of “Notes to the Condensed Consolidated Financial Statements”)	5,953	13,659	81,788	18,824
Gain on sales of property and equipment, net (see Note 12 of “Notes to the Condensed Consolidated Financial Statements”)	(31,636)	(1,190)	(34,190)	(1,813)
Operating income (loss)	68,560	(2,149)	(17,131)	(80,521)
Total other (income) expense	(2,806)	606	(719)	9,482
Amount attributable to non-controlling interests	(1,286)	4,378	(2,158)	11,546
Net income (loss) attributable to Granite Construction Incorporated	54,461	3,405	(11,734)	(61,965)

Revenue

Total Revenue by Segment

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2021		2020		2021		2020
Transportation	$525,235	54.5%	$535,101	58.4%	$876,264	53.7%	$886,002	57.2%
Water	113,432	11.8	109,724	12.0	213,185	13.0	211,381	13.6
Specialty	200,271	20.8	174,914	19.1	355,945	21.8	307,953	19.8
Materials	125,234	12.9	96,032	10.5	188,691	11.5	146,362	9.4
Total	$964,172	100.0%	$915,771	100.0%	$1,634,085	100.0%	$1,551,698	100.0%

Transportation Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2021		2020		2021		2020
California	$176,307	33.6%	$159,022	29.7%	$287,677	32.8%	$253,954	28.7%
Federal	3,297	0.6	1,768	0.3	5,151	0.6	2,166	0.2
Heavy Civil	155,868	29.7	187,103	35.0	307,611	35.1	354,529	40.0
Midwest	32,223	6.1	34,942	6.5	49,178	5.6	59,185	6.7
Northwest	157,540	30.0	152,266	28.5	226,647	25.9	216,168	24.4
Total	$525,235	100.0%	$535,101	100.0%	$876,264	100.0%	$886,002	100.0%

Transportation revenue for the three and six months ended June 30, 2021 decreased by $9.9 million, or 1.8%, and $9.7 million, or 1.1%, respectively, when compared to 2020 primarily driven by certain Heavy Civil operating group projects, including those in the Old Risk Portfolio, nearing completion. These decreases were partially offset by increases in the California operating group from beginning the periods with higher CAP (see “Committed and Awarded Projects” section for definition of CAP), increased awards in the California and Northwest operating groups and in the Heavy Civil operating group from a decrease in the net negative impact of revisions in estimates when compared to 2020 (see Note 4 of “Notes to the Condensed Consolidated Financial Statements” for more information). During the three and six months ended June 30, 2021 and 2020, the majority of revenue earned in the Transportation segment was from the public sector.

Table of Content

Water Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2021		2020		2021		2020
California	$7,982	7.0%	$8,215	7.4%	$18,981	8.9%	$13,727	6.5%
Federal	27	—	587	0.5	157	0.1	968	0.5
Heavy Civil	6,056	5.3	11,173	10.2	13,398	6.3	18,275	8.6
Midwest	—	—	152	0.1	—	—	152	0.1
Northwest	644	0.6	2,243	2.1	2,078	1.0	3,900	1.8
Water and Mineral Services	98,723	87.1	87,354	79.7	178,571	83.7	174,359	82.5
Total	$113,432	100.0%	$109,724	100.0%	$213,185	100.0%	$211,381	100.0%

Water revenue for the three and six months ended June 30, 2021 increased by $3.7 million, or 3.4%, and $1.8 million, or 0.9%, respectively, when compared to 2020. The increases were primarily driven by increased demand for water supply and maintenance services amidst the western U.S. drought conditions, as well as lower activity levels in 2020 as a result of the COVID-19 pandemic which caused delays in awarded projects and deferrals in bidding processes. During the three and six months ended June 30, 2021 and 2020, the majority of revenue earned in the Water segment was from the public sector.

Specialty Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2021		2020		2021		2020
California	$51,435	25.7%	$50,965	29.1%	$97,133	27.3%	$95,453	31.0%
Federal	18,847	9.4	23,504	13.4	40,933	11.5	49,995	16.2
Heavy Civil	26,213	13.1	11,577	6.6	48,227	13.5	15,071	4.9
Midwest	25,436	12.7	38,648	22.1	45,768	12.9	50,151	16.3
Northwest	51,550	25.7	36,787	21.1	77,457	21.8	68,400	22.2
Water and Mineral Services	26,790	13.4	13,433	7.7	46,427	13.0	28,883	9.4
Total	$200,271	100.0%	$174,914	100.0%	$355,945	100.0%	$307,953	100.0%

Specialty revenue for the three and six months ended June 30, 2021 increased by $25.4 million, or 14.5%, and $48.0 million, or 15.6%, respectively, when compared to 2020. These increases were primarily driven by project progression in the Heavy Civil operating group, new awards in the Northwest operating group and recovery from the pandemic in the Water and Mineral Service operating group, partially offset by projects nearing completion in the Midwest operating group. During the three and six months ended June 30, 2021 and 2020, revenue earned in the Specialty segment was from both the public and private sectors.

Materials Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2021		2020		2021		2020
California	$70,490	56.3%	$52,229	54.4%	$112,446	59.6%	$85,496	58.4%
Northwest	50,756	40.5	40,685	42.4	68,161	36.1	55,138	37.7
Water and Mineral Services	3,988	3.2	3,118	3.2	8,084	4.3	5,728	3.9
Total	$125,234	100.0%	$96,032	100.0%	$188,691	100.0%	$146,362	100.0%

Materials revenue for the three and six months ended June 30, 2021 increased by $29.2 million, or 30.4%, and $42.3 million, or 28.9%, when compared to 2020 primarily due to an increase in volume in both asphalt and aggregates.

Committed and Awarded Projects

Effective during the three months ended June 30, 2021, on a retroactive basis, we renamed contract backlog to Committed and Awarded Projects (“CAP”) and added the general construction portion of construction management/general contractor contracts to the extent contract execution and funding is probable. This is the same presentation used in our quarterly earnings calls and press releases. Prior period amounts have been revised to reflect this change.

We generally include a project in our unearned revenue at the time a contract is awarded and to the extent we believe contract execution and funding is probable. Certain government contracts where funding is appropriated on a periodic basis are included in unearned revenue at the time of the award when it is probable the contract value will be funded and executed. Contract options and task orders are included in unearned revenue when exercised or issued, respectively. Other awards include awarded contracts with unexercised contract options or unissued task orders to the extent option exercise or task order issuance is probable, respectively. Other awards also include the general construction portion of construction management/general contractor projects to the extent award, contract execution and funding are probable.

Total CAP by Segment

(dollars in thousands)	June 30, 2021		March 31, 2021		June 30, 2020
Transportation	$2,894,115	65.1%	$3,028,893	68.1%	$3,251,646	78.0%
Water	531,858	12.0	339,030	7.6	232,133	5.6
Specialty	1,019,318	22.9	1,083,971	24.3	681,255	16.4
Total	$4,445,291	100.0%	$4,451,894	100.0%	$4,165,034	100.0%

Transportation CAP

(dollars in thousands)	June 30, 2021		March 31, 2021		June 30, 2020
Unearned revenue	$2,075,498	71.7%	$2,064,848	68.2%	$2,626,520	80.8%
Other awards (1)	818,617	28.3	964,045	31.8	625,126	19.2
Total	$2,894,115	100.0%	$3,028,893	100.0%	$3,251,646	100.0%

(1) Other awards include awarded contracts with unexercised contract options or unissued task orders to the extent option exercise or task order issuance is probable, respectively, as well as the general construction portion of construction management/general contractor contracts to the extent contract execution is probable.

(dollars in thousands)	June 30, 2021		March 31, 2021		June 30, 2020
California	$1,152,327	39.7%	$1,130,684	37.3%	$923,918	28.4%
Federal	7,303	0.3	10,028	0.3	16,464	0.5
Heavy Civil	622,490	21.5	774,122	25.6	1,188,678	36.6
Midwest	230,184	8.0	258,298	8.5	214,016	6.6
Northwest	881,811	30.5	855,761	28.3	908,570	27.9
Total	$2,894,115	100.0%	$3,028,893	100.0%	$3,251,646	100.0%

Transportation CAP of $2.9 billion at June 30, 2021 was $134.8 million, or 4.4%, lower than at March 31, 2021 primarily due to progress on existing projects and fewer awarded contracts in the Heavy Civil operating group, consistent with our strategy to narrow the footprint of this group, as discussed in the “Current Economic Environment and Outlook” above. Significant new awards during the three months ended June 30, 2021 included a $151.0 million highway construction project in California, a $16.0 million airport project in Alaska, a $44.1 million corridor improvement project in Nevada, a $28.0 million interchange access ramp construction project in Washington, and an $18.7 million road reconstruction project in Utah.

Non-controlling partners’ share of Transportation CAP as of June 30, 2021, March 31, 2021 and June 30, 2020 was $212.1 million, $248.4 million and $280.0 million, respectively. Four contracts in our Transportation segment had total forecasted losses with remaining revenue of $303.1 million, or 10.5%, of Transportation CAP at June 30, 2021.

Water CAP

(dollars in thousands)	June 30, 2021		March 31, 2021		June 30, 2020
Unearned revenue	$362,713	68.2%	$190,253	56.1%	$227,864	98.2%
Other awards (1)	169,145	31.8	148,777	43.9	4,269	1.8
Total	$531,858	100.0%	$339,030	100.0%	$232,133	100.0%

(1) Other awards include awarded contracts with unexercised contract options or unissued task orders to the extent option exercise or task order issuance is probable, respectively, as well as the general construction portion of construction management/general contractor contracts to the extent contract execution is probable.

(dollars in thousands)	June 30, 2021		March 31, 2021		June 30, 2020
California	$44,066	8.3%	$27,754	8.2%	$61,151	26.3%
Federal	73	—	100	—	861	0.4
Heavy Civil	161,632	30.4	6,791	2.0	34,961	15.1
Midwest	—	—	—	—	—	—
Northwest	61,891	11.6	24,423	7.2	330	0.1
Water and Mineral Services	264,196	49.7	279,962	82.6	134,830	58.1
Total	$531,858	100.0%	$339,030	100.0%	$232,133	100.0%

Water CAP of $531.9 million as of June 30, 2021 was $192.8 million, or 56.9%, higher than at March 31, 2021 primarily due to new awards in the Heavy Civil and Northwest operating groups. Significant new awards during the three months ended June 30, 2021 included a $160.5 million dam project in Texas.

Specialty CAP

(dollars in thousands)	June 30, 2021		March 31, 2021		June 30, 2020
Unearned revenue	$1,013,810	99.5%	$1,070,636	98.8%	$681,255	100.0%
Other awards (1)	5,508	0.5	13,335	1.2	—	—
Total	$1,019,318	100.0%	$1,083,971	100.0%	$681,255	100.0%

(1) Other awards include awarded contracts with unexercised contract options or unissued task orders to the extent option exercise or task order issuance is probable, respectively, as well as the general construction portion of construction management/general contractor contracts to the extent contract execution is probable.

(dollars in thousands)	June 30, 2021		March 31, 2021		June 30, 2020
California	$155,686	15.3%	$165,471	15.2%	$122,989	18.0%
Federal	102,972	10.1	122,256	11.3	123,169	18.1
Heavy Civil	172,819	17.0	193,933	17.9	233,068	34.2
Midwest	295,446	28.9	350,063	32.3	112,299	16.5
Northwest	292,395	28.7	252,248	23.3	89,730	13.2
Total	$1,019,318	100.0%	$1,083,971	100.0%	$681,255	100.0%

Specialty CAP of $1.0 billion as of June 30, 2021 was $64.7 million, or 6.0%, lower than at March 31, 2021 due to progress on existing projects in all operating groups, partially offset by increased awards in the Northwest operating group.

Non-controlling partners’ share of Specialty CAP as of June 30, 2021, March 31, 2021 and June 30, 2020 was $61.5 million, $72.9 million and $71.0 million, respectively.

Gross Profit

The following table presents gross profit by business segment for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Transportation	$59,517	$31,197	$95,383	$56,566
Percent of segment revenue	11.3%	5.8%	10.9%	6.4%
Water	10,563	12,579	19,129	21,926
Percent of segment revenue	9.3	11.5	9.0	10.4
Specialty	24,369	25,280	41,694	14,561
Percent of segment revenue	12.2	14.5	11.7	4.7
Materials	22,497	19,287	24,058	19,089
Percent of segment revenue	18.0	20.1	12.7	13.0
Total gross profit	$116,946	$88,343	$180,264	$112,142
Percent of total revenue	12.1%	9.6%	11.0%	7.2%

Transportation gross profit for the three and six months ended June 30, 2021 increased by $28.3 million, or 90.8%, and $38.8 million, or 68.6%, respectively, when compared to 2020 primarily due to a decrease in the negative net impact from revisions in estimates in our Heavy Civil operating group Old Risk Portfolio, partially offset by projects nearing completion (see Note 4 of “Notes to the Condensed Consolidated Financial Statements”).

Water gross profit for the three and six months ended June 30, 2021 decreased by $2.0 million, or 16.0%, and $2.8 million, or 12.8%, respectively, when compared to 2020. The decreases were primarily due to an increase in weather-related costs on one project in the Heavy Civil operating group and increased costs on a California operating group project from extended project duration, partially offset by an increase in the Water and Mineral Services operating group from increased revenue.

Specialty gross profit for the three months ended June 30, 2021 remained relatively unchanged when compared to 2020 and increased by $27.1 million, or over 100%, for the six months ended June 30, 2021 primarily due to a decrease in the negative net impact from revisions in estimates in our Midwest operating group (see Note 4 of “Notes to the Condensed Consolidated Financial Statements”).

Materials gross profit for the three and six months ended June 30, 2021 increased by $3.2 million, or 16.6%, and $5.0 million, or 26.0%, respectively, when compared to 2020 due to an increase in volume in both asphalt and aggregates.

Selling, General and Administrative Expenses

The following table presents the components of selling, general and administrative expenses for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Selling
Salaries and related expenses	$16,925	$17,351	$34,641	$33,917
Restricted stock unit amortization	347	306	1,026	738
Other selling expenses	706	1,861	2,249	6,571
Total selling	17,978	19,518	37,916	41,226
General and administrative
Salaries and related expenses	28,133	26,779	57,513	54,914
Restricted stock unit amortization	995	703	2,331	2,122
Other general and administrative expenses	26,963	31,023	52,037	52,977
Total general and administrative	56,091	58,505	111,881	110,013
Total selling, general and administrative	$74,069	$78,023	$149,797	$151,239
Percent of revenue	7.7%	8.5%	9.2%	9.7%

Selling Expenses

Selling expenses include the costs for estimating and bidding including customer reimbursements for portions of our selling/bid submission expenses (i.e. stipends), business development and materials facility permits. Selling expenses can vary depending on the volume of projects in process and the number of employees assigned to estimating and bidding activities. As projects are completed or the volume of work slows down, we temporarily redeploy project employees to bid on new projects, moving their salaries and related costs from cost of revenue to selling expenses. Selling expenses for the three and six months ended June 30, 2021 decreased by $1.5 million, or 7.9%, and $3.3 million, or 8.0%, respectively, when compared to 2020 due to decreases in other selling expenses from reduced estimating and bidding costs.

General and Administrative Expenses

General and administrative expenses include costs related to our operational offices that are not allocated to direct contract costs and expenses related to our corporate functions. Other general and administrative expenses include travel and entertainment, outside services, information technology, depreciation, occupancy, training, office supplies, changes in the fair market value of our Non-Qualified Deferred Compensation plan liability and other miscellaneous expenses. General and administrative expenses for the three and six months ended June 30, 2021 remained relatively unchanged when compared to the same periods in 2020.

Gain on Sales of Property and Equipment, net

The following table presents the gain on sales of property and equipment, net for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020		2020
Gain on sales of property and equipment, net	$(31,636)	$(1,190)	$(34,190)	$(1,813)

Gain on sales of property and equipment, net for the three and six months ended June 30, 2021 increased by $30.4 million, or over 100%, and $32.4 million, or over 100%, respectively, when compared to 2020 due to the sale of two properties in California on June 30, 2021, as part of our ongoing asset optimization plan. See Note 12 of “Notes to the Condensed Consolidated Financial Statements” for more information.

Income Taxes

The following table presents the provision for (benefit from) income taxes for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Provision for (benefit from) income taxes	$15,619	$(1,782)	$(6,836)	$(16,492)
Effective tax rate	21.9%	64.7%	41.7%	18.3%

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

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, short-term investments, available borrowing capacity and cash generated from operations. We may also from time to time access our revolving credit facility, issue and sell equity, debt or hybrid securities or engage in other capital markets transactions. As of June 30, 2021, our cash and cash equivalents consisted of deposits and money market funds held with established national financial institutions and our marketable securities consisted of U.S. Government and agency obligations. Our credit facility consists of a term loan and a revolving credit facility. Of the $275.0 million revolving credit facility capacity, $226.6 million was available for borrowing at June 30, 2021. See Note 13 of “Notes to the Condensed Consolidated Financial Statements” for further discussion regarding our credit facility.

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

In evaluating our liquidity position and needs, we consider cash and cash equivalents held by our consolidated construction joint ventures (“CCJVs”). The following table presents our cash, cash equivalents and marketable securities, including amounts from our CCJVs, as of the respective dates:

(in thousands)	June 30, 2021	December 31, 2020	June 30, 2020
Cash and cash equivalents excluding CCJVs	$285,327	$361,317	$195,422
CCJV cash and cash equivalents (1)	107,854	74,819	93,500
Total consolidated cash and cash equivalents	393,181	436,136	288,922
Short-term and long-term marketable securities (2)	10,850	5,200	5,896
Total cash, cash equivalents and marketable securities	$404,031	$441,336	$294,818

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

Granite’s portion of CCJV cash and cash equivalents was $62.3 million, $42.6 million and $55.1 million as of June 30, 2021, December 31, 2020 and June 30, 2020, respectively. Excluded from the table above is Granite’s portion of unconsolidated construction joint venture cash and cash equivalents of $47.5 million, $58.9 million and $65.6 million as of June 30, 2021, December 31, 2020 and June 30, 2020, respectively.

Cash Flows

	Six Months Ended June 30,
(in thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$(31,004)	$12,483
Investing activities	1,661	(21,407)
Financing activities	(13,612)	31,250

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

Cash used in operating activities of $ 31.0 million for the  six months ended June 30, 2021 represents a $ 43.5 million decrease when compared to cash provided by operating activities in the same period of  2020. The change was primarily due to a $41.0 million decrease in cash provided by net loss after adjusting for non-cash items, a $ 45.1 million increase in cash used in working capital and a $23.5 million increase in contributions, net of distributions, to unconsolidated joint ventures and affiliates. The increase in cash used in working capital was primarily due to increased activity from CCJVs, partially offset by a decrease in cash used by accounts payable from payment timing differences.

Related to the securities litigation settlement, which remains subject to court approval, discussed in Note 16 of “Notes to the Condensed Consolidated Financial Statements,” we have separately presented the $129.0 million liability and the associated $63.0 million insurance receivable in the condensed consolidated statement of cash flows. During the six months ended June 30, 2021, there was no impact on operating cash flow as both are expected to settle during the second half of 2021, subject to court approval.

Investing activities

Cash provided by investing activities of $1.7 million for the six months ended June 30, 2021 represents a $23.1 million increase when compared to 2020 primarily from the sale of two properties in California. This increase was partially offset by a decrease in proceeds from maturities and called marketable securities.

Financing activities

Cash used in financing activities of $13.6 million for the six months ended June 30, 2021 represents a $44.9 million decrease when compared to 2020 primarily due to a decrease in debt proceeds, partially offset by an increase in contributions from non-controlling partners, net of distributions.

Capital Expenditures

During the six months ended June 30, 2021, we had capital expenditures of $46.4 million compared to $52.2 million during 2020. Major capital expenditures are typically for aggregate and asphalt production facilities, aggregate reserves, construction equipment, buildings and leasehold improvements and investments in our information technology systems. The timing and amount of such expenditures can vary based on the progress of planned capital projects, the type and size of construction projects, changes in business outlook and other factors. We currently anticipate 2021 capital expenditures to be $100.2 million for the full year.

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

Surety Bonds and Real Estate Mortgages

We are generally required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At June 30, 2021, approximately $3.0 billion of our CAP was bonded. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds after the owner accepts the work performed under contract. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.

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

The most significant financial covenants under the terms of our Credit Agreement require the maintenance of a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio. As of June 30, 2021, the Consolidated Leverage Ratio was 1.69, which did not exceed the maximum of 3.00. Our Consolidated Interest Coverage Ratio was 8.26, which exceeded the minimum of 4.00.

Share Repurchase Program

As announced on April 29, 2016, on April 7, 2016, the Board of Directors authorized us to repurchase up to $200.0 million of our common stock at management’s discretion. As part of this authorization we have established a plan to facilitate common stock repurchases. As of June 30, 2021, $157.2 million of the authorization remained available. The specific timing and amount of any future repurchases will vary based on market conditions, securities law limitations and other factors.

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

There has been no material change in our exposure to market risk from what was previously disclosed in our 2020 Annual Report on Form 10-K.

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

Remediation Plan and Status

As disclosed in our 2020 Annual Report on Form 10-K, Company management, with the assistance of outside consultants, began reviewing and revising our internal control over financial reporting in 2020 in response to the material weaknesses identified in connection with the Audit/Compliance Committee’s independent Investigation. Management has evaluated the impact of the material weaknesses and has developed and implemented a plan to remediate the control deficiencies that contributed to the material weaknesses. To date, we have taken the following actions to remediate the material weaknesses:

●	we implemented oversight, training and communication programs to reinforce: (1) our ethical standards and Code of Conduct across the Company, which emphasized, among other things, the purpose and availability of the anonymous whistleblower hotline, (2) the responsibilities and obligations of public company officers, (3) our cost forecasting processes and policies, including proper and contemporaneous documentation to support cost forecast adjustments, (4) the principles and requirements of each cost forecasting control and (5) reporting communication protocols for internal audit reports;
●	we implemented additional internal controls related to cost forecasts including reviews from individuals who are independent of the operating group; and
●

we took appropriate personnel actions, including separations, dismissals and changes in leadership and/or responsibilities and implemented other organizational changes, including changes in reporting structures.

We will continue to execute and monitor the newly implemented programs, processes and controls that were implemented as part of our remediation plan. However, the material weaknesses described in our 2020 Annual Report on Form 10-K will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Additionally, we may take additional measures to address the control deficiencies or modify the remediation plan described above.

Changes in Internal Control Over Financial Reporting

Except for the changes implemented as part of our remediation plan discussed above, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended June 30, 2021.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended June 30, 2021:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
April 1, 2021 through April 30, 2021	—	$—	—	$157,165,044
May 1, 2021 through May 31, 2021	375	$41.72	—	$157,165,044
June 1, 2021 through June 30, 2021	4,607	$46.23	—	$157,165,044
	4,982	$45.89	—

(1) On June 2, 2021, the Company’s stockholders approved the 2021 Equity Incentive Plan, which replaced the Amended and Restated 2012 Equity Incentive Plan. The number of shares purchased is in connection with employee tax withholding for restricted stock units vested under our 2012 and 2021 Equity Incentive Plans.
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

Item 6.	EXHIBITS

10.1	*	Stipulation and Agreement of Settlement, dated as of April 29, 2021 [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 30, 2021]
10.2	*	Granite Construction Incorporated 2021 Equity Incentive Plan [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 4, 2021]
10.3	*	Form of Non-Employee Director Restricted Stock Unit Agreement [Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 4, 2021]
10.4	*	Form of Employee Service Award Restricted Stock Unit Agreement [Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 4, 2021]
10.5	*	Form of Employee TSR Award Restricted Stock Unit Agreement [Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 4, 2021]
31.1	†	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	†	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	††	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95	†	Mine Safety Disclosure
101.INS	†	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)
101.SCH	†	Inline XBRL Taxonomy Extension Schema
101.CAL	†	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	†	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	†	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	†	Inline XBRL Taxonomy Extension Presentation Linkbase
104	†	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Incorporated by reference
†	Filed herewith
††	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE CONSTRUCTION INCORPORATED

Date:	July 29, 2021	By:	/s/ Elizabeth L. Curtis
Elizabeth L. Curtis
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)