Form 10-Q
period 2021-09-30
GRANITE CONSTRUCTION INC
filed 2021-10-28
CIK 861459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 22, 2021.

Class	Outstanding
Common stock, $0.01 par value	45,826,735

Index

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
Condensed Consolidated Balance Sheets as of September 30, 2021, December 31, 2020 and September 30, 2020
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2021 and 2020
Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2021 and 2020
Condensed Consolidated Statements of Shareholders’ Equity for the Three and Nine Months Ended September 30, 2021 and 2020
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020
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
SIGNATURES
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32
EXHIBIT 95
EXHIBIT 101.INS
EXHIBIT 101.SCH
EXHIBIT 101.CAL
EXHIBIT 101.DEF
EXHIBIT 101.LAB
EXHIBIT 101.PRE
EXHIBIT 104

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited - in thousands, except share and per share data)

	September 30, 2021	December 31, 2020	September 30, 2020
ASSETS
Current assets
Cash and cash equivalents ($119,611, $74,819 and $92,587 related to consolidated construction joint ventures (“CCJVs”))	$464,049	$436,136	$388,024
Receivables, net ($42,530, $56,147 and $32,028 related to CCJVs)	684,822	540,812	661,948
Contract assets ($42,792, $33,838 and $27,528 related to CCJVs)	204,046	164,939	159,939
Inventories	77,412	82,362	102,111
Equity in construction joint ventures	195,354	188,798	184,980
Other current assets ($9,954, $13,252 and $13,634 related to CCJVs)	39,749	42,199	48,300
Total current assets	1,665,432	1,455,246	1,545,302
Property and equipment, net ($17,534, $23,704 and $25,765 related to CCJVs)	510,658	527,016	536,256
Long-term marketable securities	10,600	5,200	5,700
Investments in affiliates	72,415	75,287	76,464
Goodwill	116,788	116,777	116,691
Right of use assets	58,226	62,256	68,276
Deferred income taxes, net	41,228	41,839	39,439
Other noncurrent assets	86,409	96,375	100,145
Total assets	$2,561,756	$2,379,996	$2,488,273

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$8,718	$8,278	$8,253
Accounts payable ($62,547, $53,033 and $50,503 related to CCJVs)	397,152	359,160	385,259
Contract liabilities ($56,914, $79,777 and $73,426 related to CCJVs)	195,267	171,321	189,430
Accrued expenses and other current liabilities ($5,238, $4,410 and $4,553 related to CCJVs)	499,214	404,497	391,651
Total current liabilities	1,100,351	943,256	974,593
Long-term debt	331,192	330,522	405,644
Long-term lease liabilities	39,908	46,769	51,879
Deferred income taxes, net	3,168	3,155	3,417
Other long-term liabilities	64,783	64,684	63,741
Commitments and contingencies (see Note 16)
Equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	—	—	—
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding: 45,826,409 shares as of September 30, 2021, 45,668,541 shares as of December 31, 2020 and 45,655,682 shares as of September 30, 2020	458	457	457
Additional paid-in capital	558,121	555,407	554,303
Accumulated other comprehensive loss	(3,468)	(5,035)	(6,000)
Retained earnings	430,074	424,835	422,846
Total Granite Construction Incorporated shareholders’ equity	985,185	975,664	971,606
Non-controlling interests	37,169	15,946	17,393
Total equity	1,022,354	991,610	988,999
Total liabilities and equity	$2,561,756	$2,379,996	$2,488,273

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited - in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Transportation	$568,186	$623,999	$1,444,450	$1,510,001
Water	121,968	106,599	335,153	317,980
Specialty	234,300	205,134	590,245	513,087
Materials	137,675	129,457	326,366	275,819
Total revenue	1,062,129	1,065,189	2,696,214	2,616,887
Cost of revenue
Transportation	509,683	569,677	1,290,564	1,399,113
Water	112,092	94,042	306,148	283,497
Specialty	203,442	171,842	517,693	465,234
Materials	116,977	103,631	281,610	230,904
Total cost of revenue	942,194	939,192	2,396,015	2,378,748
Gross profit	119,935	125,997	300,199	238,139
Selling, general and administrative expenses	77,603	72,889	227,400	224,128
Non-cash impairment charges (see Note 3)	—	132,277	—	156,690
Other costs (see Note 3)	3,759	9,689	85,547	28,513
Gain on sales of property and equipment, net (see Note 12)	(5,159)	(3,057)	(39,349)	(4,870)
Operating income (loss)	43,732	(85,801)	26,601	(166,322)
Other (income) expense
Interest income	(293)	(755)	(737)	(2,813)
Interest expense	5,131	6,359	16,019	17,902
Equity in income of affiliates, net	(2,539)	(2,353)	(10,578)	(4,415)
Other expense (income), net	106	(1,967)	(3,018)	92
Total other expense, net	2,405	1,284	1,686	10,766
Income (loss) before provision for (benefit from) income taxes	41,327	(87,085)	24,915	(177,088)
Provision for (benefit from) income taxes	8,904	11,272	2,068	(5,220)
Net income (loss)	32,423	(98,357)	22,847	(171,868)
Amount attributable to non-controlling interests	2,620	7,195	462	18,741
Net income (loss) attributable to Granite Construction Incorporated	$35,043	$(91,162)	$23,309	$(153,127)

Net income (loss) per share attributable to common shareholders (see Note 14)
Basic	$0.76	$(2.00)	$0.51	$(3.36)
Diluted	$0.73	$(2.00)	$0.49	$(3.36)
Weighted average shares of common stock
Basic	45,821	45,654	45,773	45,598
Diluted	47,906	45,654	47,522	45,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited - in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$32,423	$(98,357)	$22,847	$(171,868)
Other comprehensive (loss) income, net of tax:
Net unrealized (loss) gain on derivatives	$(945)	$(904)	$282	$(3,999)
Less: reclassification for net losses included in interest expense	379	358	1,557	798
Net change	$(566)	$(546)	$1,839	$(3,201)
Foreign currency translation adjustments, net	(151)	344	(273)	(156)
Other comprehensive (loss) income	$(717)	$(202)	$1,566	$(3,357)
Comprehensive income (loss)	$31,706	$(98,559)	$24,413	$(175,225)
Non-controlling interests in comprehensive income	2,620	7,195	462	18,741
Comprehensive income (loss) attributable to Granite Construction Incorporated	$34,326	$(91,364)	$24,875	$(156,484)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited - in thousands, except share data)

	Outstanding Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Granite Shareholders’ Equity	Non-controlling Interests	Total Equity
Balances at June 30, 2021	45,818,719	$458	$556,615	$(2,750)	$401,061	$955,384	$32,858	$988,242
Net income (loss)	—	—	—	—	35,043	35,043	(2,620)	32,423
Other comprehensive loss	—	—	—	(717)	—	(717)	—	(717)
Purchases of common stock (1)	(2,683)	—	(105)	—	—	(105)	—	(105)
Restricted stock units (“RSUs”) vested	10,399	—	—	—	—	—	—	—
Dividends on common stock ($0.13 per share)	—	—	—	—	(5,958)	(5,958)	—	(5,958)
Transactions with non-controlling interests	—	—	—	—	—	—	6,931	6,931
Amortized RSUs and other	(26)	—	1,611	(1)	(72)	1,538	—	1,538
Balances at September 30, 2021	45,826,409	$458	$558,121	$(3,468)	$430,074	$985,185	$37,169	$1,022,354

Balances at June 30, 2020	45,651,914	$458	$553,038	$(5,800)	$520,025	$1,067,721	$23,039	$1,090,760
Net loss	—	—	—	—	(91,162)	(91,162)	(7,195)	(98,357)
Other comprehensive loss	—	—	—	(202)	—	(202)	—	(202)
Purchases of common stock (1)	(1,352)	—	(25)	—	—	(25)	—	(25)
RSUs vested	5,133	—	—	—	—	—	—	—
Dividends on common stock ($0.13 per share)	—	—	—	—	(5,935)	(5,935)	—	(5,935)
Transactions with non-controlling interests	—	—	—	—	—	—	1,549	1,549
Amortized RSUs and other	(13)	(1)	1,290	2	(82)	1,209	—	1,209
Balances at September 30, 2020	45,655,682	$457	$554,303	$(6,000)	$422,846	$971,606	$17,393	$988,999

Balances at December 31, 2020	45,668,541	$457	$555,407	$(5,035)	$424,835	$975,664	$15,946	$991,610
Net income (loss)	—	—	—	—	23,309	23,309	(462)	22,847
Other comprehensive income	—	—	—	1,566	—	1,566	—	1,566
Purchases of common stock (1)	(65,283)	(1)	(2,602)	—	—	(2,603)	—	(2,603)
RSUs vested	223,966	2	(2)	—	—	—	—	—
Dividends on common stock ($0.13 per share)	—	—	—	—	(17,867)	(17,867)	—	(17,867)
Transactions with non-controlling interests	—	—	—	—	—	—	21,685	21,685
Amortized RSUs and other	(815)	—	5,318	1	(203)	5,116	—	5,116
Balances at September 30, 2021	45,826,409	$458	$558,121	$(3,468)	$430,074	$985,185	$37,169	$1,022,354

Balances at December 31, 2019	45,503,805	$456	$549,307	$(2,645)	$594,353	$1,141,471	$36,945	$1,178,416
Net loss	—	—	—	—	(153,127)	(153,127)	(18,741)	(171,868)
Other comprehensive loss	—	—	—	(3,357)	—	(3,357)	—	(3,357)
Purchases of common stock (1)	(55,273)	(1)	(750)	—	—	(751)	—	(751)
RSUs vested	173,493	2	—	—	—	2	—	2
Dividends on common stock ($0.13 per share)	—	—	—	—	(17,797)	(17,797)	—	(17,797)
Effect of adopting Topic 326	—	—	—	—	(366)	(366)	—	(366)
Transactions with non-controlling interests	—	—	—	—	—	—	(810)	(810)
Amortized RSUs and other	33,657	—	5,746	2	(217)	5,531	(1)	5,530
Balances at September 30, 2020	45,655,682	$457	$554,303	$(6,000)	$422,846	$971,606	$17,393	$988,999
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

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - in thousands)

Nine Months Ended September 30,	2021	2020
Operating activities
Net income (loss)	$22,847	$(171,868)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	81,008	84,713
Amortization related to the 2.75% Convertible Notes (see Note 13)	7,038	6,458
Gain on sales of property and equipment, net (see Note 12)	(39,349)	(4,870)
Stock-based compensation	5,181	5,203
Equity in net (income) loss from unconsolidated joint ventures	(8,027)	38,529
Net income from affiliates	(10,578)	(4,415)
Non-cash impairment charges (see Note 3)	—	156,690
Other non-cash adjustments	664	3,067
Changes in assets and liabilities:
Accrual for legal settlement (see Note 16)	129,000	—
Insurance receivable for legal settlement (see Note 16)	(63,000)	—
Receivables	(81,072)	(98,118)
Contract assets, net	(17,155)	144,558
Inventories	4,951	(13,226)
Contributions to unconsolidated construction joint ventures	(61,780)	(38,044)
Distributions from unconsolidated construction joint ventures and affiliates	14,379	9,279
Other assets, net	(102)	(6,208)
Accounts payable	47,223	(16,559)
Accrued expenses and other liabilities, net	28,694	43,477
Net cash provided by operating activities	59,922	138,666
Investing activities
Purchases of marketable securities	(5,000)	(9,996)
Maturities of marketable securities	—	10,000
Proceeds from called marketable securities	—	24,996
Purchases of property and equipment	(72,964)	(74,901)
Proceeds from sales of property and equipment (see Note 12)	58,002	12,283
Other investing activities, net	2,581	(4,283)
Net cash used in investing activities	(17,381)	(41,901)
Financing activities
Proceeds from debt	—	50,000
Debt principal repayments	(6,795)	(6,321)
Cash dividends paid	(17,846)	(17,777)
Repurchases of common stock	(2,603)	(753)
Contributions from non-controlling partners	15,701	9,250
Distributions to non-controlling partners	(3,022)	(10,060)
Other financing activities, net	(63)	324
Net cash (used in) provided by financing activities	(14,628)	24,663
Net increase in cash, cash equivalents and restricted cash	27,913	121,428
Cash, cash equivalents and $1,512 and $5,835 in restricted cash at beginning of period	437,648	268,108
Cash, cash equivalents and $1,512 in restricted cash at end of each period	$465,561	$389,536
Supplementary Information
Right of use assets obtained in exchange for lease obligations	$13,731	$9,486
Cash paid for operating lease liabilities	16,967	16,137
Cash paid during the period for:
Interest	$9,215	$11,966
Income taxes	1,869	2,360
Non-cash investing and financing activities:
RSUs issued, net of forfeitures	$7,563	$4,685
Dividends declared but not paid	5,957	5,935
Contributions from non-controlling partners	9,006	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (“we,” “us,” “our,” the “Company” or “Granite”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), are unaudited and should be read in conjunction with our Annual Report on Form 10-K for the year ended  December 31, 2020. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to state fairly our financial position at  September 30, 2021 and 2020 and the results of our operations and cash flows for the periods presented. The  December 31, 2020 condensed consolidated balance sheet data included herein was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.

We prepared the accompanying condensed consolidated financial statements on the same basis as our annual consolidated financial statements. Our policy related to derivative instruments was expanded, as follows, to reflect treatment of the interest rate swap de-designation that occurred during the three months ended June 30, 2021, which is further discussed in Note 9.

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

Our operations are typically affected more by weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability. Therefore, the results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year.

Cash, Cash Equivalents and Restricted Cash: The table below presents changes in cash, cash equivalents and restricted cash on the condensed consolidated statements of cash flows and a reconciliation to the amounts reported in the condensed consolidated balance sheets (in thousands):

Nine months ended September 30,	2021	2020
Cash, cash equivalents and restricted cash, beginning of period	$437,648	$268,108
End of the period
Cash and cash equivalents	464,049	388,024
Restricted cash	1,512	1,512
Total cash, cash equivalents and restricted cash, end of period	465,561	389,536
Net increase in cash, cash equivalents and restricted cash	$27,913	$121,428

2.  Recently Issued Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for convertible instruments resulting in accounting for convertible debt instruments as a single liability measured at its amortized cost. This change will also reduce reported interest expense and increase reported net income as we issued a convertible instrument that was bifurcated according to previously existing rules. In addition, the ASU requires the application of the if-converted method for calculating diluted earnings per share and eliminates the treasury stock method for convertible debt. The ASU is effective commencing with our quarter ending  March 31, 2022. We currently anticipate adopting this ASU using the modified retrospective transition approach.

Upon issuance of the 2.75% convertible senior notes due 2024 (“2.75% Convertible Notes”), cash received was separated into a $192.6 million debt component and a $27.9 million (net of $9.5 million in taxes) equity component. We have been increasing the debt component for the difference between the principal amount and the $192.6 million (“debt discount”) with an offset to interest expense over the life of the loan using an effective interest rate. Upon adoption of ASU 2020-06, interest expense previously recorded and remaining to be recorded from the debt discount will be reversed through retained earnings with an offset to debt, net of tax. We estimate this impact to long-term debt and retained earnings to be between $20 million and $40 million. In addition, using the if-converted method as compared to the treasury stock method may have a material impact to diluted earnings per share if the Company is in a net income position.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance to ease the potential burden in accounting for the effects of the transition away from LIBOR and other reference rates. Also, in January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which provided clarification guidance to ASU 2020-04. These ASUs are effective at our option beginning with our quarter ended March 31, 2020 through December 31, 2022, and we expect to adopt in the second quarter of 2022. As our Third Amended and Restated Credit Agreement dated May 18, 2021, as subsequently amended (the “Credit Agreement”) currently incorporates the use of the secured overnight financing rate as an alternative to LIBOR, we do not expect the adoption of these ASUs to have a material impact on our condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

3.  Impairment Charges and Other Costs

Goodwill

We perform our goodwill impairment tests annually as of  November 1 and more frequently when events and circumstances occur that indicate a possible impairment of goodwill. There were no events or circumstances during the nine months ended September 30, 2021 that would indicate a possible goodwill impairment.

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

We performed a second interim goodwill impairment test on the  September 30, 2020 balances of our Midwest Group Specialty, Water and Mineral Services Group Water and Water and Mineral Services Group Materials reporting units due to the continued impact from an adverse change in the business climate, including reduced market share due to loss of strategic personnel during the three months ended  September 30, 2020. These factors led to reductions in the revenue and margin growth rates, and delays in the timing of future cash flows used in our quantitative goodwill tests. The goodwill impairment test resulted in a non-cash impairment charge of an additional $117.9 million and $14.4 million associated with our Water and Mineral Services Group Water and Water and Mineral Services Group Materials reporting units, respectively, during the three months ended  September 30, 2020. The goodwill impairment test for the Midwest Group Specialty reporting unit indicated that its estimated fair value exceeded its net book value (i.e., headroom) by over 15%; therefore, no impairment charge was recorded. Interim goodwill impairment tests were not performed on our remaining reporting units as there was no indication of a possible goodwill impairment.

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

Investments in Affiliates

Investments in affiliates are evaluated for impairment using the other-than-temporary impairment model, which requires an impairment charge to be recognized if our investments’ carrying amounts exceed their fair value, and the decline in fair value is deemed to be other than temporary. There were no events or changes in circumstances which would cause us to assess our investments for impairment during the nine months ended September 30, 2021 or during the three months ended September 30, 2020.

During the three months ended March 31, 2020, operating costs increased in certain of our foreign entity investments in affiliates which resulted in price increases and therefore a decrease in demand. The effect of this change in business climate on certain investments’ expected future operating cash flows resulted in other than temporary declines in fair value below the carrying values. Therefore, we recorded a non-cash impairment charge of $9.6 million during the nine months ended September 30, 2020 using assumptions classified as Level 3 inputs.

Other Costs

Other costs included on the condensed consolidated statements of operations primarily consisted of $66.0 million in net settlement charges for the nine months ended September 30, 2021 as further described in Note 16. Other costs also included $3.5 million and $16.9 million for the three and nine months ended September 30, 2021, respectively, and $9.7 million and $28.4 million for the three and nine months ended September 30, 2020, respectively, of legal, accounting and investigation fees related to the lawsuits discussed in Note 16 and to the independent investigation undertaken by the Audit/Compliance Committee. The remaining Other costs were primarily related to restructuring in the Heavy Civil operating group and integration expenses related to the Layne Christensen Company (“Layne”) acquisition.

4.  Revisions in Estimates

Our profit recognition related to construction contracts is based on estimates of transaction price and costs to complete each project. These estimates can vary significantly in the normal course of business as projects progress, circumstances develop and evolve, and uncertainties are resolved. Changes in estimates of transaction price and costs to complete may result in the reversal of previously recognized revenue if the current estimate adversely differs from the previous estimate. In addition, the estimated or actual recovery related to estimated costs associated with unresolved affirmative claims and back charges may be recorded in future periods or may be at values below the associated cost, which can cause fluctuations in the gross profit impact from revisions in estimates.

When we experience significant changes in our estimates, we undergo a process that includes reviewing the nature of the changes to ensure that there are no material amounts that should have been recorded in a prior period rather than as revisions in estimates for the current period. For revisions in estimates, generally we use the cumulative catch-up method for changes to the transaction price that are part of a single performance obligation. Under this method, revisions in estimates are accounted for in their entirety in the period of change. There can be no assurance that we will not experience further changes in circumstances or otherwise be required to revise our estimates in the future. In our review of these changes for the three and nine months ended September 30, 2021 and 2020, we did not identify any material amounts that should have been recorded in a prior period.

There were no increases from revisions in estimates, which individually had an impact of $5.0 million or more on gross profit, for the periods presented.

Decreases for all periods presented were in our Transportation segment except for one project in the Water segment during the nine months ended September 30, 2021 and one project in the Specialty segment during each period in 2020 and the nine months ended September 30, 2021. The projects with decreases from revisions in estimates, which individually had an impact of $5.0 million or more on gross profit, are summarized as follows (dollars in millions except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Number of projects with downward estimate changes	2	3	5	6
Amount/range of reduction in gross profit from each project, net	$5.7 - 10.9	$7.2 - 17.8	$5.5 - 16.2	$6.5 - 37.6
Decrease to project profitability	16.6	32.2	48.2	107.5
Decrease to net income/increase to net loss	13.0	21.7	37.7	72.6
Amounts attributable to non-controlling interests	5.5	8.9	10.0	26.3
Decrease to net income/increase to net loss attributable to Granite Construction Incorporated	7.5	12.8	27.7	46.3
Decrease to net income/increase to net loss per diluted share attributable to common shareholders (1)	0.16	0.28	0.58	1.01

(1) The prior period amounts have been adjusted to correct an immaterial disclosure error in the previously issued September 30, 2020 condensed consolidated financial statements.

The decreases during the three and nine months ended September 30, 2021 were due to additional costs from acceleration of work coupled with lower productivity and higher costs than originally anticipated. The decreases during the nine months ended September 30, 2021 were also due to unfavorable weather and extended project duration. The decreases during the three and nine months ended September 30, 2020 were due to additional costs from differing site conditions, lower productivity than originally anticipated and unfavorable weather.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

5.  Disaggregation of Revenue

The following tables present our disaggregated revenue (in thousands):

Three Months Ended September 30,

2021	Transportation	Water	Specialty	Materials	Total
California	$191,146	$8,531	$56,364	$76,029	$332,070
Federal	4,442	9	29,347	—	33,798
Heavy Civil	138,201	7,799	34,424	—	180,424
Midwest	34,767	—	25,608	—	60,375
Northwest	199,630	2,124	61,030	56,403	319,187
Water and Mineral Services	—	103,505	27,527	5,243	136,275
Total	$568,186	$121,968	$234,300	$137,675	$1,062,129

2020	Transportation	Water	Specialty	Materials	Total
California	$224,636	$10,498	$62,623	$75,901	$373,658
Federal	3,140	341	28,765	—	32,246
Heavy Civil	165,434	9,985	12,892	—	188,311
Midwest	43,896	—	24,392	—	68,288
Northwest	186,893	444	57,247	48,674	293,258
Water and Mineral Services	—	85,331	19,215	4,882	109,428
Total	$623,999	$106,599	$205,134	$129,457	$1,065,189

Nine Months Ended September 30,

2021	Transportation	Water	Specialty	Materials	Total
California	$478,823	$27,512	$153,497	$188,475	$848,307
Federal	9,593	166	70,280	—	80,039
Heavy Civil	445,812	21,197	82,651	—	549,660
Midwest	83,945	—	71,376	—	155,321
Northwest	426,277	4,202	138,487	124,564	693,530
Water and Mineral Services	—	282,076	73,954	13,327	369,357
Total	$1,444,450	$335,153	$590,245	$326,366	$2,696,214

2020	Transportation	Water	Specialty	Materials	Total
California	$478,590	$24,225	$158,076	$161,397	$822,288
Federal	5,306	1,309	78,760	—	85,375
Heavy Civil	519,963	28,260	27,963	—	576,186
Midwest	103,081	152	74,543	—	177,776
Northwest	403,061	4,344	125,647	103,812	636,864
Water and Mineral Services	—	259,690	48,098	10,610	318,398
Total	$1,510,001	$317,980	$513,087	$275,819	$2,616,887

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

6.  Unearned Revenue

The following tables present our unearned revenue as of the respective periods (in thousands):

September 30, 2021	Transportation	Water	Specialty	Total
California	$695,445	$35,972	$114,178	$845,595
Federal	40,477	65	75,827	116,369
Heavy Civil	513,590	154,005	124,026	791,621
Midwest	85,755	—	287,144	372,899
Northwest	468,397	3,731	273,622	745,750
Water and Mineral Services	—	159,958	—	159,958
Total	$1,803,664	$353,731	$874,797	$3,032,192

June 30, 2021	Transportation	Water	Specialty	Total
California	$769,260	$44,066	$150,178	$963,504
Federal	7,303	73	102,972	110,348
Heavy Civil	622,491	161,632	172,818	956,941
Midwest	107,630	—	295,447	403,077
Northwest	568,814	3,891	292,395	865,100
Water and Mineral Services	—	153,051	—	153,051
Total	$2,075,498	$362,713	$1,013,810	$3,452,021

September 30, 2020	Transportation	Water	Specialty	Total
California	$562,988	$52,598	$115,748	$731,334
Federal	13,787	494	107,273	121,554
Heavy Civil	1,060,034	24,803	224,427	1,309,264
Midwest	169,538	—	106,694	276,232
Northwest	505,559	721	50,752	557,032
Water and Mineral Services	—	118,938	—	118,938
Total	$2,311,906	$197,554	$604,894	$3,114,354

Approximately $2.3 billion of the September 30, 2021 unearned revenue is expected to be recognized within the next twelve months and the remaining amount will be recognized thereafter.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

7.  Contract Assets and Liabilities

As work is performed, revenue is recognized and the corresponding contract liabilities are reduced. We recognized revenue of $5.8 million and $181.4 million during the three and nine months ended September 30, 2021, respectively, and $3.5 million and $117.5 million during the three and nine months ended September 30, 2020, respectively, that was included in the contract liability balances at December 31, 2020 and 2019, respectively.

As a result of changes in contract transaction price from items such as executed or estimated change orders and resolution of contract modifications and claims, we recognized revenue of $37.2 million and $153.6 million during the three and nine months ended September 30, 2021, respectively, and $55.5 million and $149.3 million during the three and nine months ended September 30, 2020, respectively, related to performance obligations that were satisfied or partially satisfied prior to the end of the periods. The prior period amounts have been adjusted to correct an immaterial disclosure error in the previously issued September 30, 2020 condensed consolidated financial statements.

As of  September 30, 2021, December 31, 2020 and September 30, 2020, the aggregate claim recovery estimates included in contract asset balances were $40.4 million, $37.7 million and $29.2 million, respectively.

The components of the contract asset balances as of the respective dates were as follows:

(in thousands)	September 30, 2021	December 31, 2020	September 30, 2020
Costs in excess of billings and estimated earnings	$61,815	$39,300	$39,623
Contract retention	142,231	125,639	120,316
Total contract assets	$204,046	$164,939	$159,939

As of  September 30, 2021, December 31, 2020 and September 30, 2020, no contract retention receivable individually exceeded 15% of total contract assets at any of the presented dates. The majority of the contract retention balance is expected to be collected within one year.

The components of the contract liability balances as of the respective dates were as follows:

(in thousands)	September 30, 2021	December 31, 2020	September 30, 2020
Billings in excess of costs and estimated earnings, net of retention	$166,091	$143,623	$168,383
Provisions for losses	29,176	27,698	21,047
Total contract liabilities	$195,267	$171,321	$189,430

8.  Receivables, net

Receivables include billed and unbilled amounts for services provided to clients for which we have an unconditional right to payment as of the end of the applicable period and do not bear interest. The following table presents major categories of receivables:

(in thousands)	September 30, 2021	December 31, 2020	September 30, 2020
Contracts completed and in progress:
Billed	$278,313	$293,376	$355,293
Unbilled	217,534	148,159	167,311
Total contracts completed and in progress	495,847	441,535	522,604
Material sales	80,357	49,991	70,918
Other	110,302	52,736	71,691
Total gross receivables	686,506	544,262	665,213
Less: allowance for credit losses	1,684	3,450	3,265
Total net receivables	$684,822	$540,812	$661,948

Included in other receivables at  September 30, 2021, December 31, 2020 and September 30, 2020, were items such as estimated recovery from insurance receivable, notes receivable and income tax refunds. Other than the $63.0 million insurance receivable related to the settlement discussed in Note 16 included in the September 30, 2021 balance, no other receivables individually exceeded 5% of total net receivables at any of these dates.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

9.  Fair Value Measurement

The following tables summarize significant assets and liabilities measured at fair value in the condensed consolidated balance sheets on a recurring basis for each of the fair value levels (in thousands):

	Fair Value Measurement at Reporting Date Using
September 30, 2021	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$61,231	$—	$—	$61,231
Other noncurrent assets
Restricted cash	1,512	—	—	1,512
Total assets	$62,743	$—	$—	$62,743
Accrued and other current liabilities
Interest rate swap	$—	$5,001	$—	$5,001
Total liabilities	$—	$5,001	$—	$5,001

December 31, 2020
Cash equivalents
Money market funds	$70,483	$—	$—	$70,483
Other noncurrent assets
Restricted cash	1,512	—	—	1,512
Total assets	$71,995	$—	$—	$71,995
Accrued and other current liabilities
Interest rate swap	$—	$7,606	$—	$7,606
Total liabilities	$—	$7,606	$—	$7,606

September 30, 2020
Cash equivalents
Money market funds	$78,981	$—	$—	$78,981
Other noncurrent assets
Restricted cash	1,512	—	—	1,512
Total assets	$80,493	$—	$—	$80,493
Accrued and other current liabilities
Interest rate swap	$—	$8,353	$—	$8,353
Total liabilities	$—	$8,353	$—	$8,353

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Interest Rate Swaps

In connection with entering into the Credit Agreement, we entered into two interest rate swaps with an effective date of May 2018 that were designated as cash flow hedges through the three months ended March 31, 2021. These interest rate swaps had a combined initial notional amount of $150.0 million and mature in May 2023. The interest rate swaps are designed to convert the interest rate on the term loan from a variable interest rate of LIBOR plus an applicable margin to a fixed rate of 2.76% plus the same applicable margin. The interest rate swaps are measured at fair value on the condensed consolidated balance sheets using the income approach, which discounts the future net cash settlements expected under the derivative contracts to a present value. These valuations primarily utilize indirectly observable inputs, including contractual terms, interest rates and yield curves observable at commonly quoted intervals. During the three months ended  June 30, 2021, we determined that the interest rate swaps were no longer highly effective in offsetting changes to expected future cash flows on hedged transactions and were therefore de-designated as cash flow hedges. As a result of this de-designation, the $5.4 million unrealized loss recorded to accumulated other comprehensive loss prior to de-designation will continue to be amortized to interest expense through the maturity date of May 2023. The impact from the interest rate swap de-designation that was included in interest expense on the condensed consolidated statements of operations was immaterial for the three and nine months ended September 30, 2021.

Other Assets and Liabilities

The carrying values and estimated fair values of financial instruments that are not required to be recorded at fair value in the condensed consolidated balance sheets were as follows:

		September 30, 2021		December 31, 2020		September 30, 2020
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Held-to-maturity marketable securities (1)	Level 1	$10,600	$10,582	$5,200	$5,200	$5,700	$5,696
Liabilities (including current maturities):
2.75% Convertible Notes (2),(3)	Level 2	$205,543	$326,025	$200,303	$248,400	$198,606	$184,000
Credit Agreement - term loan (2)	Level 3	125,625	126,610	131,250	133,030	133,125	135,046
Credit Agreement - revolving credit facility (2)	Level 3	—	—	—	—	75,000	76,180

(1) All marketable securities were classified as held-to-maturity and consisted of U.S. Government and agency obligations maturing in one to five years.

(2) The fair value of the 2.75% Convertible Notes is based on the median price of the notes in an active market. The fair value of the Credit Agreement is based on borrowing rates available to us for long-term loans with similar terms, average maturities, and credit risk. See Note 13 for more information about the 2.75% Convertible Notes and the Credit Agreement.

(3) Excluded from the carrying value is debt discount of $24.5 million, $29.7 million and $31.4 million as of September 30, 2021, December 31, 2020 and September 30, 2020, respectively, related to the 2.75% Convertible Notes (see Note 13).

During the three and nine months ended September 30, 2021, we did not record any fair value adjustments related to nonfinancial assets and liabilities measured at fair value on a nonrecurring basis. As disclosed in Note 3, we recorded fair value adjustments related to nonfinancial assets measured at fair value on a nonrecurring basis during the three and nine months ended September 30, 2020. During the three and nine months ended September 30, 2020, we did not record any fair value adjustments related to nonfinancial liabilities measured at fair value on a nonrecurring basis.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

10.  Construction Joint Ventures

We participate in various construction joint ventures. We have determined that certain of these joint ventures are consolidated because they are variable interest entities (“VIEs”) and we are the primary beneficiary. We continually evaluate whether there are changes in the status of the VIEs or changes to the primary beneficiary designation of the VIE. Based on our assessments during the three and nine months ended September 30, 2021, we determined no change was required for existing joint ventures.

Due to the joint and several nature of the performance obligations under the related owner contracts, if any of the partners fail to perform, we and the remaining partners, if any, would be responsible for performance of the outstanding work (i.e., we provide a performance guarantee). At  September 30, 2021, there was approximately $0.8 billion of construction revenue to be recognized on unconsolidated and line item construction joint venture contracts of which $0.3 billion represented our share and the remaining $0.5 billion represented our partners’ share. We are not able to estimate amounts that may be required beyond the remaining cost of the work to be performed. These costs could be offset by billings to the customer or by proceeds from our partners’ corporate and/or other guarantees.

Consolidated Construction Joint Ventures (“CCJVs”)

At  September 30, 2021, we were engaged in eight active CCJV projects with total contract values ranging from $2.3 million to $437.5 million and a combined total of $1.6 billion of which our share was $914.8 million. As of September 30, 2021, our share of revenue remaining to be recognized on these CCJVs was $292.6 million and ranged from $0.8 million to $97.3 million by project. Our proportionate share of the equity in these joint ventures was between 50.0% and 70.0%. During the three and nine months ended September 30, 2021, total revenue from CCJVs was $117.4 million and $314.9 million, respectively, and during the three and nine months ended September 30, 2020, total revenue from CCJVs was $79.2 million and $219.9 million, respectively. During the nine months ended September 30, 2021 and 2020, CCJVs provided $17.5 million and $17.0 million of operating cash flows, respectively.

Unconsolidated Construction Joint Ventures

As of  September 30, 2021, we were engaged in ten active unconsolidated joint venture projects with total contract values ranging from $13.7 million to $3.8 billion for a combined total of $11.6 billion of which our share was $3.4 billion. Our proportionate share of the equity in these unconsolidated construction joint ventures ranged from 20.0% to 50.0%. As of  September 30, 2021, our share of the revenue remaining to be recognized on these unconsolidated construction joint ventures was $225.8 million and ranged from $1.2 million to $52.8 million by project.

The following is summary financial information related to our unconsolidated construction joint ventures:

(in thousands)	September 30, 2021	December 31, 2020	September 30, 2020
Assets
Cash, cash equivalents and marketable securities	$159,187	$181,889	$211,483
Other current assets (1)	765,319	767,803	874,396
Noncurrent assets	111,981	164,022	176,195
Less partners’ interest	692,226	751,125	849,213
Granite’s interest (1),(2)	344,261	362,589	412,861
Liabilities
Current liabilities	396,154	482,562	514,739
Less partners’ interest and adjustments (3)	227,372	226,308	211,749
Granite’s interest	168,782	256,254	302,990
Equity in construction joint ventures (4)	$175,479	$106,335	$109,871

(1) Included in this balance and in accrued expenses and other current liabilities on the condensed consolidated balance sheets was $82.3 million as of  September 30, 2021,  December 31, 2020 and  September 30, 2020 related to performance guarantees.

(2) Included in this balance as of September 30, 2021, December 31, 2020 and September 30, 2020, was $101.9 million, $88.7 million and $86.2 million, respectively, related to Granite’s share of estimated cost recovery of customer affirmative claims. In addition, this balance included $14.1 million, $13.1 million and $13.8 million as of  September 30, 2021,  December 31, 2020 and  September 30, 2020, respectively, related to Granite’s share of estimated recovery of back charge claims.

(3) Partners’ interest and adjustments includes amounts to reconcile total net assets as reported by our partners to Granite’s interest adjusted to reflect our accounting policies and estimates primarily related to contract forecast differences.

(4) Included in this balance and in accrued expenses and other current liabilities on our condensed consolidated balance sheets was $19.9 million, $82.5 million and $75.1 million as of  September 30, 2021,  December 31, 2020 and September 30, 2020, respectively, related to deficits in unconsolidated construction joint ventures, which includes provisions for losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Revenue
Total	$194,486	$293,733	$690,086	$740,224
Less partners’ interest and adjustments (1)	113,205	206,032	442,182	471,999
Granite’s interest	81,281	87,701	247,904	268,225
Cost of revenue
Total	203,786	299,776	701,350	884,991
Less partners’ interest and adjustments (1)	123,461	203,932	461,236	578,235
Granite’s interest	80,325	95,844	240,114	306,756
Granite’s interest in gross profit (loss)	$956	$(8,143)	$7,790	$(38,531)

(1) Partners’ interest and adjustments includes amounts to reconcile total revenue and total cost of revenue as reported by our partners to Granite’s interest adjusted to reflect our accounting policies and estimates primarily related to contract forecast differences.

During the three and nine months ended September 30, 2021, unconsolidated construction joint venture net loss was $(9.3) million and $(11.5) million, respectively, of which our share was net income of $1.0 million and $8.0 million, respectively. During the three and nine months ended September 30, 2020, unconsolidated construction joint venture net loss was $(6.0) million and $(144.5) million, respectively, of which our share was $(8.0) million and $(38.5) million, respectively.

During both 2021 and 2020, there were variances on five projects between our estimated total revenue and cost of revenue when compared to that of our partners’ due to timing of recognition from differing accounting policies and public company quarterly reporting requirements. These joint venture net income/(loss) amounts exclude our corporate overhead required to manage the joint ventures and include taxes only to the extent the applicable states have joint venture level taxes.

Line Item Joint Ventures

As of September 30, 2021, we were engaged in three active line item joint venture construction projects with a total contract value of $337.0 million of which our portion was $221.9 million. As of  September 30, 2021, our share of revenue remaining to be recognized on these line item joint ventures was $84.6 million. During the three and nine months ended September 30, 2021, our portion of revenue from line item joint ventures was $26.3 million and $55.0 million, respectively. During the three and nine months ended September 30, 2020, our portion of revenue from line item joint ventures was $27.5 million and $58.7 million, respectively.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

11.  Investments in Affiliates

Our investments in affiliates balance consists of equity method investments in the following types of entities:

(in thousands)	September 30, 2021	December 31, 2020	September 30, 2020
Foreign	$49,089	$47,650	$46,000
Real estate	9,743	12,777	16,535
Asphalt terminal	13,583	14,860	13,929
Total investments in affiliates	$72,415	$75,287	$76,464

The following table provides summarized balance sheet information for our affiliates accounted for under the equity method on a combined basis:

(in thousands)	September 30, 2021	December 31, 2020	September 30, 2020
Current assets	$162,503	$133,882	$116,712
Noncurrent assets	161,700	164,620	165,292
Total assets	324,203	298,502	282,004
Current liabilities	80,145	52,583	48,478
Long-term liabilities (1)	59,501	66,108	55,206
Total liabilities	139,646	118,691	103,684
Net assets	184,557	179,811	178,320
Granite’s share of net assets	$72,415	$75,287	$76,464

(1) The balance primarily related to local bank debt for equipment purchases and working capital in our foreign affiliates, as well as debt associated with our real estate investments.

Of the $324.2 million of total affiliate assets as of September 30, 2021, we had investments in thirteen foreign entities with total assets ranging from $0.1 million to $84.4 million, two real estate entities with total assets of $75.5 million and the asphalt terminal entity that had total assets of $33.4 million. We have direct and indirect investments in the foreign entities and our percent ownership ranged from 25% to 50% as of September 30, 2021. During the nine months ended September 30, 2020, we recorded a $9.6 million impairment charge related to our investment in foreign affiliates. See Note 3 for further discussion of the impairment charge. As of  September 30, 2021 and  December 31, 2020, all of the investments in real estate affiliates were in residential real estate in Texas. As of  September 30, 2020, $13.2 million of the investments in real estate affiliates was in residential real estate in Texas and the remaining balance was in commercial real estate in Texas. Our percent ownership in the real estate entities was between 10% and 25% as of  September 30, 2021.

12.  Property and Equipment, net

Balances of major classes of assets and total accumulated depreciation and depletion are included in property and equipment, net in the condensed consolidated balance sheets and were as follows:

(in thousands)	September 30, 2021	December 31, 2020	September 30, 2020
Equipment and vehicles	$997,560	$950,416	$959,828
Quarry property	188,838	206,073	199,677
Land and land improvements	126,130	135,639	135,102
Buildings and leasehold improvements	123,207	124,578	122,119
Office furniture and equipment	78,059	73,512	72,675
Property and equipment	1,513,794	1,490,218	1,489,401
Less: accumulated depreciation and depletion	1,003,136	963,202	953,145
Property and equipment, net	$510,658	$527,016	$536,256

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

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

13.  Long-Term Debt and Credit Arrangements

(in thousands)	September 30, 2021	December 31, 2020	September 30, 2020
2.75% Convertible Notes	$205,543	$200,303	$198,606
Credit Agreement - term loan	125,625	131,250	133,125
Credit Agreement - revolving credit facility	—	—	75,000
Debt issuance costs and other	8,742	7,247	7,166
Total debt	339,910	338,800	413,897
Less current maturities	8,718	8,278	8,253
Total long-term debt	$331,192	$330,522	$405,644

As of each  September 30, 2021, December 31, 2020 and September 30, 2020, $7.5 million of the term loan portion of the Credit Agreement was included in current maturities of long-term debt on the condensed consolidated balance sheets and the remaining $118.1 million, $123.8 million and $125.6 million, respectively, was included in long-term debt.

As of  September 30, 2021, the total unused availability under the Credit Agreement was $227.9 million resulting from $47.1 million in issued and outstanding letters of credit and no amount drawn under the revolving credit facility. The letters of credit had expiration dates between October 2021 and  December 2024.

As of September 30, 2021, the Applicable Rate was 1.63% for loans under the Credit Agreement bearing interest based on LIBOR and 0.63% for loans bearing interest at the Base Rate. Accordingly, the effective interest rates at  September 30, 2021, for LIBOR and Base Rate loans were 2.38% and 3.88%, respectively. We elected to use LIBOR for the term loan.

As of September 30, 2021, the Consolidated Leverage Ratio (as defined in the Credit Agreement) was 1.73, which did not exceed the maximum of 3.00 and the Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) was 8.52, which exceeded the minimum of 4.00.

As of September 30, 2021,  December 31, 2020 and September 30, 2020, the carrying amount of the liability component of the 2.75% Convertible Notes was $205.5 million, $200.3 million and $198.6 million, respectively. As of September 30, 2021, December 31, 2020 and September 30, 2020, the unamortized debt discount was $24.5 million, $29.7 million and $31.4 million, respectively.

During the three months ended September 30, 2021 and 2020, we recorded $1.7 million of amortization related to the debt discount on the 2.75% Convertible Notes to interest expense in our condensed consolidated statements of operations and $0.6 million and $0.5 million, respectively, of amortization related to debt issuance costs and fees to other (income) expense, net in our condensed consolidated statements of operations. During the nine months ended September 31, 2021 and 2020, we recorded $5.2 million and $4.9 million, respectively, of amortization related to the debt discount on the 2.75% Convertible Notes to interest expense in our condensed consolidated statements of operations and $1.8 million and $1.6 million, respectively, of amortization related to debt issuance costs and fees to other (income) expense, net in our condensed consolidated statements of operations. These nine-month amounts were presented as amortization related to the 2.75% Convertible Notes on our condensed consolidated statements of cash flows.

14.  Weighted Average Shares Outstanding and Net Income (Loss) Per Share

The following table presents a reconciliation of the weighted average shares outstanding used in calculating basic and diluted net income (loss) per share as well as the calculation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Numerator (basic and diluted)
Net income (loss) allocated to common shareholders for basic calculation	$35,043	$(91,162)	$23,309	$(153,127)
Denominator
Weighted average common shares outstanding, basic	45,821	45,654	45,773	45,598
Dilutive effect of RSUs (1)	563	—	523	—
Dilutive effect of 2.75% Convertible Notes (2)	1,522	—	1,226	—
Weighted average common shares outstanding, diluted	47,906	45,654	47,522	45,598
Net income (loss) per share, basic	$0.76	$(2.00)	$0.51	$(3.36)
Net income (loss) per share, diluted	$0.73	$(2.00)	$0.49	$(3.36)

(1) Due to the net losses for the three and nine months ended  September 30, 2020, RSUs representing approximately 636,000 and 580,000 shares, respectively, have been excluded from the number of shares used in calculating diluted net loss per share, as their inclusion would be antidilutive.

(2) The number of shares used in calculating diluted net loss per share for the three and nine months ended September 30, 2020 excluded the potential dilution from the 2.75% Convertible Notes converting into shares of common stock as the average price of our common stock was below $31.47 per share for those periods.

15.  Income Taxes

The following table presents the provision for (benefit from) income taxes for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Provision for (benefit from) income taxes	$8,904	$11,272	$2,068	$(5,220)
Effective tax rate	21.5%	(12.9)%	8.3%	2.9%

Our effective tax rate for the three and nine months ended September 30, 2021 increased to 21.5% and 8.3% from (12.9)% and 2.9%, respectively, when compared to the same periods in 2020. These changes were primarily due to the goodwill impairments and the investment in affiliates impairments during the three months ended March 31, 2020 and September 30, 2020 which were discrete to those periods and resulted in no discrete tax benefit. See Note 3 for discussion of the impairment charges. The $66.0 million in settlement charges discussed in Note 16 are discrete to the nine months ended September 30, 2021 which resulted in a discrete tax benefit of $17.0 million.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

16.  Contingencies - Legal Proceedings

Liabilities relating to legal proceedings and government inquiries, to the extent that we have concluded such liabilities are probable and the amounts of such liabilities are reasonably estimable, are recorded in the consolidated balance sheets. It is possible that future developments in our legal proceedings and inquiries could require us to (i) adjust or reverse existing accruals, or (ii) record new accruals that we did not originally believe to be probable or that could not be reasonably estimated. Such changes could be material to our financial condition, results of operations and/or cash flows in any particular reporting period. In addition, disclosure is required when a material loss is either probable but not reasonably estimable, a material loss is reasonably possible but not probable, or when it is reasonably possible that the amount of a loss will exceed the amount recorded.

The total liabilities recorded, net of insurance receivable, as of September 30, 2021 were $66.0 million and as of December 31, 2020 and June 30, 2020 were immaterial. The total range of possible loss related to (i) matters considered reasonably possible, and (ii) reasonably possible amounts in excess of accrued losses recorded for probable loss contingencies, including those related to liquidated damages, could have a material impact on our consolidated financial statements if they become probable and the reasonably estimable amount is determined.

Ordinary Course Legal Proceedings

In the ordinary course of business, we and our affiliates are involved in various legal proceedings alleging, among other things, liability issues or breach of contract or tortious conduct in connection with the performance of services and/or materials provided, the various outcomes of which often cannot be predicted with certainty. For information on our accounting policies regarding affirmative claims and back charges that we are party to in the ordinary course of business, see Note 1 of “Notes to the Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2020. We and our affiliates are also subject to government inquiries in the ordinary course of business seeking information concerning our compliance with government construction contracting requirements and various laws and regulations, the outcomes which often cannot be predicted with certainty.

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

Securities Litigation, Derivative Lawsuits and Other Matters

On  August 13, 2019, a securities class action was filed in the United States District Court for the Northern District of California against the Company, James H. Roberts, our former President and Chief Executive Officer, and Jigisha Desai, our former Senior Vice President and Chief Financial Officer and current Executive Vice President and Chief Strategy Officer. An amended complaint was filed on February 20, 2020 that, among other things, added Laurel Krzeminski, our former Chief Financial Officer, as a defendant. The amended complaint is brought on behalf of an alleged class of persons or entities that acquired our common stock between  April 30, 2018 and  October 24, 2019, and alleges claims arising under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. After the filing of the amended complaint, this case was re-titled Police Retirement System of St. Louis v. Granite Construction Incorporated, et. al. The amended complaint seeks damages based on allegations that the defendants made false and/or misleading statements and failed to disclose material adverse facts in the Company’s SEC filings about its business, operations and prospects. On May 20, 2020, the court denied, in part, our motion to dismiss the amended complaint. On January 21, 2021, the court granted plaintiff’s motion for class certification.

On October 23, 2019, a putative class action lawsuit, titled Nasseri v. Granite Construction Incorporated, et. al., was filed in the Superior Court of California, County of Santa Cruz against the Company, James H. Roberts, our former President and Chief Executive Officer, Laurel Krzeminski, our former Chief Financial Officer, and the then-serving Board of Directors on behalf of persons who acquired shares of Company common stock in the Company’s June 2018 merger with Layne. The complaint asserts causes of action under the Securities Act of 1933 and alleges that the registration statement and prospectus were negligently prepared and included materially false and misleading statements and failed to disclose facts required to be disclosed. On August 10, 2020, the court sustained our demurrer dismissing the complaint with leave to amend. On September 16, 2020, the plaintiff filed an amended complaint. We filed a demurrer seeking to dismiss the amended complaint. On April 9, 2021, the court entered an order overruling our demurrer seeking to dismiss the amended complaint. On May 14, 2021, the plaintiff filed a motion for class certification. The hearing on the motion has been continued to March 25, 2022 in light of the settlement proceedings in Police Retirement System of St. Louis v. Granite Construction Incorporated, et al.

On April 29, 2021, we entered into a stipulation of settlement (the “Settlement Agreement”) to settle Police Retirement System of St. Louis v. Granite Construction Incorporated, et al. The Settlement Agreement also settles claims alleged in Nasseri v. Granite Construction Incorporated, et al. The settlement is subject to court approval.

Under the Settlement Agreement, the Company will pay or cause to be paid a total of $129.0 million in cash, $63.0 million of which it expects to be paid through insurance proceeds. The payment will be paid to a settlement fund that will be used to pay all settlement fees and expenses, attorneys’ fees and expenses, and cash payments to members of the settlement class. The settlement class has agreed to release us, the other defendants named in the lawsuits and certain of their respective related parties from any and all claims, rights, causes of action, liabilities, actions, suits, damages or demands of any kind whatsoever, that relate in any way to the purchase, acquisition, holding, sale or disposition of our common stock during the period between February 17, 2017 and October 24, 2019 that arose out of or are based upon or related to the facts alleged or the claims or allegations set forth in Police Retirement System of St. Louis v. Granite Construction Incorporated, et al. or relate in any way to any alleged violation of the Securities Act of 1933, the Securities Exchange Act of 1934, or any other state, federal or foreign jurisdiction’s securities or other laws, any alleged misstatement, omission or disclosure (including in financial statements) or other alleged securities-related wrongdoing or misconduct, including all claims alleged in Nasseri v. Granite Construction Incorporated, et al. The Settlement Agreement contains no admission of liability, wrongdoing or responsibility by any of the parties.

On April 30, 2021, the class representative in Police Retirement System of St. Louis v. Granite Construction Incorporated, et al. filed a motion for preliminary approval of the settlement. The plaintiff in Nasseri v. Granite Construction Incorporated, et al. has been permitted to intervene, although the court has denied his application to be appointed as additional lead plaintiff. On October 6, 2021, the court issued an order granting preliminary approval of the settlement. Pursuant to the terms of the Settlement Agreement, payment was made to the settlement fund after preliminary approval in October 2021. Members of the settlement class will now be provided notice of, and an opportunity to object to, the settlement at a fairness hearing to be held by the court to determine whether the settlement should be finally approved and whether the proposed order and final judgment should be entered. The fairness hearing is scheduled for February 24, 2022. If the court approves the settlement, including the payment and release described above, and enters such order and final judgment, and such judgment is no longer subject to further appeal or other review, the settlement fund will be disbursed in accordance with a plan of allocation approved by the court and the release will be effective to all members of the settlement class.

As a result of entering into the Settlement Agreement, we recorded a pre-tax charge of approximately $66.0 million in the quarter ended March 31, 2021.

On  May 6, 2020, a stockholder derivative lawsuit, titled English v. Roberts, et al., was filed in the United States District Court for the Northern District of California against James H. Roberts, our former President and Chief Executive Officer, Jigisha Desai, our former Senior Vice President and Chief Financial Officer and current Executive Vice President and Chief Strategy Officer, Laurel Krzeminski, our former Chief Financial Officer, and our then-current Board of Directors, and the Company, as a nominal defendant, asserting claims for breach of fiduciary duty, unjust enrichment, and violations of the Securities Exchange Act of 1934 that allegedly occurred between April 30, 2018 and October 24, 2019. The lawsuit alleges that the individual defendants each knowingly inflated the Company’s revenue, income, and margins in violation of U.S. GAAP, which caused the results during the relevant periods to be materially false and misleading. The complaint seeks monetary damages and corporate governance reforms. The court has ordered that the lawsuit in the derivative action be stayed until further order of the court or until entry of a final judgment in the putative securities class action lawsuit filed in the United States District Court for the Northern District of California.

On May 12, 2021, a stockholder derivative lawsuit, titled Davydov v. Roberts, et al., was filed in the Delaware Court of Chancery against James H. Roberts, Jigisha Desai, Laurel Krzeminski, Craig Hall, our Senior Vice President, General Counsel, Corporate Compliance Officer, and Secretary, and our then-current Board of Directors, and the Company, as a nominal defendant, asserting claims for breach of fiduciary duty, unjust enrichment, and aiding and abetting breach of fiduciary duty that allegedly occurred between  April 30, 2018 and  October 24, 2019. The lawsuit alleges that the individual defendants each knowingly inflated the Company’s revenue, income, and margins in violation of U.S. GAAP, which caused the results during the relevant periods to be materially false and misleading. The complaint seeks monetary damages and corporate governance reforms. On July 16, 2021, we filed a motion to dismiss the complaint. The plaintiff’s response is due on November 22, 2021.

We are in the preliminary stages of the litigation and, as a result, we cannot predict the outcome or consequences of these cases.

As of September 30, 2021, other than the $66.0 million charge described above, we did not record any liability related to the above matters because we concluded such liabilities were not probable and the amounts of such liabilities are not reasonably estimable.

We were informed on July 20, 2021 of an arbitration award denying insurance coverage for claims related to remedial measures undertaken by the general contractor of the Salesforce Tower office building in San Francisco and related damages. Our subsidiary, Layne, was a subcontractor on the foundation for the Salesforce Tower office building in 2013 and 2014. Certain anomalies were discovered in March 2014 in the foundation’s structural concrete, which were remediated by the general contractor during 2015. Layne assigned any insurance claims it may have had under the project’s builder’s risk insurance policy to the general contractor. During 2014, the project owner and the general contractor submitted a claim to the project’s builder’s risk insurers to cover the cost of remedial work and related damages. The claim was denied by the builder’s risk insurers. The project owner and the general contractor subsequently filed a legal proceeding against the insurers seeking coverage under the builder’s risk insurance policy, which proceeding was then transferred by agreement to arbitration. Although we were not a party to this legal proceeding, we believe, based on court filings and developments in the arbitration, that the project owner and the general contractor asserted a claim for damages against the project’s builder’s risk insurers for approximately $100 million. In connection with our acquisition of Layne in June 2018, we assumed any potential liability relating to this project. Based on the arbitration award denying insurance coverage for claims related to remedial measures undertaken by the general contractor of the Salesforce Tower office building and related damages, management believes it is probable that claims could be brought against the Company by the general contractor related to Layne’s involvement in the original project. We believe we have multiple defenses and counterclaims to any claims that are brought against us and intend to defend against the claims and prosecute any counterclaims vigorously. As of the date of this report, no action has been filed against us. While we believe a claim is probable, we do not believe the amount of any liabilities related to the claim are reasonably estimable at this time. Accordingly, no provision has been made in our consolidated financial statements.

In connection with our prior disclosure of the Audit/Compliance Committee’s independent investigation of prior-period reporting for the Heavy Civil operating group and the extent to which those matters affected the effectiveness of the Company’s internal control over financial reporting (the “Investigation”), we voluntarily contacted the San Francisco office of the SEC Division of Enforcement regarding the Investigation. The SEC has issued us subpoenas for documents in connection with the accounting issues identified in the Investigation. We have produced documents to the SEC and will continue to cooperate with the SEC in its investigation.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

17.  Business Segment Information

Summarized segment information is as follows (in thousands):

Three Months Ended September 30,

	Transportation	Water	Specialty	Materials	Total
2021
Total revenue from reportable segments	$568,186	$121,968	$234,300	$201,419	$1,125,873
Elimination of intersegment revenue	—	—	—	(63,744)	(63,744)
Revenue from external customers	568,186	121,968	234,300	137,675	1,062,129
Gross profit	58,503	9,876	30,858	20,698	119,935
Depreciation, depletion and amortization	5,513	7,074	5,643	7,014	25,244

2020
Total revenue from reportable segments	$623,999	$106,599	$205,134	$194,298	$1,130,030
Elimination of intersegment revenue	—	—	—	(64,841)	(64,841)
Revenue from external customers	623,999	106,599	205,134	129,457	1,065,189
Gross profit	54,322	12,557	33,292	25,826	125,997
Depreciation, depletion and amortization	5,268	8,258	5,046	6,120	24,692

Nine Months Ended September 30,

	Transportation	Water	Specialty	Materials	Total
2021
Total revenue from reportable segments	$1,444,450	$335,153	$590,245	$457,409	$2,827,257
Elimination of intersegment revenue	—	—	—	(131,043)	(131,043)
Revenue from external customers	1,444,450	335,153	590,245	326,366	2,696,214
Gross profit	153,886	29,005	72,552	44,756	300,199
Depreciation, depletion and amortization	15,595	21,677	15,894	19,329	72,495
Segment assets	305,800	107,327	100,279	355,936	869,342

2020
Total revenue from reportable segments	$1,510,001	$317,980	$513,087	$400,808	$2,741,876
Elimination of intersegment revenue	—	—	—	(124,989)	(124,989)
Revenue from external customers	1,510,001	317,980	513,087	275,819	2,616,887
Gross profit	110,888	34,483	47,853	44,915	238,139
Depreciation, depletion and amortization	14,685	27,399	18,166	16,563	76,813
Segment assets	305,962	142,604	118,797	361,862	929,225

A reconciliation of segment gross profit to consolidated income (loss) before provision for (benefit from) income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Total gross profit from reportable segments	$119,935	$125,997	$300,199	$238,139
Selling, general and administrative expenses	77,603	72,889	227,400	224,128
Non-cash impairment charges (see Note 3)	—	132,277	—	156,690
Other costs (see Note 3)	3,759	9,689	85,547	28,513
Gain on sales of property and equipment (see Note 12)	(5,159)	(3,057)	(39,349)	(4,870)
Total other expense, net	2,405	1,284	1,686	10,766
Income (loss) before provision for (benefit from) income taxes	$41,327	$(87,085)	$24,915	$(177,088)

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

Current Economic Environment and Outlook

While the COVID-19 pandemic continues to have a significant impact around the country and the world, Granite’s approach has been consistent led by prioritizing the safety, health and hygiene of our employees, customers, suppliers and others with whom we partner in our business activities. Although certain projects are periodically affected by the pandemic, our business has largely returned to pre-pandemic levels of activity. The future developments of the pandemic are highly uncertain and could adversely impact our operations and financial results in future periods. We are closely monitoring federal, state, regional and local guidelines, orders and regulations and will take necessary steps to comply with new regulations as required.

We are continually monitoring the supply and demand related to labor and supplies, including materials such as concrete and steel. During 2021, certain segments of the construction industry were adversely affected by inflation as well as supply chain and labor constraints. The actual and expected impact to Granite was limited to oil price inflation through our use of diesel fuel and liquid asphalt, which we are monitoring and pricing into our contracts accordingly.

Our consolidated balance sheet and liquidity continue to be strong through the third quarter of 2021 and we expect it to continue to remain strong providing us the flexibility to reinvest in our businesses and execute upon our capital allocation strategy.

Funding for our public work projects, which is around 75% of our portfolio, is dependent on federal, state, regional and local revenues. At the federal level, public work projects benefit from a $10 billion relief spending bill for state departments of transportations approved by Congress in December 2020 as part of the Coronavirus Response and Relief Act and a $360 billion Coronavirus State and Local Fiscal Recovery Funds approved by Congress in March 2021. The Fixing America’s Surface Transportation (“FAST”) was extended for one year through September 30, 2021 with flat funding levels and for another month through October 31, 2021 as the Biden Administration and Congress work to pass a long-term solution. In late June 2021, the Biden Administration and members of a bipartisan Senate group agreed to a roughly $1.2 trillion Bipartisan Infrastructure Framework (Infrastructure Investment and Jobs Act), proposing for $579 billion in new spending which includes significant new funding proposals for roads, bridges, airports, ports and inland waterway infrastructures. We remain optimistic that Congress and the Administration will jointly move forward in 2021 to pass a long-term solution that addresses infrastructure investment, which we believe will meaningfully improve the programming visibility for state and local governments, starting in mid to late 2022 and then building in following years.

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

As further discussed in Note 16 of “Notes to the Condensed Consolidated Financial Statements,” we were informed on July 20, 2021 of an arbitration award denying insurance coverage for claims related to remedial measures undertaken by the general contractor of the Salesforce Tower office building in San Francisco and related damages. Layne was a subcontractor on this project and in connection with our acquisition of Layne in June 2018, we assumed any liability related to it. See “Item 1A. Risk Factors - In connection with acquisitions or divestitures, we may become subject to liabilities” and “Item 1A. Risk Factors - We are involved in lawsuits and legal proceedings in the ordinary course of our business and may in the future be subject to other litigation and legal proceedings, and, if any of these are resolved adversely against us, it could harm our business, financial condition and results of operations” in our Annual Report on Form 10-K for the year ended December 31, 2020 (our “2020 Annual Report on Form 10-K”) for additional information.

Results of Operations

Our operations are typically affected more by weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability. Therefore, the results of operations of a given quarter are not indicative of the results to be expected for the full year.

The following table presents a financial summary for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Total revenue	$1,062,129	$1,065,189	$2,696,214	$2,616,887
Gross profit	119,935	125,997	300,199	238,139
Selling, general and administrative expenses	77,603	72,889	227,400	224,128
Non-cash impairment charges (see Note 3 of “Notes to the Condensed Consolidated Financial Statements”)	—	132,277	—	156,690
Other costs (see Note 3 of “Notes to the Condensed Consolidated Financial Statements”)	3,759	9,689	85,547	28,513
Gain on sales of property and equipment, net (see Note 12 of “Notes to the Condensed Consolidated Financial Statements”)	(5,159)	(3,057)	(39,349)	(4,870)
Operating income (loss)	43,732	(85,801)	26,601	(166,322)
Total other expense, net	2,405	1,284	1,686	10,766
Amount attributable to non-controlling interests	2,620	7,195	462	18,741
Net income (loss) attributable to Granite Construction Incorporated	35,043	(91,162)	23,309	(153,127)

Revenue

Total Revenue by Segment

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2021		2020		2021		2020
Transportation	$568,186	53.5%	$623,999	58.6%	$1,444,450	53.6%	$1,510,001	57.7%
Water	121,968	11.5	106,599	10.0	335,153	12.4	317,980	12.2
Specialty	234,300	22.1	205,134	19.3	590,245	21.9	513,087	19.6
Materials	137,675	12.9	129,457	12.1	326,366	12.1	275,819	10.5
Total	$1,062,129	100.0%	$1,065,189	100.0%	$2,696,214	100.0%	$2,616,887	100.0%

Transportation Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2021		2020		2021		2020
California	$191,146	33.7%	$224,636	36.0%	$478,823	33.1%	$478,590	31.7%
Federal	4,442	0.8	3,140	0.5	9,593	0.7	5,306	0.4
Heavy Civil	138,201	24.3	165,434	26.5	445,812	30.9	519,963	34.4
Midwest	34,767	6.1	43,896	7.0	83,945	5.8	103,081	6.8
Northwest	199,630	35.1	186,893	30.0	426,277	29.5	403,061	26.7
Total	$568,186	100.0%	$623,999	100.0%	$1,444,450	100.0%	$1,510,001	100.0%

Transportation revenue for the three and nine months ended September 30, 2021 decreased by $55.8 million, or 8.9%, and $65.6 million, or 4.3%, respectively, when compared to 2020. These decreases were primarily driven by lower Committed and Awarded Projects (“CAP”) levels in the Heavy Civil operating group as well as certain Heavy Civil operating group projects, including those in the Old Risk Portfolio(1), nearing completion and decreases in the California operating group due to owner worksite accommodations in the third quarter of 2020 that are not present in 2021. These decreases were partially offset by a decrease in the net negative impact of revisions in estimates when compared to 2020 (see Note 4 of “Notes to the Condensed Consolidated Financial Statements” for more information). During the three and nine months ended September 30, 2021 and 2020, the majority of revenue earned in the Transportation segment was from the public sector.

(1) Old Risk Portfolio includes projects with risk criteria that do not align with Granite's new project selection criteria for the Heavy Civil operating group.

Table of Content

Water Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2021		2020		2021		2020
California	$8,531	7.0%	$10,498	9.8%	$27,512	8.2%	$24,225	7.6%
Federal	9	—	341	0.3	166	—	1,309	0.4
Heavy Civil	7,799	6.4	9,985	9.4	21,197	6.3	28,260	8.9
Midwest	—	—	—	—	—	—	152	—
Northwest	2,124	1.8	444	0.5	4,202	1.3	4,344	1.4
Water and Mineral Services	103,505	84.8	85,331	80.0	282,076	84.2	259,690	81.7
Total	$121,968	100.0%	$106,599	100.0%	$335,153	100.0%	$317,980	100.0%

Water revenue for the three and nine months ended September 30, 2021 increased by $15.4 million, or 14.4%, and $17.2 million, or 5.4%, respectively, when compared to 2020. The increases were primarily driven by increased demand for water supply and maintenance services, as well as lower activity levels in 2020 as a result of the COVID-19 pandemic which caused delays in awarded projects and deferrals in bidding processes. During the three and nine months ended September 30, 2021 and 2020, the majority of revenue earned in the Water segment was from the public sector.

Specialty Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2021		2020		2021		2020
California	$56,364	24.1%	$62,623	30.5%	$153,497	26.0%	$158,076	30.8%
Federal	29,347	12.5	28,765	14.0	70,280	11.9	78,760	15.4
Heavy Civil	34,424	14.7	12,892	6.3	82,651	14.0	27,963	5.4
Midwest	25,608	10.9	24,392	11.9	71,376	12.1	74,543	14.5
Northwest	61,030	26.1	57,247	27.9	138,487	23.5	125,647	24.5
Water and Mineral Services	27,527	11.7	19,215	9.4	73,954	12.5	48,098	9.4
Total	$234,300	100.0%	$205,134	100.0%	$590,245	100.0%	$513,087	100.0%

Specialty revenue for the three and nine months ended September 30, 2021 increased by $29.2 million, or 14.2%, and $77.2 million, or 15.0%, respectively, when compared to 2020. These increases were primarily driven by project progression of a federal site development project in the Heavy Civil operating group and increased activity in the Water and Mineral Services operating group’s mineral exploration business. During the three and nine months ended September 30, 2021 and 2020, revenue earned in the Specialty segment was from both the public and private sectors.

Materials Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2021		2020		2021		2020
California	$76,029	55.2%	$75,901	58.6%	$188,475	57.7%	$161,397	58.6%
Northwest	56,403	41.0	48,674	37.6	124,564	38.2	103,812	37.6
Water and Mineral Services	5,243	3.8	4,882	3.8	13,327	4.1	10,610	3.8
Total	$137,675	100.0%	$129,457	100.0%	$326,366	100.0%	$275,819	100.0%

Materials revenue for the three and nine months ended September 30, 2021 increased by $8.2 million, or 6.3%, and $50.5 million, or 18.3%, when compared to 2020 primarily due to an increase in volume and an increase in prices in both asphalt and aggregates.

Committed and Awarded Projects

Effective during the three months ended June 30, 2021, on a retroactive basis, we renamed contract backlog (consisting of the revenue we expect to record in the future on awarded contracts, including 100% of our consolidated joint venture contracts and our proportionate share of unconsolidated joint venture contracts) to CAP and added the general construction portion of construction management/general contractor contracts to the extent contract execution and funding is probable. This is the same presentation used in our quarterly earnings calls and press releases. Prior period amounts have been revised to reflect this change.

We generally include a project in our unearned revenue at the time a contract is awarded and to the extent we believe contract execution and funding is probable. Certain government contracts where funding is appropriated on a periodic basis are included in unearned revenue at the time of the award when it is probable the contract value will be funded and executed. Contract options and task orders are included in unearned revenue when exercised or issued, respectively. Other awards in the tables below include awarded contracts with unexercised contract options or unissued task orders to the extent option exercise or task order issuance is probable, respectively. Other awards also include the general construction portion of construction management/general contractor projects to the extent award, contract execution and funding are probable.

Total CAP by Segment

(dollars in thousands)	September 30, 2021		June 30, 2021		September 30, 2020
Transportation	$2,914,206	67.3%	$2,894,115	65.1%	$3,222,829	76.8%
Water	524,106	12.1	531,858	12.0	346,253	8.3
Specialty	889,580	20.6	1,019,318	22.9	623,452	14.9
Total	$4,327,892	100.0%	$4,445,291	100.0%	$4,192,534	100.0%

Transportation CAP

(dollars in thousands)	September 30, 2021		June 30, 2021		September 30, 2020
Unearned revenue	$1,803,664	61.9%	$2,075,498	71.7%	$2,311,906	71.7%
Other awards	1,110,542	38.1	818,617	28.3	910,923	28.3
Total	$2,914,206	100.0%	$2,894,115	100.0%	$3,222,829	100.0%

(dollars in thousands)	September 30, 2021		June 30, 2021		September 30, 2020
California	$1,318,822	45.3%	$1,152,327	39.7%	$1,116,680	34.6%
Federal	40,477	1.4	7,303	0.3	13,787	0.4
Heavy Civil	513,589	17.6	622,490	21.5	1,059,939	32.9
Midwest	230,696	7.9	230,184	8.0	169,538	5.3
Northwest	810,622	27.8	881,811	30.5	862,885	26.8
Total	$2,914,206	100.0%	$2,894,115	100.0%	$3,222,829	100.0%

Transportation CAP of $2.9 billion at September 30, 2021 was $20.1 million, or 0.7%, higher than at June 30, 2021 primarily due to new awards in the California operating group and new awards in the Northwest operating group, including a $25 million airport transformation project in Arizona, partially offset by progress on existing projects and fewer awarded contracts in the Heavy Civil operating group, consistent with our strategy to narrow the footprint of this group. Non-controlling partners’ share of Transportation CAP as of September 30, 2021, June 30, 2021 and September 30, 2020 was $184.1 million, $212.1 million and $282.4 million, respectively. Four contracts in our Transportation segment had total forecasted losses with remaining revenue of $252.1 million, or 8.7%, of Transportation CAP at September 30, 2021.

Water CAP

(dollars in thousands)	September 30, 2021		June 30, 2021		September 30, 2020
Unearned revenue	$353,731	67.5%	$362,713	68.2%	$197,554	57.1%
Other awards	170,375	32.5	169,145	31.8	148,699	42.9
Total	$524,106	100.0%	$531,858	100.0%	$346,253	100.0%

(dollars in thousands)	September 30, 2021		June 30, 2021		September 30, 2020
California	$35,972	6.9%	$44,066	8.3%	$52,598	15.2%
Federal	65	—	73	—	494	0.1
Heavy Civil	163,714	31.2	161,632	30.4	24,803	7.2
Northwest	61,731	11.8	61,891	11.6	721	0.2
Water and Mineral Services	262,624	50.1	264,196	49.7	267,637	77.3
Total	$524,106	100.0%	$531,858	100.0%	$346,253	100.0%

Water CAP of $0.5 billion as of September 30, 2021 was $7.8 million, or 1.5%, lower than at June 30, 2021 primarily due to progress on existing projects in the California operating group.

Specialty CAP

(dollars in thousands)	September 30, 2021		June 30, 2021		September 30, 2020
Unearned revenue	$874,797	98.3%	$1,013,810	99.5%	$604,894	97.0%
Other awards	14,783	1.7	5,508	0.5	18,558	3.0
Total	$889,580	100.0%	$1,019,318	100.0%	$623,452	100.0%

(dollars in thousands)	September 30, 2021		June 30, 2021		September 30, 2020
California	$128,961	14.5%	$155,686	15.3%	$134,306	21.6%
Federal	75,827	8.5	102,972	10.1	107,273	17.2
Heavy Civil	124,026	13.9	172,819	17.0	224,427	36.0
Midwest	287,144	32.3	295,446	28.9	106,694	17.1
Northwest	273,622	30.8	292,395	28.7	50,752	8.1
Total	$889,580	100.0%	$1,019,318	100.0%	$623,452	100.0%

Specialty CAP of $0.9 billion as of September 30, 2021 was $129.7 million, or 12.7%, lower than at June 30, 2021 due to progress on existing projects in all operating groups. Non-controlling partners’ share of Specialty CAP as of September 30, 2021, June 30, 2021 and September 30, 2020 was $46.0 million, $61.5 million and $64.8 million, respectively.

Gross Profit

The following table presents gross profit by business segment for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Transportation	$58,503	$54,322	$153,886	$110,888
Percent of segment revenue	10.3%	8.7%	10.7%	7.3%
Water	9,876	12,557	29,005	34,483
Percent of segment revenue	8.1	11.8	8.7	10.8
Specialty	30,858	33,292	72,552	47,853
Percent of segment revenue	13.2	16.2	12.3	9.3
Materials	20,698	25,826	44,756	44,915
Percent of segment revenue	15.0	19.9	13.7	16.3
Total gross profit	$119,935	$125,997	$300,199	$238,139
Percent of total revenue	11.3%	11.8%	11.1%	9.1%

Transportation gross profit for the three and nine months ended September 30, 2021 increased by $4.2 million, or 7.7%, and $43.0 million, or 38.8%, respectively, when compared to 2020 primarily due to a decrease in the negative net impact from revisions in estimates in our Heavy Civil operating group Old Risk Portfolio (see Note 4 of “Notes to the Condensed Consolidated Financial Statements”).

Water gross profit for the three and nine months ended September 30, 2021 decreased by $2.7 million, or 21.4%, and $5.5 million, or 15.9%, respectively, when compared to 2020. This decrease is primarily due to the increase in the negative net impact from revisions in estimates (see Note 4 of “Notes to the Condensed Consolidated Financial Statements”).

Specialty gross profit for the three and nine months ended September 30, 2021 decreased by $2.4 million, or 7.3%, and increased by $24.7 million, or 51.6%, respectively, when compared to 2020. The year-to-date increase was primarily due to increased revenue from project progression in the Heavy Civil operating group, increased activity in the Water and Mineral Services operating group’s mineral exploration business and a decrease in the negative net impact from revisions in estimates (see Note 4 of “Notes to the Condensed Consolidated Financial Statements”).

Materials gross profit for the three months ended September 30, 2021 decreased by $5.0 million, or 19.5% when compared to 2020 as rising fuel and liquid asphalt costs were not able to be fully mitigated during the quarter.

Selling, General and Administrative Expenses

The following table presents the components of selling, general and administrative expenses for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Selling
Salaries and related expenses	$14,799	$17,225	$49,440	$51,142
Restricted stock unit amortization	225	264	1,251	1,002
Other selling expenses	3,154	2,907	5,403	9,478
Total selling	18,178	20,396	56,094	61,622
General and administrative
Salaries and related expenses	26,002	26,257	83,515	81,171
Restricted stock unit amortization	795	690	3,126	2,812
Other general and administrative expenses	32,628	25,546	84,665	78,523
Total general and administrative	59,425	52,493	171,306	162,506
Total selling, general and administrative	$77,603	$72,889	$227,400	$224,128
Percent of revenue	7.3%	6.8%	8.4%	8.6%

Selling Expenses

Selling expenses include the costs for estimating and bidding including customer reimbursements for portions of our selling/bid submission expenses (i.e., stipends), business development and materials facility permits. Selling expenses can vary depending on the volume of projects in process and the number of employees assigned to estimating and bidding activities. As projects are completed or the volume of work slows down, we temporarily redeploy project employees to bid on new projects, moving their salaries and related costs from cost of revenue to selling expenses. Selling expenses for the three and nine months ended September 30, 2021 decreased by $2.2 million, or 10.9%, and $5.5 million, or 9.0%, respectively, when compared to 2020 from reduced estimating and bidding costs, which impacted other selling expenses for the nine months, and salaries and related expenses for both periods.

General and Administrative Expenses

General and administrative expenses include costs related to our operational offices that are not allocated to direct contract costs and expenses related to our corporate functions. Other general and administrative expenses include travel and entertainment, outside services, information technology, depreciation, occupancy, training, office supplies, incentive compensation, changes in the fair market value of our Non-Qualified Deferred Compensation plan liability and other miscellaneous expenses. Total general and administrative expenses for the three and nine months ended September 30, 2021 increased by $7.2 million, or 13.8%, and $9.1 million, or 5.6%, respectively, when compared to 2020, primarily due to increases in other general and administrative expenses from increases in incentive compensation as a result of improved financial performance.

Gain on Sales of Property and Equipment, net

The following table presents the gain on sales of property and equipment, net for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Gain on sales of property and equipment, net	$(5,159)	$(3,057)	$(39,349)	$(4,870)

Gain on sales of property and equipment, net for the three and nine months ended September 30, 2021 increased by $2.1 million and $34.5 million, respectively, when compared to 2020. The increase during the nine months was primarily due to the sale of two properties in California as part of our ongoing asset optimization plan. See Note 12 of “Notes to the Condensed Consolidated Financial Statements” for more information.

Income Taxes

The following table presents the provision for (benefit from) income taxes for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Provision for (benefit from) income taxes	$8,904	$11,272	$2,068	$(5,220)
Effective tax rate	21.5%	(12.9)%	8.3%	2.9%

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

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, short-term investments, available borrowing capacity and cash generated from operations. We may also from time to time issue and sell equity, debt or hybrid securities, engage in other capital markets transactions or sell one or more business units, divisions or assets. As of September 30, 2021, our cash and cash equivalents consisted of deposits and money market funds held with established national financial institutions and our marketable securities consisted of U.S. Government and agency obligations. Our credit facility consists of a term loan and a revolving credit facility. Of the $275.0 million revolving credit facility capacity, $227.9 million was available for borrowing at September 30, 2021. This difference between capacity and amount available for borrowing is due to letters of credit taken out primarily for insurance; see Note 13 of “Notes to the Condensed Consolidated Financial Statements” for further discussion regarding our credit facility.

Our principal uses of liquidity are paying the costs and expenses associated with our operations, servicing outstanding indebtedness, making capital expenditures and paying dividends on our capital stock. We may also from time to time prepay or repurchase outstanding indebtedness and acquire assets or businesses that are complementary to our operations. We believe cash and cash equivalents, short-term investments, available borrowing capacity and cash expected to be generated from operations will be sufficient to meet our expected operating requirements for the next twelve months from the date of this filing. This includes the payment that was made pursuant to the terms of the settlement agreement to the settlement fund after preliminary approval in October 2021, as discussed in Note 16 of “Notes to the Condensed Consolidated Financial Statements.” There can be no assurance that sufficient capital will continue to be available in the future or that it will be available on terms acceptable to us.

In evaluating our liquidity position and needs, we consider cash and cash equivalents held by our consolidated construction joint ventures (“CCJVs”). The following table presents our cash, cash equivalents and marketable securities, including amounts from our CCJVs, as of the respective dates:

(in thousands)	September 30, 2021	December 31, 2020	September 30, 2020
Cash and cash equivalents excluding CCJVs	$344,438	$361,317	$295,437
CCJV cash and cash equivalents (1)	119,611	74,819	92,587
Total consolidated cash and cash equivalents	464,049	436,136	388,024
Short-term and long-term marketable securities (2)	10,600	5,200	5,700
Total cash, cash equivalents and marketable securities	$474,649	$441,336	$393,724

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

Granite’s portion of CCJV cash and cash equivalents was $69.2 million, $42.6 million and $53.4 million as of September 30, 2021, December 31, 2020 and September 30, 2020, respectively. Excluded from the table above is Granite’s portion of unconsolidated construction joint venture cash and cash equivalents of $48.0 million, $58.9 million and $66.2 million as of September 30, 2021, December 31, 2020 and September 30, 2020, respectively.

Cash Flows

	Nine Months Ended September 30,
(in thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$59,922	$138,666
Investing activities	(17,381)	(41,901)
Financing activities	(14,628)	24,663

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

Cash provided by operating activities of $ 59.9 million for the  nine months ended September 30, 2021 represents a $ 78.7 million decrease when compared to cash provided by operating activities in the same period of  2020. The decrease was primarily due to a $ 54.7 million decrease (including the $66.0 million in net securities litigation settlement charges) in cash provided by net income after adjusting for non-cash items, a $ 71.4 million increase (excluding the $66.0 million net increase in working capital related to the securities litigation settlement) in cash used in working capital and an $ 18.6 million increase in contributions, net of distributions, to unconsolidated joint ventures and affiliates. The decrease in cash used in working capital was primarily due to increases to contract assets, net, partially offset by a decrease in cash used by accounts payable from payment timing differences.

Related to the securities litigation settlement, discussed in Note 16 of “Notes to the Condensed Consolidated Financial Statements,” we have separately presented the $129.0 million liability and the associated $63.0 million insurance receivable in the condensed consolidated statement of cash flows. The liability was paid and the receivable was collected in October 2021; therefore, the impact on operating cash flow will occur in the fourth quarter of 2021 and there was no impact during the nine months ended September 30, 2021.

Investing activities

Cash used in investing activities of $17.4 million for the nine months ended September 30, 2021 represents a $24.5 million decrease from cash used in investing activities when compared to the same period of 2020 primarily from a decrease in proceeds from maturities of, and proceeds from called, marketable securities, partially offset by proceeds from the sale of two properties in California.

Financing activities

Cash used in financing activities of $14.6 million for the nine months ended September 30, 2021 represents a $39.3 million decrease when compared to cash provided by financing activities in the same period of 2020 primarily due to a draw on our revolver of $50 million in the prior year, partially offset by an increase in contributions from non-controlling partners, net of distributions.

Capital Expenditures

During the nine months ended September 30, 2021, we had capital expenditures of $73.0 million compared to $74.9 million during 2020. Major capital expenditures are typically for aggregate and asphalt production facilities, aggregate reserves, construction equipment, buildings and leasehold improvements and investments in our information technology systems. The timing and amount of such expenditures can vary based on the progress of planned capital projects, the type and size of construction projects, changes in business outlook and other factors. We currently anticipate 2021 capital expenditures to be approximately $100 million for the full year.

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

Surety Bonds and Real Estate Mortgages

We are generally required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At September 30, 2021, approximately $2.6 billion of our CAP was bonded. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds after the owner accepts the work performed under contract. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.

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

The most significant financial covenants under the terms of our Credit Agreement require the maintenance of a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio. As of September 30, 2021, the Consolidated Leverage Ratio was 1.73, which did not exceed the maximum of 3.00. Our Consolidated Interest Coverage Ratio was 8.52, which exceeded the minimum of 4.00.

Share Repurchase Program

As announced on April 29, 2016, on April 7, 2016, the Board of Directors authorized us to repurchase up to $200.0 million of our common stock at management’s discretion. As part of this authorization, we have established a plan to facilitate common stock repurchases. As of September 30, 2021, $157.2 million of the authorization remained available. The specific timing and amount of any future repurchases will vary based on market conditions, securities law limitations and other factors.

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses previously disclosed in our 2020 Annual Report on Form 10-K (the “material weaknesses”). In light of the material weaknesses in our internal control over financial reporting, we performed additional analysis and other procedures to validate that our financial information contained in this Form 10-Q was prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Following such additional analysis and procedures, our management, including our principal executive officer and principal financial officer, has concluded that our financial statements state fairly, in all material respects, our financial position, results of our operations and our cash flows for the periods presented in this Form 10-Q, in conformity with U.S. GAAP.

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

We will continue to execute and monitor these programs, processes and controls that were implemented as part of our remediation plan. However, the material weaknesses described in our 2020 Annual Report on Form 10-K will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Additionally, we may take additional measures to address the control deficiencies or modify the remediation plan described above.

Changes in Internal Control Over Financial Reporting

Except for the changes implemented as part of our remediation plan discussed above, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended September 30, 2021.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The description of the matters set forth in Part I, Item I of this Report under Note 16 of “Notes to the Condensed Consolidated Financial Statements” is incorporated herein by reference.

Item 1A.	RISK FACTORS

There have been no material changes in the risk factors previously disclosed in “Item 1A. Risk Factors” in our 2020 Annual Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended September 30, 2021:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
July 1, 2021 through July 31, 2021	931	$37.45	34,867	$157,165,044
August 1, 2021 through August 31, 2021	223	$40.55	9,042	$157,165,044
September 1, 2021 through September 30, 2021	1,529	$40.38	61,740	$157,165,044
	2,683	$39.38	105,649

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE CONSTRUCTION INCORPORATED

Date:	October 28, 2021	By:	/s/ Elizabeth L. Curtis
Elizabeth L. Curtis
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)