Form 10-K
period 2021-12-31
GRANITE CONSTRUCTION INC
filed 2022-02-28
CIK 861459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $1.9 billion as of June 30, 2021, based upon the price at which the registrant’s common stock was last sold as reported on the New York Stock Exchange on such date.

At February 18, 2022, 45,875,355 shares of common stock, par value $0.01, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Part III is incorporated by reference to the definitive Proxy Statement for the 2022 Annual Meeting of Shareholders of Granite Construction Incorporated, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2021.

Index

PART II

PART III

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	32
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

PART I

Item 1. BUSINESS

Introduction

Granite Construction Company was incorporated in 1922. In 1990, Granite Construction Incorporated was formed as the holding company for Granite Construction Company and its wholly-owned and consolidated subsidiaries and was incorporated in Delaware. Unless otherwise indicated, the terms “we,” “us,” “our,” “Company” and “Granite” refer to Granite Construction Incorporated and its wholly-owned and consolidated subsidiaries.

We deliver infrastructure solutions for public and private clients primarily in the United States. We are one of the largest diversified infrastructure companies in the United States. Within the public sector, we primarily concentrate on infrastructure projects, including the construction of streets, roads, highways, mass transit facilities, airport infrastructure, bridges, dams, power-related facilities, utilities, tunnels and other infrastructure-related projects. Within the private sector, we perform site preparation, mining services, and infrastructure services for residential development, energy development, commercial and industrial sites, and other facilities, as well as provide construction management professional services.

New Strategic Plan

During the fourth quarter of 2021, the Company updated its strategy to focus on its core business capabilities, to leverage its current geographic based home markets in the civil construction and materials business and to target expansion based upon that combined strategy. Through our strategic analysis, we determined that the end markets and geographic structure of the former Water and Mineral Services operating group (“WMS”) did not align with the Company’s new strategy and the Board of Directors approved a plan to sell these businesses within the next twelve months. As a result of these actions, we classified WMS as held-for-sale in the consolidated balance sheets and as discontinued operations in the consolidated statements of operations as of and for the year ended December 31, 2021 and applied these changes retrospectively for all other periods presented. See Note 2 of “Notes to the Consolidated Financial Statements” for WMS financial information, which has been excluded from all other disclosures unless explicitly stated otherwise.

On February 2, 2022, we entered into a purchase agreement with Inland Pipe Rehabilitation LLC (“IPR”) and 1000097155 Ontario Inc. (“Ontario” and together with IPR, the “Purchasers”), investment affiliates of J.F. Lehman & Company. Per the terms of that agreement, the Company agreed to sell our trenchless and pipe rehabilitation services business (“Inliner”), a portion of WMS, to the Purchasers, for a purchase price of $159.7 million. The sale has been unanimously approved by the Company’s Board of Directors and is subject to customary covenants and closing conditions. The transaction is expected to close in the first half of 2022. The water supply, treatment, delivery and maintenance business (“Water Resources”) and mineral exploration drilling business (“Mineral Services”), which represent the remainder of WMS, are expected to be sold within the next twelve months.

Operating Structure

Also related to our new strategic plan, during the fourth quarter of 2021, we reorganized our operating groups to improve operating efficiencies and better position the Company for long-term growth. In alphabetical order, our continuing business operating groups are defined as follows:

•	California;
•

Central (formerly Heavy Civil, Federal and Midwest operating groups), which primarily includes offices in Arizona (formerly in the Northwest operating group), Colorado, Florida, Illinois, Texas and Guam; and

•	Mountain (formerly Northwest), which primarily includes offices in Alaska, Nevada, Utah and Washington.

In addition, we revised the financial information our chief operating decision maker, or decision-making group (our “CODM”), regularly reviews to allocate resources and assess our performance. This change is consistent with our strategic plan update and better aligns with our continuing civil construction and materials business. Our CODM now regularly reviews financial information regarding our two primary product lines, construction and materials, as well as our operating groups. We identified our CODM as our Chief Executive Officer and our Chief Operating Officer.

As a result of these changes, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, our reportable segments, which are the same as our operating segments, were changed to: Construction and Materials. The Construction segment replaces the previous Transportation, Water and Specialty reportable segments, with the composition of our Materials segment for our continuing operations remaining unchanged. These changes have been applied retrospectively for all periods presented. Our Construction segment focuses on construction and rehabilitation of roads, pavement preservation, bridges, rail lines, airports, marine ports, dams, reservoirs, aqueducts, infrastructure and site development for use by the general public and water-related construction for municipal agencies, commercial water suppliers, industrial facilities and energy companies. It also provides construction of various complex projects including infrastructure / site development, mining, public safety, tunnel, solar and other power-related projects. The Materials segment focuses on production of aggregates and asphalt production for internal use and for sale to third parties. See Note 21 of “Notes to the Consolidated Financial Statements” for additional information about our reportable segments.

Customers

Customers in our Construction segment are predominantly in the public sector and include certain federal agencies, state departments of transportation, local transit authorities, county and city public works departments, school districts and developers, utilities and private owners of industrial, commercial and residential sites. Customers of our Materials segment include internal usage by our own construction projects, as well as third-party customers. Our third-party Materials segment customers include, but are not limited to, contractors, landscapers, manufacturers of products requiring aggregate materials, retailers, homeowners, farmers and brokers. The majority of both our public and private customers are located in the United States.

During the years ended December 31, 2021, 2020 and 2019, our largest volume customer, including both prime and subcontractor arrangements, was the California Department of Transportation (“Caltrans”). Revenue recognized from contracts with Caltrans during the years ended December 31, 2021, 2020 and 2019 represented $337.1 million (11.2% of total revenue from continuing operations), $316.9 million (10.1% of total revenue from continuing operations) and $226.2 million (7.8% of total revenue from continuing operations), respectively, which was primarily in the Construction segment. Other than Caltrans, none of our customers, including both prime and subcontractor arrangements, had revenue that individually exceeded 10% of total revenue during the years ended December 31, 2021 and 2020 and none of our customers had revenue that individually exceeded 10% of total revenue during the year ended December 31, 2019.

Business Strategy

Granite exists to satisfy society’s needs for mobility, power, water and essential services that sustain living conditions and improve quality of life. Across our footprint of regional offices, Granite teams provide horizontal civil infrastructure construction services and construction materials products to a diverse base of public, industrial and commercial clients. These clients benefit from our local relationships, market intelligence and the resources and expertise of one of the oldest and most respected U.S. contractors and materials producers.

Local market knowledge, relationships, and project management expertise, supported by the financial strength of a publicly traded company with a strong balance sheet provide Granite a sustainable competitive advantage. By diversifying our revenue channels across geographies and clients, and by taking measured risks within our construction capabilities, we simultaneously grow our business and mitigate risk. Supported by proven operating processes, functional support systems and financial governance processes, our growing network of regional businesses focus on local market conditions, client relationships, employee development, workforce capabilities and investment opportunities to drive growth and efficiency within their home markets.

Additionally, the following continue to be key objectives in our new strategic plan:

Selective Bidding: We focus our resources on bidding jobs that meet our bidding criteria, which include analyzing the risk of a potential job relative to: (1) available personnel to estimate and prepare the proposal as well as to effectively manage and build the project; (2) project procurement methodology; (3) the competitive environment; (4) our experience with the type of work and the owner; (5) local resources and partnerships; (6) equipment resources; and (7) the size, duration, complexity and expected profitability of the job

Risk-Balanced Growth: We intend to grow our business by strategically adding to our client base within our current geographic markets and expanding into new geographic areas both organically and through acquisitions. Growth opportunities are evaluated relative to their incremental impact to the execution risk and profitability profile of our operating portfolio.

Vertical Integration: We own and lease aggregate reserves and own processing plants that are vertically integrated into our construction operations. By ensuring availability of these resources through strategic expansion and providing quality products, we believe we have a competitive advantage in many of our markets, as well as a source of revenue and earnings from the sale of construction materials to third parties.

Diversification: To mitigate the risks inherent in the construction business as the result of general economic factors, we pursue projects: (1) in both the public and private sectors; (2) in diverse end markets such as federal, rail, power and renewable energy; (3) for a wide range of clients from the federal government to small municipalities and from large corporations to small private customers; (4) in diverse geographic markets; (5) with procurement methods that include construction management/general contractor (“CM/GC”), design-build and bid-build; (6) that are executed according to a fixed price, time and materials, cost reimbursable and fixed unit price; and (7) of various size, duration and complexity.

Performance-Based Incentives: In 2022, we revised our incentive compensation plans to align with the key objectives outlined in our new strategic plan. Managers are incentivized with cash compensation and equity awards, payable upon the attainment of pre-established annual financial and non-financial metrics, including capital efficiency and cash flow generation.

Code of Conduct and Core Values: We strive to maintain high ethical standards through an established Code of Conduct and a company-wide compliance program, while always being guided by our core values. During 2021, we refreshed our core values, with renewed emphasis on Integrity, Safety, Excellence, Sustainability and Inclusion. We also launched monthly, company-wide campaigns emphasizing the importance of the core values to Granite.

Human Capital Resources

Employees: We believe our employees are our most valuable resource and are the primary factor in the successful implementation of our business strategies, including our new strategic plan. Significant resources are employed to attract, develop and retain extraordinary and diverse talent and fully promote each employee’s capabilities. We believe our workforce possesses strong dedication and great pride in our company demonstrated by our managerial and supervisory personnel having an average tenure of 11 years with Granite. Successful execution of our new strategy is dependent on attracting, developing, and retaining key employees who represent our core values in the communities we serve. Our focus on inclusive diversity, talent development, talent acquisition, and succession planning has allowed us to build our bench throughout the Company on many levels.

On December 31, 2021, our continuing operations employed approximately 1,900 salaried employees who work in project, functional and business unit management, estimating and administrative capacities plus approximately 1,400 hourly employees. These totals do not include employees of unconsolidated joint ventures. The total number of hourly personnel is subject to the volume of construction in progress and is seasonal. During 2021, the number of hourly employees in our continuing operations ranged from approximately 1,400 to 3,300 and averaged approximately 2,800. The majority of both our salaried and hourly personnel were located in the United States during 2021. As of December 31, 2021, three of our wholly-owned subsidiaries within our continuing operations, Granite Construction Company, Granite Construction Northeast, Inc. and Granite Industrial, Inc., were parties to craft collective bargaining agreements in many areas in which they operate (see Note 16 of the “Notes to the Consolidated Financial Statements”).

Inclusive Diversity: Our culture is driven by our core values, including an unwavering commitment to inclusive diversity. This stems from our guiding belief that diverse backgrounds, perspectives, and experiences enhance creativity and innovation. In 2021, we established Employee Resource Groups that serve employees from a variety of backgrounds. We added Inclusion as one of our refreshed core values and designated October as Inclusion month throughout our Company.

We continued to execute our inclusive diversity strategy with the following key goals:

•	increase the representation of women throughout the entire organization from 13% in 2021 to 18% by 2025;
•	increase women in leadership from 15% in 2021 to 20% by 2025;
•	increase persons of color in leadership from 17% in 2021 to 20% by 2025; and
•	increase Inclusion Index based on Kincentric 2021 Survey Data from 70% in 2021 to 80% by 2025.

We have been successful with our targeted talent acquisition plan that focused on diverse colleges and universities as exemplified by 56% of our 220 interns in 2021 being diverse (women and persons of color).

Granite is committed to pay equity, regardless of race, gender, ethnicity or sexual orientation, and annually conducts a pay equity analysis.

Employee Development and Training: The development of employees is critical to Granite’s success and is a key factor in our ability to attract and retain talent. Our people are the foundation of our success, and we encourage every employee to actively participate in their own career growth and development. Granite offers a wide variety of training opportunities to ensure our employees are supplementing their on-the-job learning with classroom and online courses needed to promote performance and growth. Through Granite University, these training topics range from soft skills to job-specific technical skills and from formal instructor-led programs to self-guided online learning. Our programs are targeted toward specific employee populations including new employees, new engineers, managers and current and emerging leaders.

In 2021, our employees completed over 40,000 training courses and more than 100 employees ranging from emerging leaders to senior leaders graduated from our multi-level leadership development program. The COVID-19 pandemic required Granite to convert many live programs to a virtual instructor-led format. We have successfully delivered over 100 classes in this virtual format in addition to ongoing in-person and self-paced online learning.

We have a robust talent and succession planning process and have established specialized programs to accelerate the development of our talent pipeline for critical roles in general management, engineering, project management, and operations. On an annual basis, we conduct group succession planning reviews with senior leaders focusing on our high performing and high potential talent, diverse talent and succession for critical roles.

Employee Engagement: We measure organizational culture and engagement to build on the competencies that are important for our future success. At least annually, we engage independent third parties to conduct employee engagement surveys. These include corporate culture assessments, as well as real-time feedback on employee engagement and on employee well-being which includes physical, emotional, social and financial health.

Compensation and Benefits: Granite’s compensation programs are designed to align the compensation of our employees with Granite’s performance and to provide proper incentives to attract, retain and motivate employees to achieve superior results. The structure of our compensation programs balances guaranteed base pay with incentive compensation opportunities.

Specifically:

•	we provide wages that are competitive and consistent with employee positions, skill levels, experience, knowledge and geographic location;
•

we engage nationally recognized compensation and benefits consulting firms to independently evaluate the effectiveness of our executive compensation and benefit programs and to provide benchmarking against our peers. We align our executives’ long-term equity compensation with our shareholders’ interests by linking realizable pay to stock performance;

•

annual increases and incentive compensation are based on merit, which is communicated to employees at the time of hiring and documented through our talent management process as part of our annual review procedures and upon internal transfer and/or promotion; and

•

all employees are eligible for health and wellness insurance, paid and unpaid leave, a retirement plan, life insurance and disability/accident coverage. We also offer a variety of voluntary benefits that allow employees to select the options that meet their needs, including telemedicine, paid parental leave, prescription savings solutions, a personalized health wellness program, pet insurance and a financial wellness program.

Environmental, Social and Governance Matters

Sustainability is one of our refreshed core values and we are committed to contributing to the development of a more sustainable future. Our sustainability objectives encompass corporate social responsibility, environmental stewardship, responsible governance and long-term financial prosperity. We envision Granite as the leading provider of sustainable infrastructure solutions, differentiated by our pursuit of social, environmental, and financial excellence.

To obtain our objectives, we have a Sustainability department that coordinates and communicates our environmental, social and governance (“ESG”) initiatives across the Company and we participate in the United Nations Global Compact. Our Board of Directors oversees our sustainability program, including how we manage sustainability and ESG-related risks in conjunction with our overall Enterprise Risk Management process.

We are committed to addressing the effects of climate change, and currently have a priority target to reduce scope 1 greenhouse gas emissions by 25% by 2030 from a 2020 baseline. We use the Global Reporting Initiative and Sustainability Accounting Standards Board standards as frameworks to support performance, tracking and reporting and responsible business behavior. Within these frameworks, we have selected industry-specific metrics that align with stakeholder expectations, are relevant to our business and will have the most significant impact.

Additional information about the sustainability program and Granite’s annual Sustainability Report can be found on our website at https://www.graniteconstruction.com/company/building-better-future-today. The information on our website and Granite’s Sustainability Report are not incorporated into, and are not part of, this report.

Committed and Awarded Projects

Effective during the three months ended June 30, 2021, on a retroactive basis, we renamed contract backlog to Committed and Awarded Projects (“CAP”) and added the general construction portion of CM/GC contracts. This is the same presentation used in our quarterly reports, earnings calls and press releases. Prior period amounts have been revised to reflect this change. In line with the revised reportable segments, all CAP is now in the Construction segment.

CAP consists of two components: (1) unearned revenue and (2) other awards. Unearned revenue includes the revenue we expect to record in the future on executed contracts, including 100% of our consolidated joint venture contracts and our proportionate share of unconsolidated joint venture contracts. We generally include a project in unearned revenue at the time a contract is awarded, the contract has been executed and to the extent we believe funding is probable. Contract options and task orders are included in unearned revenue when exercised or issued, respectively. Certain government contracts where funding is appropriated on a periodic basis are included in unearned revenue at the time of the award when it is probable the contract value will be funded and executed.

Other awards include the general construction portion of CM/GC contracts and awarded contracts with unexercised contract options or unissued task orders. The general construction portion of CM/GC contracts are included in other awards to the extent contract execution and funding is probable. Contracts with unexercised contract options or unissued task orders are included in other awards to the extent option exercise or task order issuance is probable, respectively.

Substantially all of the contracts in CAP may be canceled or modified at the election of the customer; however, we have not been materially adversely affected by contract cancellations or modifications in the past (see “Contract Provisions and Subcontracting”). Many projects are added to CAP and completed within the same fiscal year and, therefore, may not be reflected in our beginning or year-end CAP. CAP by segment is presented in “Committed and Awarded Projects” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our CAP from continuing operations was $4.0 billion at both December 31, 2021 and 2020. Approximately $2.0 billion of the December 31, 2021 CAP from continuing operations is expected to be completed during 2022.

Competition and Market Trends

In both our Construction and Materials segments, we have competitors within the individual markets and geographic areas in which we operate, ranging from small, local companies to larger regional, national and international companies. Although the construction business is highly competitive, there are few, if any, companies which compete in all of our market areas. The degree and type of competition is influenced by the type and scope of construction projects within the individual markets. One of our significant competitive advantages is that we own and/or have long-term leases for quarries where we mine aggregates.

Factors influencing competitiveness in both of our segments include price, knowledge of local markets and conditions, financial strength, reputation for quality, aggregate materials availability and machinery and equipment. Factors that also influence competitiveness in our Construction segment are estimating abilities and project management.

Many of our Construction segment competitors have the ability to perform work in either the private or public sectors. When opportunities for work in one sector are reduced, competitors tend to look for opportunities in the other sector. This migration has the potential to reduce revenue growth and/or increase pressure on gross profit margins.

Capital requirements have not historically had a significant impact on our ability to compete in the marketplace. However, because smaller projects within our Construction segment have not historically required large amounts of capital, the entry by companies possessing acceptable qualifications into this market may be relatively easy. By contrast, larger projects typically require larger amounts of capital that may make entry into the market by future competitors more difficult.

See “Current Economic Environment and Outlook” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information on current market trends.

Government Regulations

Our business is impacted by environmental, health and safety, government procurement, anti-bribery and other government regulations and requirements. Below is a summary of some of the significant regulations that impact our business.

Environmental: Our operations are subject to various federal, state, local and foreign laws and regulations relating to the environment, including those relating to: (i) the discharge of materials into the air, such as equipment-related emissions and crystalline silica dust at our aggregate processing facilities; (ii) the discharge of materials into water and land; (iii) the handling and disposal of solid and hazardous waste; (iv) the handling of underground storage tanks; and (v) the cleanup of properties affected by hazardous substances. Certain environmental laws impose substantial penalties for non-compliance and others, such as the federal Comprehensive Environmental Response, Compensation and Liability Act, impose strict, retroactive, joint and several liability upon persons responsible for releases of hazardous substances. We continually evaluate whether we must take additional steps at our locations to ensure compliance with environmental laws and whether we can operate in a more sustainable manner. While compliance with applicable regulatory requirements has not materially adversely affected our operations in the past, there can be no assurance that these requirements will not change, and that compliance will not adversely affect our operations in the future.

Government Procurement: Approximately 75% of our construction-related revenue from continuing operations in 2021 was derived from contracts funded by federal, state and local government agencies and authorities. Government contracts are subject to specific procurement regulations, contract provisions and a variety of socioeconomic requirements relating to their formation, administration, performance and accounting and often include express or implied certifications of compliance.

Our operations are subject to various statutes and executive orders including the Davis-Bacon Act (which regulates wages and benefits), the Walsh-Healy Act (which prescribes a minimum wage and regulates overtime and working conditions), Executive Order 11246 (which establishes equal employment opportunity and affirmative action requirements), Executive Order 14063 (which requires project labor agreements on federal construction projects over $35 million), the Drug-Free Workplace Act, the Federal Acquisition Regulation and the Federal Civil False Claims Act. We are also subject to the rules and regulations promulgated by the Occupational Safety and Health Administration and the Mine Safety and Health Administration. In addition, certain contracts within our government agency projects contain minimum Disadvantaged Business Enterprise (“DBE”) participation clauses.

These laws and regulations affect how we transact business and, in some instances, impose additional costs on our business operations, which may adversely affect our business, results of operations and financial condition. As further described in “Item 1A. Risk Factors,” violation of specific laws and regulations could lead to fines, contract termination, debarment of contractors and/or suspension of future contracts. Our government customers can also terminate, renegotiate or modify any of their contracts with us at their convenience.

Anti-corruption and Bribery: We are subject to the Foreign Corrupt Practices Act (“FCPA”). The FCPA prohibits U.S. and other business entities from making improper payments to foreign government officials, political parties or political party officials. We are also subject to the applicable anti-corruption laws in the jurisdictions in which we operate, thus potentially exposing us to liability and potential penalties in multiple jurisdictions. The anti-corruption provisions of the FCPA are enforced by the Department of Justice while other state or federal agencies may seek recourse against the Company for issues related to FCPA. In addition, the Securities and Exchange Commission (“SEC”) requires strict compliance with certain accounting and internal control standards set forth under the FCPA. Failure to comply with the FCPA and other laws can expose us and/or individual employees to potentially severe criminal and civil penalties. Such penalties may have a material adverse effect on our business, results of operations and financial condition. We devote resources to the development, maintenance, communication and enforcement of our Code of Conduct, our anti-bribery compliance policies, our internal control processes and compliance related policies. We strive to conduct timely internal investigations of potential violations and take appropriate action depending upon the outcome of the investigation.

Contract Provisions and Subcontracting

Contracts with our customers are primarily “fixed unit price” or “fixed price.” Under fixed unit price contracts, we are committed to providing materials or services at fixed unit prices (for example, dollars per cubic yard of concrete placed or cubic yard of earth excavated). The percentage of fixed unit price contracts in our unearned revenue from continuing operations was 53.3% and 42.6% at December 31, 2021 and 2020, respectively. While the fixed unit price contract shifts the risk of estimating the quantity of units required for a particular project to the customer, any increase in our unit cost over the expected unit cost in the bid, whether due to inflation, inefficiency, incorrect estimates or other factors, is borne by us unless otherwise provided in the contract. Fixed price contracts are priced on a lump-sum basis under which we bear the risk that we may not be able to perform the work for the specified contract amount. The percentage of fixed price contracts in our unearned revenue from continuing operations was 44.3% and 54.8% at December 31, 2021 and 2020, respectively. All other contract types represented 2.4% and 2.6% of our unearned revenue from continuing operations at December 31, 2021 and 2020, respectively.

Within our Construction segment, we utilize several methods of project delivery including, but not limited to, bid-build, design-build, CM/GC, construction management at-risk (“CMAR”) and progressive design-build. Unlike traditional bid-build projects where owners first hire a design firm or design a project themselves and then put the project out to bid for construction, the design portion of design-build projects is typically only partially complete when going out to bid. This project delivery method expedites the bidding process for the owner and provides the owner with a single point of responsibility and a single contact for both final design and construction. Under the CM/GC and CMAR delivery methods, we contract with owners to assist the owner during the design phase of the contract with construction efficiencies and risk mitigation, with the understanding that we will negotiate a contract on the construction phase when the collective design nears completion. The progressive design-build delivery method is similar to CM/GC and CMAR; however, we are responsible for the design of the project and will subcontract with a design firm, with the understanding that we will negotiate a contract that includes both the design and construction prices when the collective design nears completion.

With the exception of contract change orders and affirmative claims, which are typically sole-source, our construction contracts are primarily obtained through competitive bidding in response to solicitations by both public agencies and private parties and on a negotiated basis as a result of solicitations from private parties. Project owners use a variety of methods to make contractors aware of new projects, including posting bidding opportunities on agency websites, disclosing long-term infrastructure plans, advertising and other general solicitations. Our bidding activity is affected by such factors as the nature and volume of advertising and other solicitations, current CAP, available personnel, current utilization of equipment and other resources and competitive considerations. Our contract review process includes identifying risks and opportunities during the bidding process and managing these risks through mitigation efforts such as contract negotiation, bid/no bid decisions, insurance and pricing. Contracts fitting certain criteria of size and complexity are reviewed by various levels of management and, in some cases, by our Board of Directors or a committee thereof. Bidding activity, CAP and revenue resulting from the award of new contracts may vary significantly from period to period.

There are a number of factors that can create variability in contract performance as compared to the original bid. Such factors can positively or negatively impact costs and profitability and can create additional liability to the contractor. The most significant of these include:

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

The ability to realize improvements on project profitability at times is more limited than the risk of lower profitability. For example, design-build contracts carry additional risks such as those associated with design errors and estimating quantities and prices before the project design is completed. We manage this additional risk by including contingencies in our bid amounts, obtaining errors and omissions insurance and obtaining indemnifications from our design consultants where possible. However, there is no guarantee that these risk management strategies will always be successful.

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

We act as prime contractor on most of our construction projects. We complete the majority of our projects with our own resources and subcontract specialized activities such as electrical and mechanical work. As prime contractor, we are responsible for the performance of the entire contract, including subcontract work. Thus, we may be subject to increased costs associated with the failure of one or more subcontractors to perform as anticipated. Based on our analysis of their construction and financial capabilities, among other criteria, we typically require the subcontractor to furnish a bond or other type of security to guarantee their performance and/or we retain payments, or some portion thereof, in accordance with contract terms until their performance is complete. DBE regulations require us to use our good faith efforts to subcontract a specified portion of contract work done for governmental agencies to certain types of disadvantaged contractors or suppliers. As with all of our subcontractors, some may not be able to obtain surety bonds or other types of performance security.

Joint Ventures

We participate in various construction joint ventures with other construction companies of which we are a limited member (“joint ventures”) typically for large, technically complex projects, including design-build projects, where it is necessary or desirable to share expertise, risk and resources. Joint venture partners typically provide independently prepared estimates, shared financing and equipment, and often bring local knowledge and expertise. Generally, each construction joint venture is formed as a partnership or limited liability company to accomplish a specific project and is jointly controlled by the joint venture partners. We select our joint venture partners (“partner(s)”) based on our analysis of their construction and financial capabilities, expertise in the type of work to be performed and past working relationships, among other criteria. The joint venture agreements typically provide that our interests in any profits and assets, and our respective share in any losses and liabilities, that may result from the performance of the contracts are limited to our stated percentage interest in the project.

Under each joint venture agreement, one partner is designated as the sponsor. The sponsoring partner typically provides all administrative, accounting and most of the project management support for the project and generally receives a fee from the joint venture for these services. We have been designated as the sponsoring partner in certain of our current joint venture projects and are a non-sponsoring partner in others. In alignment with our new strategic plan and project bidding criteria, when entering into new joint venture agreements, we insist on being the sponsoring partner.

We consolidate joint ventures if we determine that through our participation we have a variable interest and are the primary beneficiary as defined by FASB ASC Topic 810, Consolidation, and related standards. If we have determined that we are not the primary beneficiary of a joint venture but do exercise significant influence, we account for our share of the operations of unconsolidated construction joint ventures on a pro rata basis in revenue and cost of revenue in the consolidated statements of operations. We record the corresponding investment balance in equity in construction joint ventures in the consolidated balance sheets except when a project is in a loss position, the investment balance is recorded as a deficit in unconsolidated construction joint ventures and is included in accrued expenses and other current liabilities in the consolidated balance sheets. We account for non-construction unconsolidated joint ventures under the equity method of accounting in accordance with ASC Topic 323, Investments - Equity Method and Joint Ventures and include our share of the operations in equity in income of affiliates in the consolidated statements of operations and in investment in affiliates in the consolidated balance sheets.

We also participate in “line-item” joint venture agreements under which each partner is responsible for performing certain discrete items of the total scope of contracted work. The revenue for each line-item joint venture partners’ discrete items of work is defined in the contract with the project owner and each joint venture partner bears the profitability risk associated only with its own work. There is not a single set of books and records for a line-item joint venture. Each partner accounts for its items of work individually as it would for any self-performed contract. We account for our portion of these contracts as revenue and cost of revenue in the consolidated statements of operations and in relevant balances in the consolidated balance sheets.

The agreements with our partner(s) for both construction joint ventures and line-item joint ventures define each partner’s management role and financial responsibility in the project. The amount of operational exposure is generally limited to our stated ownership interest. However, due to the joint and several nature of the performance obligations under the related owner contracts, if any of the partners fail to perform, we and the remaining partners, if any, would be responsible for performance of the outstanding work (i.e., we provide a performance guarantee). We estimate our liability for performance guarantees for our unconsolidated and line-item joint ventures using estimated partner bond rates, which are Level 2 inputs, and include them in accrued expenses and other current liabilities with a corresponding increase in equity in construction joint ventures in the consolidated balance sheets. We reassess our liability when and if changes in circumstances occur. The liability and corresponding asset are removed from the consolidated balance sheets upon completion and customer acceptance of the project. Circumstances that could lead to a loss under these agreements beyond our stated ownership interest include the failure of a partner to contribute additional funds to the venture in the event the project incurs a loss or additional costs that we could incur should a partner fail to provide the services and resources that it had committed to provide in the agreement. We are not able to estimate amounts that may be required beyond the remaining cost of the work to be performed. These costs could be offset by billings to the customer or by proceeds from our partners’ corporate and/or other guarantees.

At December 31, 2021, there was $0.7 billion of construction revenue to be recognized on unconsolidated and line item construction joint venture contracts, of which $0.3 billion represented our share and is included in our CAP and the remaining $0.4 billion represented our partners’ share. See Note 9 of “Notes to the Consolidated Financial Statements” for more information.

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

In connection with our business, we generally are required to provide various types of surety bonds that provide an additional measure of security for our performance under certain public and private sector contracts. Our ability to obtain surety bonds depends upon our capitalization, working capital, past performance, management expertise and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of our CAP that we have currently bonded and their current underwriting standards, which may change from time to time. The capacity of the surety market is subject to market-based fluctuations driven primarily by the level of surety industry losses and the degree of surety market consolidation. When the surety market capacity shrinks it results in higher premiums and increased difficulty obtaining bonding, in particular for larger, more complex, multi-year projects throughout the market. To help mitigate this risk, we employ a co-surety structure involving three sureties. Although we do not believe that fluctuations in surety market capacity have affected our ability to grow our business, there is no assurance that it will not significantly affect our ability to obtain new contracts in the future (see “Item 1A. Risk Factors”).

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

Equipment

At December 31, 2021 and 2020, we owned the following number of construction equipment and vehicles (excluding discontinued operations):

December 31,	2021	2020
Heavy construction equipment	1,633	1,558
Trucks, truck-tractors, trailers and vehicles	3,599	3,769

Our portfolio of equipment includes backhoes, barges, bulldozers, cranes, excavators, loaders, motor graders, pavers, rollers, scrapers, trucks and tunnel boring machines that are used in both of our segments. We pool certain equipment to maximize utilization. We continually monitor and adjust our fleet size so that it is consistent with the size of our business, considering both existing and expected future work. We lease or rent equipment to supplement our portfolio of equipment in response to construction activity cycles. In 2021 and 2020, we purchased $49.3 million and $39.7 million, respectively, of construction equipment and vehicles for continuing operations.

Seasonality

Our operations are typically affected more by weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues, profitability and the required number of employees.

Website Access

Our website address is www.graniteconstruction.com. On our website we make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information on our website is not incorporated into, and is not part of, this report. These reports, and any amendments to them, are also available on the SEC’s website, www.sec.gov.

Information About Executive Officers

Information regarding our executive officers as of February 1, 2022 is set forth below.

Name	Age	Position
Kyle T. Larkin	50	President and Chief Executive Officer
Elizabeth L. Curtis	55	Executive Vice President and Chief Financial Officer
James A. Radich	63	Executive Vice President and Chief Operating Officer
James D. Richards	57	Senior Vice President and Group Manager
Michael G. Tatusko	57	Senior Vice President and Group Manager
Brian A. Dowd	58	Senior Vice President and Group Manager
Staci M. Woolsey	45	Chief Accounting Officer

Mr. Larkin joined Granite in 1996, has served as President since September 2020 and as Chief Executive Officer since June 2021. He also served as Executive Vice President and Chief Operating Officer from February 2020 to September 2020, Senior Vice President and Manager of Construction and Materials Operations from 2019 to 2020, Senior Vice President and Group Manager from 2017 to 2019, Vice President and Regional Manager in Nevada from 2014 to 2017 and President of Granite’s wholly-owned subsidiary, Intermountain Slurry Seal, Inc. from 2011 to 2014. He served as Manager of Construction at the Reno area office from 2008 to 2011, Chief Estimator from 2004 to 2008 and Project Manager, Project Engineer and Estimator at Granite’s Nevada Branch between 1996 and 2003. Mr. Larkin has also served as a director of our Board of Directors since June 2021. Mr. Larkin holds a B.S. in Construction Management from California Polytechnic State University, San Luis Obispo and an M.B.A. from the University of Massachusetts, Amherst.

Ms. Curtis joined Granite in 2018 and has served as Executive Vice President and Chief Financial Officer since January 2021. She also served as Chief Accounting Officer from October 2020 to January 2021, Vice President of Investor Relations from 2019 to October 2020, and Vice President and Integration Management Officer from 2018 to 2019. Before joining Granite, Ms. Curtis served as Vice President and Chief Accounting Officer for Layne Christensen Company (“Layne”) from 2016 to 2018. Prior to joining Layne, Ms. Curtis worked for Cameron from 2009 to 2016 serving in positions of increasing responsibility and ultimately as their Controller, in charge of external reporting, accounting policies, and internal controls from 2015 to 2016. Ms. Curtis began her career in public accounting with Deloitte and graduated from Texas A&M University with B.S. degrees in Accounting and Finance and is a Certified Public Accountant.

Mr. Radich first joined Granite in 1980 and rejoined the Company in 2011. He has served as Executive Vice President and Chief Operating Officer since December 2020. He also served as Senior Vice President and Group Manager from January 2020 to December 2020, as Vice President and Coastal Region Manager from 2014 to 2019 and Vice President of the Northern California Region from 2011 to 2014. From 1993 to 2011 Mr. Radich was employed by Oldcastle Materials. Mr. Radich served Granite as Project Engineer from 1980 to 1983, Project Manager from 1985 to 1990 for the Heavy Civil and Vertical Divisions and Chief Estimator from 1990 to 1993 in the Vertical Division. He received a B.S.C.E. from Santa Clara University and is a Registered Civil Engineer.

Mr. Richards joined Granite in 1992 and has served as Senior Vice President and Group Manager since 2013, Arizona Region Manager from 2006 to 2012, Arizona Region Chief Estimator from 2000 through 2006, Estimator/Project Manager from 1996 to 2000, Regional Equipment Manager from 1993 to 1996 and Project Engineer from 1992 into 1993. Prior to joining Granite, he served as a U.S. Army Officer. Mr. Richards received a B.S. in Civil Engineering from New Mexico State University.

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

Ms. Woolsey joined Granite in June 2021 and was appointed Chief Accounting Officer on January 1, 2022. Prior to this appointment and since joining the Company in June 2021, Ms. Woolsey served in a non-officer role with accounting responsibilities and reported directly to Ms. Curtis. Prior to joining the Company, Ms. Woolsey was the Vice President and Corporate Controller from December 2018 to August 2020 and Vice President, Corporate Controller and Chief Accounting Officer from August 2020 to June 2021 of MDC Holdings, Inc. From February 2016 to December 2018, Ms. Woolsey was the Vice President and Controller of the Energy, Infrastructure and Industrial Construction division of AECOM. Ms. Woolsey received a B.S. degree in Accounting from the University of Idaho and is a Certified Public Accountant.

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

RISKS RELATED TO OUR INVESTIGATION, RESTATEMENT AND MATERIAL WEAKNESSES

•

We restated our consolidated financial statements for several prior periods and failed to timely file our Annual and Quarterly Reports with the SEC, which has affected and may continue to affect investor confidence, our stock price and our reputation with our customers. It may also result in additional stockholder litigation and may reduce customer confidence in our ability to complete new contract opportunities. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, we restated our consolidated financial statements for the years ended December 31, 2018 and 2017 and unaudited quarterly financial information for the first three quarters of the year ended December 31, 2019 and for each of the quarters in the year ended December 31, 2018 to correct misstatements associated with project forecasts in our former Heavy Civil operating group, which is now part of our Central operating group, discovered in connection with the independent investigation (the “Investigation”) of the Audit/Compliance Committee (the “Audit Committee”) of our Board of Directors. As a result of the Investigation and restatement process, we failed to timely file our Annual and Quarterly Reports with the SEC. Such Investigation, restatement and failure to timely file our Annual and Quarterly Reports with the SEC:

•	had and may continue to have the effect of eroding investor confidence in us and our financial reporting and accounting practices and processes;
•	negatively impacted and may continue to negatively impact the trading price of our common stock;
•	required that we incur significant expenses related to the Investigation, restatement and remediation of the deficiencies in our internal control over financial reporting and may require that we incur significant additional expenses relating to any additional stockholder litigation;
•	may result in additional stockholder litigation;
•	may make it more difficult, expensive and time consuming for us to raise capital, if necessary, on acceptable terms, if at all;
•	may make it more difficult to pursue transactions or implement business strategies that might otherwise be beneficial to our business;
•	may negatively impact our reputation with our customers; and
•	may cause customers to place new orders with other companies.

The occurrence or continued occurrence of any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

•

We identified material weaknesses in our internal control over financial reporting in our Annual Reports on Form 10-K for the years ended December 31, 2019 and 2020, which have been remediated. If we identify material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately and timely report our financial results, investors may lose confidence in us and the market price of our common stock may decrease. As disclosed in our Annual Reports on Form 10-K for the years ended December 31, 2019 and 2020, we identified control deficiencies that constituted material weaknesses, either individually or in the aggregate, and since 2020, Company management, with the assistance of outside consultants, has reviewed and revised our internal control over financial reporting in response to the material weaknesses. Management has now concluded that these material weaknesses have been remediated.

We may not be able to accurately and timely report our financial results and/or we may not be able to detect errors on a timely basis if in the future we: (1) identify one or more material weaknesses in our internal control over financial reporting; (2) are unable to successfully remediate any future material weaknesses; (3) are unable to comply with the requirements of Section 404 in a timely manner; or (4) are unable to assert, or our independent registered public accounting firm is unable to attest, that our internal control over financial reporting is effective. This could result in: (i) our financial statements being materially misstated; (ii) investors losing confidence in the accuracy and completeness of our financial reports; (iii) the market price of our common stock decreasing (iv) our liquidity and access to the capital markets being adversely affected; and (v) our inability to maintain compliance with applicable stock exchange listing requirements and debt covenants requirements. We could also become subject to stockholder or other third-party litigation as well as investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources and could result in fines, penalties, trading suspensions or other remedies.

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

•

We are involved in, and may in the future be subject to, litigation and regulatory examinations, investigations, proceedings or orders as a result of or relating to our restatement and our failure to timely file our Annual and Quarterly Reports with the SEC and if any of these are resolved adversely against us, it could harm our business, financial condition and results of operations. We are currently the subject of securities class action litigation and derivative lawsuits. Additionally, in connection with our disclosure of the Audit Committee’s independent Investigation, we voluntarily contacted the San Francisco office of the SEC Division of Enforcement regarding that Investigation. Since contacting the SEC, we have produced documents to the SEC regarding the accounting issues identified during the independent Investigation and will continue to cooperate with the SEC in its investigation. The SEC’s investigation is ongoing and was not resolved when the Audit Committee completed the Investigation or when the Company’s Annual Reports on Form 10-K for the years ended December 31, 2019 and 2020 were filed. The restatement and our failure to timely file our Annual and Quarterly Reports with the SEC, as well as our previously reported material weaknesses in internal control over financial reporting, may subject us to additional litigation and regulatory examinations, investigations, proceedings or orders, the assessment of civil monetary penalties, and other equitable remedies. Our management has devoted and may continue to be required to devote significant time and attention to these matters. If any of these matters are resolved adversely against us, it could harm our business, financial condition and results of operations. Additionally, while we cannot estimate our potential exposure to these matters at this time, we have already expended significant amounts investigating the claims underlying and defending these matters and expect to continue to need to expend significant amounts to conclude these matters.

RISKS RELATED TO OUR BUSINESS

•

Public health events, including health epidemics or pandemics or other contagious outbreaks, could negatively impact our business, financial condition and results of operations. Our ability to perform work may be significantly affected by public health events. If a public health epidemic or pandemic or other contagious outbreak, including COVID-19, interferes with our ability, or that of our employees, contractors, suppliers, customers and other business partners to perform our and their respective responsibilities and obligations relative to the conduct of our business, our operations may be affected, which could have a material adverse effect on our business, financial condition and results of operations.

•

Unfavorable economic conditions may have an adverse impact on our business. Volatility in the global financial system, deterioration in general economic activity, and fiscal, monetary and other policies that federal, state and local governments may enact, including infrastructure spending or deficit reduction measures, may have an adverse impact on our business, financial position, results of operations, cash flows and liquidity. In particular, low tax revenues, budget deficits, financing constraints, including timing of long-term federal, state and local funding releases, and competing priorities could negatively impact the ability of government agencies to fund existing or new infrastructure projects in the public sector. These factors could have a material adverse effect on the financial market and economic conditions in the United States as well as throughout the world, which may limit our ability and the ability of our customers to obtain financing and/or could impair our ability to execute our strategy. In addition, levels of new commercial and residential construction projects could be adversely affected by oversupply of existing inventories of commercial and residential properties, low property values and a restrictive financing environment.

•

We work in a highly competitive marketplace. We have multiple competitors in all of the areas in which we work, and some of our competitors are larger than we are and may have greater resources than we do. Government funding for public works projects is limited, contributing to competition. An increase in competition may result in a decrease in new awards, a decrease in profit margins, or both. In addition, should downturns in residential and commercial construction activity occur, the competition for available public sector work would intensify, which could impact our revenue, CAP and profit margins.

•

Our financial position could be impacted by worse than anticipated results in our former Heavy Civil operating group, which is now part of our Central operating group. We completed our previously announced strategic review of our former Heavy Civil operating group, which is now part of our Central operating group, and have taken actions that we believe will be beneficial to us and our stockholders. However, the results of our planned actions, and the timing of expected benefits, remain uncertain. In addition, it is possible that we may elect to undertake additional actions related to our Central operating group. Our results of operations, cash flows and liquidity could be materially impacted by underperformance in our Central operating group.

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

•	As part of our growth strategy, we have made and may make future acquisitions, and acquisitions involve many risks and uncertainties. These risks and uncertainties include:

•	our ability to complete acquisitions in accordance with our expected plans, on terms and conditions acceptable to us or our anticipated time frame, or at all;
•	difficulties identifying all significant risks during our due diligence activities;
•	that acquisitions involve significant costs and require the time and attention of our management, which may divert management’s attention from ongoing operations;
•	potential difficulties and increased costs associated with completion of any assumed construction projects;
•	our ability to successfully manage or achieve the results we expect to experience from the acquisitions and that we may lose key employees or customers of the acquired companies;
•	assumption of liabilities of an acquired business, including liabilities that were unknown at the time the acquisition was negotiated;
•

difficulties related to integrating the operations and internal controls, assimilating personnel, services, and systems of an acquired business and to assimilating marketing and other operational capabilities;

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

•	while we often obtain indemnification rights from the sellers of acquired businesses, such rights may be difficult to enforce and the indemnitors may not have the ability to financially support the indemnity.

Failure to successfully manage and integrate acquisitions could harm our business, financial condition and results of operations.

•	As part of our strategy, we may make divestitures, and divestitures involve many risks and uncertainties. These risks and uncertainties include:

•	our ability to locate suitable acquirors for our divestitures;
•	our ability to complete the divestitures in accordance with our expected plans or anticipated time frame, or at all;
•	our ability to complete the divestitures on terms and conditions acceptable to us;
•	difficulties separating the assets and personnel related to businesses that we expect to divest from the businesses we expect to retain;
•	that divestitures involve significant costs and require the time and attention of our management, which may divert management’s attention from ongoing operations;
•

our ability to successfully cause a buyer of a divested business to assume the liabilities of that business, or even if such liabilities are assumed, we may have difficulties enforcing our rights, contractual or otherwise against the buyer;

•	the need to obtain regulatory approvals and other third-party consents, which potentially could disrupt customer and vendor relationships;
•	potential additional tax obligations or the loss of tax benefits;
•	the divestiture could negatively impact our profitability because of losses that may result from a sale, the loss of revenue or a decrease in cash flows; and
•	following the completion of a divestiture, we may have less diversity in our business and in the markets we serve as well as our client base.

Failure to successfully manage divestitures may generate fewer benefits than expected and could harm our business, financial condition and results of operations.

•

In connection with acquisitions or divestitures, we may become subject to liabilities. In connection with any acquisitions, we may acquire liabilities or defects such as legal claims, including but not limited to third party liability and other tort claims; claims for breach of contract; employment-related claims; environmental liabilities, conditions or damage; permitting, regulatory or other compliance with law issues; or tax liabilities. If we acquire any of these liabilities, and they are not adequately covered by insurance or an enforceable indemnity or similar agreement from a creditworthy counterparty, we may be responsible for significant out-of-pocket expenditures. In connection with any divestitures, we may incur liabilities for breaches of representations and warranties or failure to comply with operating covenants under any agreement for a divestiture. We may also retain exposure on financial or performance guarantees, contractual, employment, pension and severance obligations or other liabilities of the divested business and potential liabilities that may arise under law because of the disposition or the subsequent failure of an acquiror. As a result, performance by the divested businesses or other conditions outside of our control could have a material adverse effect on our business, financial condition and results of operations. In addition, we may indemnify a counterparty in a divestiture for certain liabilities of the divested business or operations subject to the divestiture transaction. These liabilities, if they materialize, could have a material adverse effect on our business, financial condition and results of operations.

•

Design-build contracts subject us to the risk of design errors and omissions. Design-build is a common method of project delivery as it provides the owner with a single point of responsibility for both design and construction. We generally subcontract design responsibility to architectural and engineering firms. However, in the event of a design error or omission causing damages, there is risk that the subcontractor or their errors and omissions insurance would not be able to absorb the liability. In this case we may be responsible, resulting in a potentially material adverse effect on our financial position, results of operations, cash flows and liquidity.

•

Many of our contracts have penalties for late completion. In some instances, including many of our fixed price contracts, we guarantee that we will complete a project by a certain date. If we subsequently fail to complete the project as scheduled, we may be held responsible for costs resulting from the delay, generally in the form of contractually agreed-upon liquidated damages. To the extent these events occur, the total cost of the project could exceed our original estimate and we could experience reduced profits or a loss on that project and there could be a material adverse impact to our financial position, results of operations, cash flows and liquidity.

•

Our failure to adequately recover on affirmative claims brought by us against project owners or other project participants (e.g., back charges against subcontractors) for additional contract costs could have a negative impact on our liquidity and future operations. In certain circumstances, we assert affirmative claims to which we believe Granite is entitled against project owners, engineers, consultants, subcontractors or others involved in a project for additional costs exceeding the contract price or for amounts not included in the original contract price. These types of affirmative claims occur due to matters such as delays or changes from the initial project scope, both of which may result in additional costs. Often, these affirmative claims can be the subject of lengthy arbitration or litigation proceedings, and it is difficult to accurately predict when and on what terms they will be fully resolved. The potential gross profit impact of recoveries for affirmative claims may be material in future periods when they, or a portion of them, become probable and estimable or are settled. When these types of events occur, we use working capital to cover cost overruns pending the resolution of the relevant affirmative claims and may incur additional costs when pursuing such potential recoveries. A failure to recover on these types of affirmative claims promptly and fully could have a negative impact on our financial position, results of operations, cash flows and liquidity. In addition, while clients and subcontractors may be obligated to indemnify us against certain liabilities, such third parties may refuse or be unable to pay us.

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

•

An inability to obtain bonding could have a negative impact on our operations and results. As more fully described in “Insurance and Bonding” under “Item 1. Business,” we generally are required to provide surety bonds securing our performance under the majority of our public and private sector contracts. Our inability to obtain reasonably priced surety bonds in the future and, while we monitor the financial health of our insurers and the insurance market, catastrophic events could reduce available limits or the breadth of coverage, both of which could significantly affect our ability to be awarded new contracts and could, therefore, have a material adverse effect on our financial position, results of operations, cash flows and liquidity.

•

We use certain commodity products that are subject to significant price fluctuations. We are exposed to various commodity price risks, including, but not limited to, diesel fuel, natural gas, propane, steel, cement and liquid asphalt arising from transactions that are entered into in the normal course of business. We use petroleum based products, such as fuels, lubricants and liquid asphalt, to power or lubricate our equipment, operate our plants, and as a significant ingredient in the asphaltic concrete we manufacture for sale to third parties and use in our asphalt paving construction projects. Although we are partially protected by asphalt or fuel price escalation clauses in some of our contracts, many contracts provide no such protection. We also use steel and other commodities in our construction projects that can be subject to significant price fluctuations. In order to manage or reduce commodity price risk, we monitor the costs of these commodities at the time of bid and price them into our contracts accordingly. Additionally, some of our contracts may include commodity price escalation clauses which partially protect us from increasing prices. At times we enter into supply agreements or pre-purchase commodities to secure pricing and may use financial contracts to further manage price risk. Significant price fluctuations could have a material adverse effect on financial position, results of operations, cash flows and liquidity

•

Weather can significantly affect our revenues and profitability. Our ability to perform work is significantly affected by weather conditions such as precipitation and temperature. Changes in weather conditions can cause delays and otherwise significantly affect our project costs. The impact of weather conditions can result in variability in our quarterly revenues and profitability, particularly in the first and fourth quarters of the year.

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

•	Our CAP is subject to unexpected adjustments and cancellations and could be an uncertain indicator of our future earnings. We cannot guarantee that the revenues projected in our CAP will be realized or, if realized, will be profitable. Projects reflected in our CAP may be affected by project cancellations, scope adjustments, time extensions or other changes. Such changes may adversely affect the revenue and profit we ultimately realize on these projects.

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

•

Our joint venture contracts subject us to risks and uncertainties, some of which are outside of our control. As further described in Note 1 of “Notes to the Consolidated Financial Statements” and in “Joint Ventures” under “Item 1. Business,” we perform certain construction contracts as a limited or minority member of joint ventures. Participating in these arrangements exposes us to risks and uncertainties, including the risk that if our partners fail to perform under joint and several liability contracts, we could be liable for completion of the entire contract. In addition, if our partners are not able or willing to provide their share of capital investment to fund the operations of the venture, there could be unanticipated costs to complete the projects, financial penalties or liquidated damages. These situations could have a material adverse effect on our financial position, results of operations, cash flows and liquidity.

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

•

We may be unable to identify and contract with qualified DBE contractors to perform as subcontractors. Certain of our government agency projects contain minimum DBE participation clauses. Although we have programs in place to ensure compliance, if we fail to complete these projects with the minimum DBE participation, we may be held responsible for breach of contract, which may include restrictions on our ability to bid on future projects as well as monetary damages. To the extent we are responsible for monetary damages, the total costs of the project could exceed our original estimates, we could experience reduced profits or a loss for that project and there could be a material adverse impact to our financial position, results of operations, cash flows and liquidity.

•

We may be required to contribute cash to meet our unfunded pension obligations in certain multi-employer plans. As of December 31, 2021, three of our wholly-owned subsidiaries within our continuing operations, Granite Construction Company, Granite Construction Northeast, Inc. and Granite Industrial, Inc. participate in various domestic multi-employer pension plans on behalf of union employees. Union employee benefits generally are based on a fixed amount for each year of service. We are required to make contributions to the plans in amounts established under collective bargaining agreements. Pension expense is recognized as contributions are made. The domestic pension plans are subject to the Employee Retirement Income Security Act of 1974 (“ERISA”). Under ERISA, a contributor to a multi-employer plan may be liable, upon termination or withdrawal from a plan, for its proportionate share of a plan’s unfunded vested liability. While we currently have no intention of withdrawing from a plan and unfunded pension obligations have not significantly affected our operations in the past, there can be no assurance that we will not be required to make material cash contributions to one or more of these plans to satisfy certain underfunded benefit obligations in the future.

RISKS RELATED TO LEGAL, REGULATORY, ACCOUNTING AND TAX ISSUES
•	Government contractors are subject to suspension or debarment from government contracting. Government contracts expose us to a variety of risks that differ from those associated with private sector contracts. Various statutes to which our operations are subject, including, among others, the Davis-Bacon Act (which regulates wages and benefits), the Walsh-Healy Act (which prescribes a minimum wage and regulates overtime and working conditions), Executive Order 11246 (which establishes equal employment opportunity and affirmative action requirements) and the Drug-Free Workplace Act, provide for mandatory suspension and/or debarment of contractors in certain circumstances involving statutory violations. In addition, the Federal Acquisition Regulation and various state statutes provide for discretionary suspension and/or debarment in certain circumstances that might call into question a contractor’s willingness or ability to act responsibly, including as a result of being convicted of, or being found civilly liable for, fraud or a criminal offense in connection with obtaining, attempting to obtain or performing a public contract or subcontract. The scope and duration of any suspension or debarment may vary depending upon the facts and the statutory or regulatory grounds for debarment and could have a material adverse effect on our financial position, results of operations, cash flows and liquidity.

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

•

Government contracts generally have strict regulatory requirements. Approximately 75% of our construction-related revenue from continuing operations in 2021 was derived from contracts funded by federal, state and local government agencies and authorities. Government contracts are subject to specific procurement regulations, contract provisions and a variety of socioeconomic requirements relating to their formation, administration, performance and accounting and often include express or implied certifications of compliance. Claims for civil or criminal fraud may be brought for violations of regulations, requirements or statutes. We may also be subject to qui tam litigation brought by private individuals on behalf of the government under the Federal Civil False Claims Act, which could include claims for up to treble damages. Further, if we fail to comply with any of the regulations, requirements or statutes or if we have a substantial number of accumulated Occupational Safety and Health Administration, Mine Safety and Health Administration or other workplace safety violations, our existing government contracts could be terminated and we could be suspended from government contracting or subcontracting, including federally funded projects at the state level. Should one or more of these events occur, it could have a material adverse effect on our financial position, results of operations, cash flows and liquidity.

•	We are subject to environmental and other regulation. As more fully described in “Government Regulations” under “Item 1. Business,” we are subject to a number of federal, state, local and foreign laws and regulations relating to the environment, including the remediation of soil and groundwater contamination, emission and discharge of materials into the environment and reclamation and closure of operations, workplace health and safety and a variety of socioeconomic requirements and are required to obtain and maintain a number of environmental approvals, permits and financial assurances. Noncompliance with such laws, regulations and permits can result in, among other things, substantial penalties, or termination or suspension of government contracts or our operations as well as civil and criminal liability. In addition, some environmental laws and regulations impose strict, joint and several liability and responsibility on present and former owners, operators or users of facilities and sites, and entities that disposed or arranged for the disposal of hazardous substances at a third-party site, for contamination at such facilities and sites, without regard to causation or knowledge of contamination. We occasionally evaluate various alternatives with respect to our facilities, including possible dispositions or closures. Investigations undertaken in connection with these activities may lead to discoveries of contamination that must be remediated, and closures of facilities may trigger compliance requirements, including reclamation requirements, that may not be applicable to operating facilities. While compliance with these laws and regulations has not materially adversely affected our operations in the past, there can be no assurance that these requirements, laws or regulations will not change and that compliance will not adversely affect our operations in the future. Furthermore, we cannot provide assurance that existing or future circumstances or developments with respect to contamination will not require us to make significant remediation or restoration expenditures.

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

•

We may be exposed to liabilities under the FCPA and any determination that we or any of our subsidiaries has violated the FCPA could have a material adverse effect on our business. The FCPA generally prohibits companies and their affiliates from making improper payment to non-U.S. officials for the purpose of obtaining or retaining business. Our internal policies, procedures and Code of Conduct mandate compliance with these anti-corruption laws. However, we operate in some countries known to experience corruption. Despite our training and compliance programs, we cannot provide assurance that our internal policies and procedures will always protect us from violation of such anti-corruption laws committed by our affiliated entities or their respective officers, directors, employees and agents. We could also face fines, sanctions and other penalties from authorities in the relevant foreign jurisdictions, including prohibition of participating in or curtailment of business operations in those jurisdictions and the seizure of certain of our assets. Our customers in those jurisdictions could also seek to impose penalties or take other actions adverse to our interest. In addition, we could face other third-party claims by, among others, our stockholders, debt holders or other interest holders or constituents. Violations of FCPA laws, allegations of such violations and/or disclosure related to any relevant investigation could have a material adverse impact on our financial position, results of operations, cash flows and liquidity for reasons including, but not limited to, an adverse effect on our reputation, our ability to obtain new business or retain existing business, to attract and retain employees, to access the capital markets and/or could give rise to an event of default under the agreements governing our debt instruments.

RISKS RELATED TO INFORMATION TECHNOLOGY

•	Changes to our outsourced software or infrastructure vendors as well as any sudden loss, breach of security, disruption or unexpected data or vendor loss associated with our information technology systems could have a material adverse effect on our business. We rely on third-party software and infrastructure to run critical accounting, project management and financial information systems. If software or infrastructure vendors decide to discontinue further development, integration or long-term maintenance support for our information systems, or there is any system interruption, delay, breach of security, loss of data or loss of a vendor, we may need to migrate some or all of our accounting, project management and financial information to other systems. Despite business continuity plans, these disruptions could increase our operational expense as well as impact the management of our business operations, which could have a material adverse effect on our financial position, results of operations, cash flows and liquidity.

•	Cybersecurity attacks on or breaches of our information technology environment could result in business interruptions, remediation costs and/or legal claims. To protect confidential customer, vendor, financial and employee information, we employ information security measures, including cybersecurity training for all employees, that secure our information systems from cybersecurity attacks or breaches. Even with these measures, we may be subject to unauthorized access of digital data with the intent to misappropriate information, corrupt data or cause operational disruptions. If a failure of our safeguarding measures were to occur, or if software or third-party vendors that support our information technology environment are compromised, it could have a negative impact to our business and result in business interruptions, remediation costs and/or legal claims, which could have a material adverse effect on our financial position, results of operations, cash flows and liquidity.
RISKS RELATED TO OUR CAPITAL STRUCTURE
•	Failure to remain in compliance with covenants under our Credit Agreement, service our indebtedness, or fund our other liquidity needs could adversely impact our business. Our failure to comply with any of the restrictive or financial covenants would constitute an event of default under our Credit Agreement. Our failure to pay principal, interest or other amounts when due or within the relevant grace period on our 2.75% Convertible Notes or our Credit Agreement would constitute an event of default under the indenture governing our 2.75% Convertible Notes or the Credit Agreement. A default under our Credit Agreement could result in (i) us no longer being entitled to borrow under such facility; (ii) termination of such facility; (iii) the requirement that any letters of credit under such facility be cash collateralized; (iv) acceleration of amounts owed under the Credit Agreement; and/or (v) foreclosure on any lien securing the obligations under such facility. A default under the indenture governing our 2.75% Convertible Notes could result in acceleration of the maturity of the notes. If we are unable to service our debt obligations or fund our other liquidity needs, we could be forced to curtail our operations, reorganize our capital structure (including through bankruptcy proceedings) or liquidate some or all of our assets in a manner that could cause holders of our securities to experience a partial or total loss of their investment in us. See definition of Credit Agreement and 2.75% Convertible Notes in Note 14 to “Notes to the Consolidated Financial Statements.”

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

•

The convertible note hedge and warrant transactions may affect the value of our common stock. In connection with our 2.75% Convertible Notes offering, we entered into convertible note hedge transactions with option counterparties. We also entered into warrant transactions with the option counterparties. The convertible note hedge transactions are expected generally to reduce the potential dilution to our common stock upon conversion of the 2.75% Convertible Notes and/or offset any cash payments we elect to make in excess of the principal amount of converted notes, as the case may be. However, the warrant transactions could separately have a dilutive effect on our common stock to the extent that the market price per share of our common stock exceeds the strike price of the warrants ($53.44 per share) and we deliver shares of our common stock upon exercise of such warrants instead of paying cash. Additionally, in connection with establishing their initial hedge of the convertible note hedge and warrant transactions, the option counterparties may have entered into various derivative transactions with respect to our common stock. The option counterparties may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions. This activity could cause an increase or a decrease in the market price of our common stock. The effect, if any, of these transactions and activities on the market price of our common stock will depend in part on market conditions and cannot be ascertained at this time, but these activities could adversely affect the market price of our common stock.

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

•

The price of our common stock historically has been volatile. Our stock price may continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including the other factors discussed in “Risks Factors;” variations in our quarterly operating results from our expectations or those of securities analysts or investors; downward revisions in securities analysts’ estimates; and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments. In addition, the sale or the availability for sale of a large number of shares of common stock in the public market may cause the price of our common stock to decline.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Quarry Properties

In October 2018, the Securities and Exchange Commission (“SEC”) adopted amendments to modernize the property disclosure requirements for mining registrants. We are subject to the new rules beginning with our year ended December 31, 2021. We own or lease quarry properties that contain mineral resources that we extract and process into construction materials.

As defined by the SEC, mineral resources are a concentration or occurrence of material of economic interest in or on the earth’s crust in such form, grade or quality and quantity that there are reasonable prospects for economic extraction. A mineral resource is a reasonable estimate of mineralization, taking into account relevant factors such as cut-off grade, likely mining dimensions, location or continuity, that, with the assumed and justifiable technical and economic conditions, is likely to, in whole or in part, become economically extractable.

As defined by the SEC, mineral reserves are an estimate of tonnage and grade or quality of indicated and measured mineral resources that, in the opinion of a qualified person, as defined by the SEC, can be the basis of an economically viable project. More specifically, it is the economically mineable part of a measured or indicated mineral resource, which includes diluting materials and allowances for losses that may occur when the material is mined or extracted.

Our mineral resources and reserves are based on estimates made by qualified persons who are employees of the Company and are based primarily on geological evidence, sampling and testing and appropriate modifying factors. Amounts presented in the tables below are based on various assumptions to determine estimated economically mineable tons including site specific prices for sand and gravel and hard rock between $5 - $15 per ton. The price per ton estimates use a saleable product (i.e., materials that are ready for sale) as a point of reference and are escalated over time by the Producer’s Price Index for Construction Sand, Gravel and Crushed Stone (product 1321). Pricing for aggregates tend to remain similar for long periods of time; therefore, we use current pricing to estimate prices and we reassess at least annually to verify there have not been material changes. Changes to the estimates and assumptions from those currently anticipated could have a material impact on the mineral resource and mineral reserve estimates.

As of December 31, 2021, we had open pit quarry properties available for the extraction of sand, gravel and hard rock. Both of our reportable segments use these quarry properties to extract and process sand, gravel and hard rock into construction material for internal use and for sale to third parties. As of December 31, 2021, we had all the permits necessary to mine and process sand, gravel and hard rock at our active quarry properties. As of December 31, 2021, no individual mining operation was considered material to our business or financial condition. Aggregate annual production for all mining properties was 16 million tons, 14.3 million tons, and 12.5 million tons during the years ended December 31, 2021, 2020 and 2019, respectively. The following map shows the approximate locations of our permitted quarry properties as of December 31, 2021:

Vancouver
Victoria
Seattle
Spokane
WASHINGTON
Kennewick
Portland
Salem
OREGON
BLUE MOUNTAINS
CASCADE
COASTAL RANGE
HARNEY BASIN
Medford
Boise
IDAHO
Idaho Falls
MONTANA
Helena
Billings
LEWIS RANGE
ABSAROKA RANGE
WYOMING
Cheyenne
Denver
COLORADO
UTAH
NEVADA
GREAT BASIN
Carson City
Sacramento
San Francisco
San Jose
Fresno
SAN JOAQUIN VALLEY
SIERRA NEVADA MOUNTAINS
CALIFORNIA
MOJAVE DESERT
Las Vegas
Los Angeles
San Diego
Tijuana
Mexicali
ARIZONA
Phoenix
Tucson
SONORAN DESERT
COLORADO PLATEAU
SAN FRANCISCO PLATEAU
NEW MEXICO
Santa Fe
Albuquerque
Service Layer Credits: Sources: Esri, HERE, Garmin, Intermap, increment P Corp., GEBCO, USGS, FAO, NPS, NRCAN,

California is the only state that comprises more than 10% of our total mining operations. The following tables present information about our quarry properties as of December 31, 2021, separated between California and non-California properties (tons in millions):

		Resources and Reserves for Each Product Type (tons)		Percentage of Resources and Reserves Owned and Leased
State	Number of Properties	Sand & Gravel	Hard Rock	Owned(1)	Leased(2)	Acreage
California	32	462.3	286.9	59%	41%	10,431
Non-California	50	105.0	141.6	55%	45%	9,951

(1) Owned properties are properties we own or in which we have, or it is probable that we will have, a direct or indirect economic interest.

(2) Leases are defined as properties where we operate, or it is probable we will operate, under a lease or other legal agreement that grants us ownership or similar rights that authorize us, as principal, to sell or otherwise dispose of the mineral and includes properties that we sublease and from which we receive royalties, which are both considered immaterial. Our leases have terms which range from month-to-month to 42 years with most including an option to renew.

The life cycle of mining sand, gravel and hard rock begins with exploration and continues through development and production. After a sand, gravel and hard rock deposit has been identified through exploration, the mine is developed before production begins. The following table presents the number of properties in each respective stage as of December 31, 2021 for all mining properties:

State	Exploration	Development	Production
California	9	3	20
Non-California	14	1	35

Mineral Resources

The table below presents information on measured, indicated and inferred mineral resources. Estimates of measured mineral resources are based on conclusive geological evidence, sampling and testing and may be converted to a proven mineral reserve or to a probable mineral reserve. Estimates of indicated mineral resources are based on adequate geological evidence, sampling and testing and may only be converted to a probable mineral reserve when sufficient evidence is identified including consideration of modifying factors such as mining, processing, economic and environmental factors. Estimates of inferred mineral resources have significant geological uncertainty based on limited geological evidence, sampling and testing and therefore may not be converted to a mineral reserve.

As of December 31, 2021, our qualified persons estimated our measured, indicated and inferred resources to be approximately 230.7 million tons with an average permitted life of approximately 16 years at present operating levels. As of December 31, 2021, California was the only individual state that comprised more than 10% of our total mining operations. The Wine Group and Aerojet North White Rock were the only mines that comprised 10% or more of our combined measured and indicated mineral resources for sand and gravel and the Euer Ranch was the only mine that comprised 10% or more of our combined measured and indicated mineral resources for hard rock. The following table presents information about our mineral resources at December 31, 2021 (tons in millions):

	Measured Mineral Resources		Indicated Mineral Resources		Measured + Indicated Mineral Resources		Inferred Mineral Resources
	Amount (tons)	Grades / qualities (1)	Amount (tons)	Grades / qualities (1)	Amount (tons)	Grades / qualities (1)	Amount (tons)	Grades / qualities (1)
Sand and Gravel:
California
The Wine Group	—	—	51.4	Sand and Gravel	51.4	Sand and Gravel	—	—
Aerojet North White Rock	32.0	Sand and Gravel	—	—	32.0	Sand and Gravel	—	—
All other California	—	—	19.5	Sand and Gravel	19.5	Sand and Gravel	—	—
Total California	32.0		70.9		102.9		—
Non-California	0.6	Sand and Gravel	3.0	Sand and Gravel	3.6	Sand and Gravel	—	—
Total	32.6		73.9		106.5		—

Hard Rock:
California
Euer Ranch	71.7	Hard Rock	—	—	71.7	Hard Rock	—	—
All other California	9.9	Hard Rock	—	—	9.9	Hard Rock	—	—
Total California	81.6		—		81.6		—
Non-California	9.6	Hard Rock	—	—	9.6	Hard Rock	33.0	Hard Rock
Total	91.2		—		91.2		33.0
Grand Total	123.8		73.9		197.7		33.0

(1) The grade of product produced is contingent on market needs. Sites typically sell base products that range from low to high grades including fill materials, base aggregates, hot mix aggregates and concrete aggregates.

Mineral Reserves

Mineral reserves are divided into proven and probable mineral reserves. Proven mineral reserves are the economically mineable part of a measured mineral resource and can only result from the conversion of a measured mineral resource. Proven mineral resources are determined by a qualified person through the testing of samples obtained from closely spaced subsurface drilling and/or exposed pit faces, and are sufficiently understood so that quantity, quality and engineering conditions are known with sufficient accuracy to be mined without the need for any further subsurface work. Probable mineral reserves are the economically mineable part of an indicated, and in some cases, a measured mineral resource. Probable mineral reserves are determined through the testing of samples obtained from subsurface drilling but the sample points are too widely spaced to allow detailed prediction of quantity, quality and engineering conditions. Additional subsurface work may be needed prior to mining the reserve.

Modifying factors are the factors that a qualified person must apply to indicated and measured mineral resources and then evaluate in order to establish the economic viability of mineral reserves. The modifying factors applied in the conversion of measured and indicated mineral resources to proven and probable mineral reserves during the year ended December 31, 2021 included various relevant technical and economic factors, including site infrastructure, mine design and planning, processing plant and environmental compliance and permitting. The basis of determining the modifying factors was a combination of historical experience mining aggregates and observation.

As of December 31, 2021, our qualified persons estimated our proven and probable reserves to be approximately 765.1 million tons with an average permitted life of approximately 19 years at present operating levels. Waste factors for proven and probable reserves range up to 45% depending on the deposit type, market characteristics and extraction feasibility. As of December 31, 2021, California was the only individual state that comprised more than 10% of our total mining operations, Coalinga was the only mine that comprised 10% or more of our mineral reserves for sand and gravel and Handley Quarry was the only mine that comprised 10% or more of our mineral reserves for hard rock. The following table presents information about mineral reserves at December 31, 2021 (tons in millions):

	Proven Mineral Reserves		Probable Mineral Reserves		Total Mineral Reserves
	Amount (tons)	Grades / qualities (1)	Amount (tons)	Grades / qualities (1)	Amount (tons)	Grades / qualities (1)
Sand and Gravel:
California
Coalinga	119.1	Sand and Gravel	—	—	119.1	Sand and Gravel
All other California	214.5	Sand and Gravel	25.8	Sand and Gravel	240.3	Sand and Gravel
Total California	333.6		25.8		359.4
Non-California	84.0	Sand and Gravel	17.4	Sand and Gravel	101.4	Sand and Gravel
Total	417.6		43.2		460.8

Hard Rock:
California
Handley Quarry	144.8	Hard Rock	—	—	144.8	Hard Rock
All other California	60.5	Hard Rock	—	—	60.5	Hard Rock
Total California	205.3		—		205.3
Non-California	56.6	Hard Rock	42.4	Hard Rock	99.0	Hard Rock
Total	261.9		42.4		304.3
Grand Total	679.5		85.6		765.1

(1) The grade of product produced is contingent on market needs. Sites typically sell base products that range from low to high grades including fill materials, base aggregates, hot mix aggregates and concrete aggregates.

Internal controls

Mining operations include risk in estimation of mineral reserves and mineral resources that could be impacted by unforeseen geologic circumstances, changes in regulation or changes in sales and customers. The risk that these estimates would be unreasonable based on the known information is mitigated by the following internal controls that we use in our exploration and mineral resource and mineral reserve estimation efforts:

•

quality control and quality assurance programs including management identifying the qualified person(s) with the appropriate background and qualifications to prepare the information used for disclosure purposes;

•

verification of analytical procedures including management reviewing the mineral resource and reserve report information for completeness, accuracy and appropriateness, such as categorization, inclusion of technical, economic and operational factors, discounted cash flow analysis inputs, assumptions and calculations, and mining, metallurgical, legal, environmental, social and governmental modifying factors as well as comparison of estimates to historic production and prior period estimates; and

•	review of disclosures to ensure compliance with requirements.

Plant Properties

We operate plants at our quarry sites to process aggregates into construction materials. Some of our sites may have more than one crushing, concrete or asphalt processing plant. The following table presents the number of plants we owned as of the respective dates for continuing operations:

December 31,	2021	2020
Aggregate crushing plants	29	29
Asphalt concrete plants	49	49
Cement concrete batch plants	5	5
Asphalt rubber plants	5	5
Lime slurry plants	6	6

These plants are used by both of our reportable segments.

Other Properties

The following table provides our estimate of certain information about other properties for continuing operations as of December 31, 2021:

	Land Area (acres)	Buildings (square feet)
Office and shop space (owned and leased)	1,128	904,379

The office and shop space is used by both of our reportable segments.

Item 3. LEGAL PROCEEDINGS

The description of the matters set forth in Note 20 of “Notes to the Consolidated Financial Statements” is incorporated herein by reference.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange under the ticker symbol GVA. As of February 18, 2022, 45,875,355 shares of our common stock were outstanding and held by 675 shareholders of record. We have paid quarterly cash dividends since the second quarter of 1990, and we expect to continue to do so.

The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended December 31, 2021:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
October 1, 2021 through October 31, 2021	524	$38.36	—	$157,165,044
November 1, 2021 through November 30, 2021	386	$37.14	—	$157,165,044
December 1, 2021 through December 31, 2021	2,387	$38.76	—	$157,165,044
	3,297	$38.51	—

(1) On June 2, 2021, the Company’s stockholders approved the 2021 Equity Incentive Plan, which replaced the Amended and Restated 2012 Equity Incentive Plan. The number of shares purchased is in connection with employee tax withholding for restricted stock units vested under our 2012 and 2021 Equity Incentive Plans.

(2) As announced on April 29, 2016, on April 7, 2016, the Board of Directors authorized us to purchase up to $200.0 million of our common stock at management's discretion (the “2016 authorization”). As part of the 2016 authorization, we established a share repurchase program to facilitate common stock repurchases. We did not purchase shares under the share purchase plan in any of the periods presented. As of December 31, 2021, $157.2 million of the 2016 authorization remained available. As announced on February 3, 2022, on February 1, 2022, the Board of Directors authorized us to purchase up to $300.0 million of our common stock at management’s discretion (the “2022 authorization”). The 2022 authorization replaced the 2016 authorization, including the amount available for repurchase, and no further repurchases will take place under the 2016 authorization. The specific timing and amount of any future purchases will vary based on market conditions, securities law limitations and other factors.

Performance Graph

The following graph compares the cumulative five-year total return provided to Granite Construction Incorporated’s common stockholders relative to the cumulative total returns of the S&P 500 index and the Dow Jones U.S. Heavy Construction index. The Dow Jones U.S. Heavy Construction index includes the following companies: AECOM, Emcor Group Inc., Mastec Inc., Quanta Services Inc., Valmont Industries Inc. and WillScot Mobile Mini Holdings Corp. Certain of these companies differ from Granite in that they derive more revenue and profit from non-U.S. operations and have customers in different markets. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2016 through December 31, 2021.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Granite Construction Incorporated, the S&P 500 Index
and the Dow Jones US Heavy Construction Index

$250
$200
$150
$100
$50
$0
12/16
12/17
12/18
12/19
12/20
12/21
Granite Construction Incorporated
S&P 500
Dow Jones US Heavy Construction

*$100 invested on 12/31/16 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

December 31,	2016	2017	2018	2019	2020	2021
Granite Construction Incorporated	$100.00	$116.44	$74.76	$52.11	$51.75	$75.96
S&P 500	$100.00	$121.83	$116.49	$153.17	$181.35	$233.41
Dow Jones U.S. Heavy Construction	$100.00	$105.37	$77.85	$104.44	$126.81	$189.88

Item 6. RESERVED

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We deliver infrastructure solutions for public and private clients primarily in the United States. We are one of the largest diversified infrastructure companies in the United States. Within the public sector, we primarily concentrate on infrastructure projects, including the construction of streets, roads, highways, mass transit facilities, airport infrastructure, bridges, dams, power-related facilities, utilities, tunnels and other infrastructure-related projects. Within the private sector, we perform site preparation, mining services and infrastructure services for residential development, energy development, commercial and industrial sites, and other facilities, as well as provide construction management professional services.

During the fourth quarter of 2021, the Company updated its strategy to focus on its core business capabilities, to leverage its current geographic based home markets in the civil construction and materials business and to target expansion based upon that combined strategy. Through our strategic analysis, we determined that the end markets and geographic structure of the former Water and Mineral Services operating group (“WMS”) did not align with the Company’s new strategy and the Board of Directors approved a plan to sell these businesses within the next twelve months. As a result of these actions, we classified WMS as held-for-sale in the consolidated balance sheets and as discontinued operations in the consolidated statements of operations as of and for the year ended December 31, 2021 and applied these changes retrospectively for all other periods presented. See Note 2 of “Notes to the Consolidated Financial Statements” for WMS financial information, which has been excluded from all other disclosures unless explicitly stated otherwise.

Also related to our new strategic plan, during the fourth quarter of 2021, we reorganized our operating groups to improve operating efficiencies and better position the Company for long-term growth. In alphabetical order, our continuing business operating groups are defined as follows:

•	California;
•

Central (formerly Heavy Civil, Federal and Midwest operating groups), which primarily includes offices in Arizona (formerly in the Northwest operating group), Colorado, Florida, Illinois, Texas and Guam; and

•	Mountain (formerly Northwest), which primarily includes offices in Alaska, Nevada, Utah and Washington.

In addition, we revised the financial information our chief operating decision maker, or decision-making group (our “CODM”), regularly reviews to allocate resources and assess our performance. This change is consistent with our new strategic plan and better aligns with our continuing civil construction and materials business. Our CODM now regularly reviews financial information regarding our two primary product lines, construction and materials, as well as our operating groups. We identified our CODM as our Chief Executive Officer and our Chief Operating Officer.

As a result of these changes, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, our reportable segments, which are the same as our operating segments, were changed to: Construction and Materials. The Construction segment replaces the previous Transportation, Water and Specialty reportable segments, with the composition of our Materials segment for our continuing operations remaining unchanged. These changes have been applied retrospectively for all periods presented. Our Construction segment focuses on construction and rehabilitation of roads, pavement preservation, bridges, rail lines, airports, marine ports, dams, reservoirs, aqueducts, infrastructure and site development for use by the general public and water-related construction for municipal agencies, commercial water suppliers, industrial facilities and energy companies. It also provides construction of various complex projects including infrastructure / site development, mining, public safety, tunnel, solar and other power projects. The Materials segment focuses on production of aggregates and asphalt production for internal use and for sale to third parties. See Note 21 of “Notes to the Consolidated Financial Statements” for additional information about our reportable segments.

On February 2, 2022, we entered into a purchase agreement with Inland Pipe Rehabilitation LLC (“IPR”) and 1000097155 Ontario Inc. (“Ontario” and together with IPR, the “Purchasers”), investment affiliates of J.F. Lehman & Company. Per the terms of that agreement, the Company agreed to sell our trenchless and pipe rehabilitation services business (“Inliner”), a portion of WMS, to the Purchasers, for a purchase price of $159.7 million. The sale has been unanimously approved by the Company’s Board of Directors and is subject to customary covenants and closing conditions. The transaction is expected to close in the first half of 2022. The water supply, treatment, delivery and maintenance business (“Water Resources”) and mineral exploration drilling business (“Mineral Services”), which represent the remainder of WMS, are expected to be sold within the next twelve months. See Note 2 of “Notes to the Consolidated Financial Statements” for additional information.

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

Revenue Recognition

Our revenue is primarily derived from construction contracts that can span several quarters or years in our Construction segment and from sales of construction related materials in our Materials segment. We recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, and subsequently issued additional related ASUs. The accuracy of our revenue and profit recognition in a given period depends on the accuracy of our estimates of the forecasted revenue and cost to complete each project. Cost estimates for all of our significant projects use a detailed “bottom up” approach. There are a number of factors that can contribute to changes in estimates of contract cost and profitability. The most significant of these include:

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

The foregoing factors, as well as the stage of completion of contracts in process and the mix of contracts at different margins may cause fluctuations in gross profit and gross profit margin from period to period. Significant changes in revenue and cost estimates, particularly in our larger, more complex, multi-year projects have had, and in the future could have, a significant effect on our profitability. Due to the number of factors that can contribute to changes in estimates of contract cost and profitability,  the sensitivity of reported amounts to the assumptions underlying the estimate’s calculation is not reasonably available or meaningful. However, Note 3 of “Notes to the Consolidated Financial Statements” presents the impact material revisions in estimates had on the periods covered by this report.

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

In accordance with U.S. GAAP, we can elect to perform a qualitative assessment to test a reporting unit’s goodwill for impairment or perform a quantitative impairment test. Based on a qualitative assessment, if we determine that the fair value of a reporting unit is more likely than not to be less than its carrying amount, a quantitative impairment test will be performed.

In performing a quantitative goodwill impairment test, we calculate the estimated fair value of the reporting unit using the discounted cash flow and market multiple methods. The estimated fair value is compared to the carrying amount of the reporting unit, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the fair value of the reporting unit is less than its carrying amount, goodwill is impaired and the excess of the reporting unit’s carrying amount over the fair value is recognized as a non-cash impairment charge.

Judgments inherent in these methods include the determination of appropriate discount rates, the amount and timing of expected future cash flows, revenue and margin growth rates, and appropriate benchmark companies. The cash flows used in our 2021 discounted cash flow model were based on five-year financial forecasts developed internally by management adjusted for market participant-based assumptions. Our discount rate assumptions are based on an assessment of the equity cost of capital and appropriate capital structure for our reporting units. To assess for reasonableness, we compare the estimated fair values of the reporting units to our current market capitalization.  Material assumptions used in the impairment analysis included the weighted average cost of capital percent and terminal growth rates.

Accrued Insurance Costs

We carry insurance policies to cover various risks, including general liability, automobile liability, workers compensation and employee medical expenses under which we are liable to reimburse the insurance company for certain losses.  The amounts for which we are liable range from the first $0.5 million to $1.5 million per occurrence. We accrue for probable losses, both reported and unreported, that are reasonably estimable using actuarial methods based on historic trends, modified, if necessary, by recent events. The establishment of accruals for estimated losses associated with our insurance policies are based on actuarial studies that include known facts and interpretations of circumstances, including our experience with similar cases and historical trends involving claim payment patterns, pending levels of unpaid claims, claim severity, frequency patterns and changing regulatory and legal environments. Changes in our loss assumptions caused by changes in actual experience would affect our assessment of the ultimate liability and could have an effect on our operating results and financial position. A 10% increase in both the claim frequency and the average cost per claim used to estimate the accruals would result in an increase in our accrued insurance and an associated increase in expense of approximately $7.4 million. A 10% decrease in both the claim frequency and the average cost per claim would result in a decrease in our accrued insurance and an associated reduction in expense of approximately $6.7 million.

Current Economic Environment and Outlook

Funding for our public work projects, which accounts for approximately 75% of our portfolio, is dependent on federal, state, regional and local revenues. At the federal level, President Biden signed the $1.2 trillion Infrastructure Investment and Jobs Act (“IIJA”) on November 15, 2021. The five-year IIJA provides the largest increase in federal highway, bridge and transit funding in more than six decades and includes $550 billion in incremental funding. We believe the increased multi-year spending commitment will improve the programming visibility for state and local governments and bring meaningful impact to project lettings starting in late 2022 and then growing in 2023 and beyond.

At state, regional and local levels, voter-approved state and local transportation measures continue to support infrastructure spending. In the November 2021 elections, voters in 17 states approved 89% of state and local ballot initiatives that will provide an additional $6.9 billion in one-time and recurring revenue for transportation improvements. In California, our top revenue-generating state, a significant part of the state infrastructure spend is funded through Senate Bill 1 (SB-1), the Road Repair and Accountability Act of 2017, which is a 10-year, $54.2 billion program. Revenue collected through SB-1 is on track to increase over the next five years and supports our growth in the state.

Over the past year, segments of the construction industry were adversely affected by inflation as well as supply chain and labor constraints. Inflation has impacted the cost of inputs such as oil related items, concrete and steel. We continually monitor the expected movement of our construction input costs and apply strategies to mitigate the impacts including adjusting the pricing of our contracts. One of the most significant impacts to our results of operations has been the increase over the last year of oil prices through our use of diesel fuel and liquid asphalt. While we actively work to mitigate the impacts of oil price inflation, further price increases may adversely impact us in the future.

Granite’s Committed and Awarded Projects (“CAP”) continues to be strong. During 2021, we saw increased interest in best-value or alternative delivery procurement work by state departments of transportation, such as California and Utah, along with other state agencies. This shift in delivery procurement methodology creates a delay in certain project bookings and project start times in the short term, but we believe will give us the opportunity for larger future work with more sustainable margins and less inherent risk.

While we are encouraged by the growth outlook, the COVID-19 pandemic continues to create uncertainties to the economy and the normal cadence of project bids, and could adversely impact our operations and financial results in future periods.

Strategic Actions

The divestiture of the WMS businesses reflect our new strategy to focus on our core civil construction and materials business by using the sale proceeds to invest in these two core businesses. The divestitures also create opportunities to streamline operational support functions, improve overhead efficiency and better leverage efficiencies of scale. The current and projected strong demand for civil construction supports the decision to grow our vertically integrated business. Through our newly reorganized operational structure, our focus is to pursue opportunities in markets where our operating groups’ presence, capabilities and resources provide strategic advantages, with improved and consistent margin expectations. We enter the 2022 fiscal year with a strong balance sheet and liquidity providing flexibility to invest to strengthen and expand our home market footprint.

Litigation Matter

As further discussed in Note 20 of “Notes to the Consolidated Financial Statements,” in early February 2022, our wholly-owned subsidiary, Layne Christensen Company (“Layne”), was sued for $70 million and Granite received an arbitration demand for $30 million relating to Layne’s work on the Salesforce Tower foundation. Layne was a subcontractor on this project and potential liability for this project remained with Layne in connection with our acquisition of Layne in June 2018.  See “Item 1A. Risk Factors - In connection with acquisitions or divestitures, we may become subject to liabilities” and “Item 1A. Risk Factors - We are involved in lawsuits and legal proceedings in the ordinary course of our business and may in the future be subject to other litigation and legal proceedings, and, if any of these are resolved adversely against us, it could harm our business, financial condition and results of operations” for additional information.

Results of Operations

Our operations are typically affected more by weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability.

Years Ended December 31,	2021	2020	2019
(in thousands)
Total revenue	$3,010,053	$3,128,879	$2,914,877
Gross profit	$305,556	$304,653	$189,785
Selling, general and administrative expenses	$243,083	$252,879	$238,147
Other costs (see Note 1 of “Notes to the Consolidated Financial Statements”)	$95,155	$36,964	$6,735
Gain on sales of property and equipment, net (see Note 11 of “Notes to the Consolidated Financial Statements”)	$(33,781)	$(4,925)	$(13,373)
Operating income (loss)	$1,099	$19,735	$(41,724)
Total other (income) expense, net	$10,595	$11,590	$(1,500)
Net income (loss) from continuing operations	$(8,259)	$(1,782)	$(27,936)
Net income (loss) from discontinued operations (see Note 2 of “Notes to the Consolidated Financial Statements”)	$10,673	$(164,399)	$(28,766)
Amount attributable to non-controlling interests from continuing operations	$7,682	$21,064	$(3,489)
Net income (loss) attributable to Granite Construction Incorporated	$10,096	$(145,117)	$(60,191)

Revenue

Total Revenue by Segment

Years Ended December 31,	2021		2020		2019
(dollars in thousands)
Construction	$2,602,306	86.5%	$2,764,094	88.3%	$2,575,791	88.4%
Materials	407,747	13.5	364,785	11.7	339,086	11.6
Total	$3,010,053	100.0%	$3,128,879	100.0%	$2,914,877	100.0%

Construction Revenue

Years Ended December 31,	2021		2020		2019
(dollars in thousands)
California	$822,448	31.6%	$928,193	33.5%	$787,259	30.6%
Central	1,058,448	40.7	1,145,725	41.5	1,056,385	41.0
Mountain	721,410	27.7	690,176	25.0	732,147	28.4
Total	$2,602,306	100.0%	$2,764,094	100.0%	$2,575,791	100.0%

Construction revenue in 2021 decreased by $161.8 million, or 5.9%, compared to 2020 primarily due to lower CAP in the California operating group and inclement weather conditions in California near the end of 2021. Lower CAP was reflective of an extended competitive bidding environment that existed through the first half of 2021. Additionally, the Central operating group revenue decreased as we remain disciplined in our project bidding selection criteria and certain projects neared completion. During 2021 and 2020, the majority of revenue earned in the Construction segment was from the public sector.

Materials Revenue

Years Ended December 31,	2021		2020		2019
(dollars in thousands)
California	$242,552	59.4%	$222,021	60.9%	$198,465	58.6%
Central	33,270	8.2	25,181	6.9	23,830	7.0
Mountain	131,925	32.4	117,583	32.2	116,791	34.4
Total	$407,747	100.0%	$364,785	100.0%	$339,086	100.0%

Materials revenue in 2021 increased by $43.0 million, or 11.8%, when compared to 2020 from increased volumes in both aggregates and asphalt sales combined with increased pricing in certain markets.

Committed and Awarded Projects

Effective during the three months ended June 30, 2021, on a retroactive basis, we renamed contract backlog to CAP and added the general construction portion of construction management/general contractor (“CM/GC”) contracts. This is the same presentation used in our quarterly reports, earnings calls and press releases. Prior period amounts have been revised to reflect this change. In line with the revised reportable segments, all CAP is now in the Construction segment.

CAP consists of two components: (1) unearned revenue and (2) other awards. Unearned revenue includes the revenue we expect to record in the future on executed contracts, including 100% of our consolidated joint venture contracts and our proportionate share of unconsolidated joint venture contracts. We generally include a project in unearned revenue at the time a contract is awarded, the contract has been executed and to the extent we believe funding is probable. Contract options and task orders are included in unearned revenue when exercised or issued, respectively. Certain government contracts where funding is appropriated on a periodic basis are included in unearned revenue at the time of the award when it is probable the contract value will be funded and executed.

Other awards include the general construction portion of CM/GC contracts and awarded contracts with unexercised contract options or unissued task orders. The general construction portion of CM/GC contracts are included in other awards to the extent contract execution and funding is probable. Contracts with unexercised contract options or unissued task orders are included in other awards to the extent option exercise or task order issuance is probable, respectively.

December 31,	2021		2020
(dollars in thousands)
Unearned revenue	$2,595,085	64.7%	$2,810,827	69.8%
Other awards	1,414,979	35.3	1,214,658	30.2
Total	$4,010,064	100.0%	$4,025,485	100.0%

December 31,	2021		2020
(dollars in thousands)
California	$1,476,066	36.8%	$1,354,776	33.7%
Central	1,585,309	39.5	1,943,622	48.2
Mountain	948,689	23.7	727,087	18.1
Total	$4,010,064	100.0%	$4,025,485	100.0%

CAP of $4.0 billion at December 31, 2021 was $15.4 million, or 0.4%, lower than 2020 primarily due to lower CAP in the Central operating group as we made progress on existing projects and maintained our new project bidding selection criteria. This decrease was partially offset by increased bidding activity in 2021 in our vertically-integrated businesses. Significant new additions to CAP during the fourth quarter of 2021 included a $160 million CM/GC project in Utah and a $90 million CM/GC highway improvement project in Northern California.

Non-controlling partners’ share of CAP as of December 31, 2021 and 2020 was $214.3 million and $310.6 million, respectively.

At December 31, 2021 and 2020, three and four contracts had total forecasted losses with remaining revenue of $204.2 million, or 5.1% of total CAP, and $423.0 million, or 10.5% of total CAP, respectively. Provisions are recognized in the consolidated statements of operations for the full amount of estimated losses on uncompleted contracts whenever evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue.

Gross Profit

The following table presents gross profit by reportable segment for the respective periods:

Years Ended December 31,	2021	2020	2019
(dollars in thousands)
Construction	$248,350	$241,444	$146,472
Percent of segment revenue	9.5%	8.7%	5.7%
Materials	57,206	63,209	43,313
Percent of segment revenue	14.0	17.3	12.8
Total gross profit	$305,556	$304,653	$189,785
Percent of total revenue	10.2%	9.7%	6.5%

Construction gross profit for the year ended December 31, 2021 increased by $6.9 million, or 2.9%, when compared to 2020 primarily due to a decrease in the negative net impact from revisions in estimates in our Central operating group (see Note 3 of “Notes to the Consolidated Financial Statements”), partially offset by decreases in gross profit from our vertically-integrated businesses from an extended competitive bidding environment.

Materials gross profit for the year ended December 31, 2021 decreased by $6.0 million, or 9.5%, when compared to 2020 driven primarily by higher fuel and liquid asphalt costs in 2021 compared to 2020 combined with lower volumes in California due to inclement weather during the fourth quarter of 2021.

Selling, General and Administrative Expenses

The following table presents the components of selling, general and administrative expenses for the respective periods:

Years Ended December 31,	2021	2020	2019
(dollars in thousands)
Selling
Salaries and related expenses	$56,264	$60,162	$52,142
Incentive compensation	4,729	4,949	4,302
Restricted stock unit amortization	1,363	1,244	1,766
Other selling expenses	3,398	8,630	10,069
Total selling	65,754	74,985	68,279
General and administrative
Salaries and related expenses	88,210	88,998	78,628
Incentive compensation	7,909	10,399	7,189
Restricted stock unit amortization	3,090	2,942	5,734
Other general and administrative expenses	78,120	75,555	78,317
Total general and administrative	177,329	177,894	169,868
Total selling, general and administrative	$243,083	$252,879	$238,147
Percent of revenue	8.1%	8.1%	8.2%

Selling Expenses

Selling expenses include the costs for estimating and bidding, including offsetting customer reimbursements for portions of our selling/bid submission expenses (i.e., stipends), business development and materials facility permits. Selling expenses can vary depending on the volume of projects in process and the number of employees assigned to estimating and bidding activities. As projects are completed or the volume of work slows down, we temporarily redeploy project employees to bid on new projects, moving their salaries and related costs from cost of revenue to selling expenses. Selling expenses for 2021 decreased by $9.2 million, or 12.3%, compared to 2020, primarily due to reduced estimating and bidding activity following the implementation of our new project bidding selection criteria.

General and Administrative Expenses

General and administrative expenses include costs related to our operational offices that are not allocated to direct contract costs and expenses related to our corporate functions. Other general and administrative expenses include travel and entertainment, outside services, information technology, depreciation, occupancy, training, office supplies, changes in the fair market value of our Non-Qualified Deferred Compensation plan liability and other miscellaneous expenses. Total general and administrative expenses remained largely unchanged for 2021 when compared to 2020.

Other Costs

The following table presents other costs for the respective periods:

Years Ended December 31,	2021	2020	2019
(dollars in thousands)
Other costs	$95,155	$36,964	$6,735

Other costs for the year ended December 31, 2021 increased by $58.2 million when compared to 2020 primarily due to $66 million in net settlement charges incurred during 2021 as further described in Note 20 of “Notes to the Consolidated Financial Statements.” Other costs also included $21.6 million and $35.6 million for the years ended December 31, 2021 and 2020, respectively, of non-recurring legal and accounting fees. The majority of these non-recurring fees related to the lawsuits discussed in Note 20 of “Notes to the Consolidated Financial Statements” and to the Investigation undertaken by the Audit Committee discussed in “Item 1A. Risk Factors.” The remaining other costs includes personnel costs incurred in connection with our operating group reorganization during 2021 and integration expenses incurred in 2020 and 2019 related to the Layne acquisition that occurred in 2018.

Gain on Sales of Property and Equipment, net

The following table presents the gain on sales of property and equipment, net for the respective periods:

Years Ended December 31,	2021	2020	2019
(dollars in thousands)
Gain on sales of property and equipment, net	$(33,781)	$(4,925)	$(13,373)

Gain on sales of property and equipment, net for the year ended December 31, 2021 increased by $28.9 million when compared to 2020 primarily due to the sale of property in California as part of our ongoing asset optimization plan. See Note 11 of “Notes to the Consolidated Financial Statements” for more information.

Other (Income) Expense

The following table presents the components of other (income) expense, net for the respective periods:

Years Ended December 31,	2021	2020	2019
(in thousands)
Interest income	$(1,178)	$(3,017)	$(7,256)
Interest expense	20,282	23,866	18,052
Equity in income of affiliates	(3,465)	(5,191)	(6,991)
Other income, net	(5,044)	(4,068)	(5,305)
Total other (income) expense, net	$10,595	$11,590	$(1,500)

Interest income for 2021 decreased by $1.8 million, or 61.0%, when compared to 2020 primarily due to the settlement of two notes receivable; one in 2020 and the other during the first quarter of 2021. Interest expense for 2021 decreased by $3.6 million, or 15.0%, when compared to 2020 as no amount was drawn on the revolver in 2021 and due to a decrease in the effective interest rate on our credit facility. Equity in income of affiliates for 2021 decreased by $1.7 million, or 33.2%, when compared to 2020 primarily due to a decrease in income from a real estate investment entity.

Income Taxes

The following table presents the provision for (benefit from) income taxes on continuing operations for the respective periods:

Years Ended December 31,	2021	2020	2019
(dollars in thousands)
Provision for (benefit from) income taxes on continuing operations	$(1,237)	$9,927	$(12,288)
Effective tax rate	13.0%	121.9%	30.5%

Our tax rate decreased from 121.9% to 13.0% when compared to 2020 primarily due to the impact of non-controlling interest and the valuation allowance on capital losses recorded in 2020 relative to the insignificant income before provision for income taxes in 2020.

Amount Attributable to Non-controlling Interests

The following table presents the income amount attributable to non-controlling interests in consolidated subsidiaries for the respective periods:

Years Ended December 31,	2021	2020	2019
(in thousands)
Amount attributable to non-controlling interests	$7,682	$21,064	$(3,489)

The amount attributable to non-controlling interests represents the non-controlling owners’ share of the income or loss of our consolidated construction joint ventures. The change during 2021 was primarily due to a net negative impact from revisions in estimates on two projects (See Note 3 of “Notes to the Consolidated Financial Statements”).

Net Income (Loss) from Discontinued Operations

Net income from discontinued operations for the year ended December 31, 2021 increased $175.1 million when compared to 2020 primarily due to goodwill impairment charges in 2020.

Prior Years Comparison (2020 to 2019)

Revenue: Construction revenue in 2020 increased $188.3 million, or 7.3%, compared to 2019 primarily from increases in the California operating group due to beginning the year with higher CAP, new awards and favorable weather in 2020. Increases were also due to the Central operating group beginning the year with higher CAP. The increases were partially offset by decreases in the Mountain operating group due to a decline in new awards in 2020 and beginning the year with lower CAP.

Materials revenue in 2020 increased $25.7 million, or 7.6%, when compared to 2019 primarily due to an increase in revenue in the California operating group from increased volume from improved weather conditions in 2020.

Gross Profit: Construction gross profit for the year ended December 31, 2020 increased by $95.0 million, or 64.8%, when compared to 2019 primarily due to a decrease in net negative impact from revisions in estimates related to the Central operating group.

Materials gross profit for the year ended December 31, 2020 increased by $19.9 million, or 45.9%, when compared to 2019 driven by an increase in volume from favorable weather during 2020 resulting in lower per unit fixed costs.

Selling, General and Administrative Expenses: Selling expenses for 2020 increased $6.7 million, or 9.8%, compared to 2019 primarily due to an increase in salaries and related expenses from increased bidding activities. General and administrative expenses for 2020 increased $8.0 million, or 4.7%, compared to 2019 primarily due to increases in salaries and related expenses from an increase in employee benefits and compensation.

Other Costs: Other costs for the year ended December 30, 2020 increased by $30.2 million when compared to 2019 primarily due to an increase in legal, accounting and investigation fees related to the lawsuits as discussed in Note 20 of “Notes to the Consolidated Financial Statements” and to the Investigation undertaken by the Audit Committee as discussed in “Item 1A. Risk Factors.”

Other (Income) Expense: Interest income for 2020 decreased $4.2 million, or 58.4%, compared to 2019 primarily due to a decrease in interest rates associated with our marketable securities and cash equivalents. Interest expense for 2020 increased $5.8 million, or 32.2%, when compared to 2019 primarily due to interest on the $230.0 million convertible senior notes that were issued in November 2019. Equity in income of affiliates for 2020 decreased $1.8 million, or 25.7%, compared to 2019 primarily due to a decrease in income from a real estate investment entity. Other income, net for 2020 decreased $1.2 million, or 23.3%, primarily due to changes in the fair market values of our Non-Qualified Deferred Compensation plan assets.

Income Taxes: Our tax rate increased by 91.4% from 30.5% to 121.9% when compared to 2019 primarily due to the impact of non-controlling interest and the valuation allowance on capital losses recorded in 2020 relative to the insignificant income before provision for income taxes in 2020.

Amount Attributable to Non-controlling Interests: The change during 2020 was primarily due to a net negative impact from revisions in estimates on one project in the Central operating group.

Net Income (Loss) from Discontinued Operations: Net loss from discontinued operations for the year ended December 31, 2020 increased $135.6 million when compared to 2019 due to goodwill impairment charges in 2020.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, available borrowing capacity and cash generated from operations. We may also from time to time issue and sell equity, debt or hybrid securities or engage in other capital markets transactions or sell one or more business units, divisions or assets including the WMS businesses.

Our material cash requirements include paying the costs and expenses associated with our operations, servicing outstanding indebtedness, making capital expenditures and paying dividends on our capital stock. We may also from time to time prepay or repurchase outstanding indebtedness and acquire assets or businesses that are complementary to our operations.

Our primary contractual obligations are as follows and are further discussed in the referenced “Notes to the Consolidated Financial Statements:”

•	Asset retirement obligations - see Note 11, Property and Equipment, net
•	Long-term debt and the associated interest payments – see Note 14, Long-Term Debt
•	Operating lease and royalty future minimum payments - see Note 15, Leases
•	Non-Qualified Deferred Compensation Plan obligations – see Note 16, Employee Benefit Plans

We believe our cash and cash equivalents, available borrowing capacity and cash expected to be generated from operations will be sufficient to meet our expected working capital needs, capital expenditures, financial commitments, cash dividend payments, and other liquidity requirements associated with our existing operations for the next twelve months. We believe our cash and cash equivalents, investments, available borrowing capacity, access to the debt and equity capital markets, proceeds from the sales of the WMS businesses and cash expected to be generated from operations will be sufficient to meet our long-term requirements and plans. However, there can be no assurance that sufficient capital will continue to be available or that it will be available on terms acceptable to us.

As of December 31, 2021, our cash and cash equivalents consisted of deposits and money market funds held with established national financial institutions and marketable securities consisted of U.S. Government and agency obligations. Our credit facility consists of a term loan and a revolving credit facility. Of the $275.0 million revolving credit facility, $232.0 million was available for borrowing at December 31, 2021. See Note 14 of “Notes to the Consolidated Financial Statements” for further discussion regarding the revolving credit facility.

In evaluating our liquidity position and needs, we also consider cash and cash equivalents held by our consolidated construction joint ventures (“CCJVs”). The following table presents our cash, cash equivalents and marketable securities, including amounts from our CCJVs, for continuing operations as of the respective dates:

December 31,	2021	2020
Cash and cash equivalents excluding CCJVs	$302,864	$350,473
CCJV cash and cash equivalents (1)	92,783	74,819
Total consolidated cash and cash equivalents	395,647	425,292
Short-term and long-term marketable securities (2)	15,600	5,200
Total cash, cash equivalents and marketable securities	$411,247	$430,492

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

Granite’s portion of CCJV cash and cash equivalents was $54.4 million and $42.6 million as of December 31, 2021 and 2020, respectively. Excluded from the table above is:

•	$56.5 million and $58.9 million as of December 31, 2021 and 2020, respectively, in Granite’s portion of unconsolidated construction joint venture cash and cash equivalents and
•	$16.5 million and $10.8 million of cash and cash equivalents as of December 31, 2021 and 2020, respectively, that is included in current assets held-for-sale.

Capital Expenditures

During the year ended December 31, 2021, we had capital expenditures of $94.8 million, including $12.0 million related to discontinued operations, compared to $93.3 million, including $16.7 million related to discontinued operations, during 2020. Major capital expenditures are typically for aggregate and asphalt production facilities, aggregate reserves, construction equipment, buildings and leasehold improvements and investments in our information technology systems. The timing and amount of such expenditures can vary based on the progress of planned capital projects, the type and size of construction projects, changes in business outlook and other factors. We currently anticipate 2022 capital expenditures for continuing operations to be between approximately $100 million and $115 million.

Cash Flows

Years Ended December 31,	2021	2020	2019
(in thousands)
Net cash provided by (used in):
Operating activities	$21,931	$268,460	$111,438
Investing activities	$(21,478)	$(41,262)	$(40,322)
Financing activities	$(24,446)	$(57,658)	$(81,637)

Operating activities

As a large infrastructure contractor and construction materials producer, our revenue, gross profit and the resulting operating cash flows can differ significantly from period to period due to a variety of factors, including seasonal cycles, project progression toward completion, outstanding contract change orders and affirmative claims, and the payment terms of our contracts. Additionally, operating cash flows are impacted by the timing related to funding construction joint ventures and the resolution of uncertainties inherent in the complex nature of the work that we perform, including claim and back charge settlements. Our working capital assets result from both public and private sector projects. Customers in the private sector can be slower paying than those in the public sector; however, private sector projects generally have higher gross profit as a percentage of revenue. While we typically invoice our customers on a monthly basis, our contracts frequently provide for retention that is a specified percentage withheld from each payment by our customers until the contract is completed and the work accepted by the customer.

Cash provided by operating activities of $21.9 million during 2021 represents a $246.5 million decrease when compared to 2020. The change was primarily due to a $99.2 million decrease in cash provided by net income (including $66 million in net securities litigation settlement charges discussed below) after adjusting for non-cash items and a $147.4 million decrease in cash provided by working capital. The decrease in cash provided by working capital was primarily due to a decrease in cash provided by contract assets, net from payment timing differences as well as decreases from CCJVs.

Related to the securities litigation settlement, the settlement amount of $129.0 million, including the amount remitted by insurance, was paid into a settlement escrow fund in October 2021. The funds are expected to be released from escrow when the case is no longer subject to further appeal or other review. The amount paid by the Company of $66 million was included in cash provided by operating activities on the consolidated statements of cash flows for the year ended December 31, 2021. See Note 20 of “Notes to the Consolidated Financial Statements.”

Investing activities

Cash used in investing activities of $21.5 million during 2021 represents a $19.8 million decrease when compared to 2020 primarily due to proceeds from the sale of three properties in California during 2021, partially offset by a decrease in maturities and proceeds from the sale of marketable securities and the issuance of a note receivable, net of collections.

Financing activities

Cash used in financing activities of $24.4 million during 2021 represents a $33.2 million decrease when compared to 2020. The change was primarily due to a decrease in debt principal repayments, partially offset by a decrease in proceeds from debt.

Derivatives

We recognize derivative instruments as either assets or liabilities in the consolidated balance sheets at fair value using Level 2 inputs. See Note 8 to “Notes to the Consolidated Financial Statements” for further information. The hedge option and warrant derivative transactions, related to the $230.0 million convertible senior notes that were issued in November 2019, were recorded to equity on our consolidated balance sheets based on the cash proceeds. See Note 14 to “Notes to the Consolidated Financial Statements” for further information.

Surety Bonds and Real Estate Mortgages

We generally are required to provide various types of surety bonds that provide an additional measure of security for our performance under certain public and private sector contracts. At December 31, 2021, approximately $2.3 billion of our $4.0 billion CAP was bonded. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds after the owner accepts the work performed under contract. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.

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

Covenants and Events of Default

Our Third Amended and Restated Credit Agreement dated May 18, 2021, as subsequently amended (the “Credit Agreement”) requires us to comply with various affirmative, restrictive and financial covenants, including the financial covenants described below. Our failure to comply with these covenants would constitute an event of default under the Credit Agreement. Additionally, the $230.0 million principal amount of convertible senior notes that were issued in November 2019 at an interest rate of 2.75% per annum and are payable semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2020 (the “2.75% Convertible Notes”) is governed by the terms and conditions of the indenture. Our failure to pay principal, interest or other amounts when due or within the relevant grace period on our 2.75% Convertible Notes or our Credit Agreement would constitute an event of default under the 2.75% Convertible Notes indenture or the Credit Agreement. A default under our Credit Agreement could result in (i) us no longer being entitled to borrow under such facility; (ii) termination of such facility; (iii) the requirement that any letters of credit under such facility be cash collateralized; (iv) acceleration of amounts owed under the Credit Agreement; and/or (v) foreclosure on any lien securing the obligations under such facility. A default under the 2.75% Convertible Notes indenture could result in acceleration of the maturity of the notes.

The most significant financial covenants under the terms of our Credit Agreement require the maintenance of a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio. As of December 31, 2021, the Consolidated Leverage Ratio was 2.39, which did not exceed the maximum of 3.00. Our Consolidated Interest Coverage Ratio was 6.69, which exceeded the minimum of 4.00.

Share Purchase Program

As announced on April 29, 2016, on April 7, 2016, the Board of Directors authorized us to repurchase up to $200.0 million of our common stock at management’s discretion (the “2016 authorization”). As part of the 2016 authorization, we established a plan to facilitate common stock repurchases. We did not purchase shares under the share purchase plan in 2021 or 2020. As of December 31, 2021, $157.2 million of the 2016 authorization remained available. As announced on February 3, 2022, on February 1, 2022, the Board of Directors authorized us to purchase up to $300.0 million of our common stock at management’s discretion (the “2022 authorization”). The 2022 authorization replaced the 2016 authorization, including the amount available for repurchase, and no further repurchases will take place under the 2016 authorization. The specific timing and amount of any future repurchases will vary based on market conditions, securities law limitations and other factors.

Recently Issued Accounting Pronouncements

See Note 1 of “Notes to the Consolidated Financial Statements” under the caption Recently Issued Accounting Pronouncements.

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

Given the short-term nature of certain investments, the related income is subject to the general level of interest rates in the United States at the time of maturity and reinvestment. We manage investment interest rate market risk primarily by managing portfolio maturity. The fair value of our long-term held-to-maturity investment portfolio may be affected by changes in interest rates. Our continuing operations do not have any material business transactions in foreign currencies.

As of December 31, 2021 and 2020, the balance in long-term debt in our consolidated balance sheets of the 2.75% Convertible Notes, excluding debt issuance costs, including $14.8 million and $7.7 million, respectively, of amortized debt discount, was $207.4 million and $200.3 million, respectively. As of December 31, 2021 and 2020, the remaining unamortized debt discount was $22.6 million and $29.7 million, respectively.

As of December 31, 2021 and 2020, a term loan of $123.8 million and $131.3 million, respectively, was outstanding under the Credit Agreement that had a variable interest rate of LIBOR plus an applicable margin, that we converted under a swap arrangement to a fixed rate of 2.76% plus the same applicable margin. The applicable margin is based on certain financial ratios calculated quarterly and can vary in future periods. The additional annual interest expense for each 25 basis point increase in the applicable margin would be immaterial.

As of December 31, 2021, there was no amount drawn under the revolving portion of the Credit Agreement.

See Note 14 of “Notes to the Consolidated Financial Statements” for further discussion on the 2.75% Convertible Notes and Credit Agreement.

The table below presents principal amounts due by year and related weighted average interest rates for our cash and cash equivalents, held-to-maturity investments and significant debt obligations excluding debt issuance costs as of December 31, 2021 (dollars in thousands):

	2022	2023	2024	2025	2026	Thereafter	Total
Assets
Cash, cash equivalents, held-to-maturity investments	$395,647	$—	$15,600	$—	$—	$—	$411,247
Weighted average interest rate	0.08%	—%	0.66%	—%	—%	—%	0.10%
Liabilities
Fixed rate debt
2.75% Convertible Notes (1)	$—	$—	$230,000	$—	$—	$—	$230,000
Interest rate	2.75%	2.75%	2.75%	—%	—%	—%	2.75%
Credit Agreement - term loan	$7,500	$116,250	$—	$—	$—	$—	$123,750
Effective interest rate (2)	4.91%	4.91%	—%	—%	—%	—%	4.91%

(1) Debt issuance costs are excluded from the table. Included in the table is $22.6 million of unamortized debt discount related to the 2.75% Convertible Notes (as defined in Note 14 to “Notes to the Consolidated Financial Statements”).

(2) The effective interest rate was calculated using three-month LIBOR plus the applicable margin, subject to a 75bp LIBOR floor. As forecasted LIBOR was below 75bps for remaining term loan periods, the 75bp LIBOR floor was utilized. Future interest payments may differ from actual results.

The estimated fair value of our cash and cash equivalents approximates the principal amounts reflected above based on the generally short maturities of these financial instruments. The fair value of the term loan under the Credit Agreement was approximately $124.6 million and $133.0 million as of December 31, 2021 and 2020, respectively. The fair value of 2.75% Convertible Notes was approximately $313.8 million and $248.4 million as of December 31, 2021 and 2020, respectively.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of Granite, the supplementary data and the independent registered public accounting firm’s report are incorporated by reference from Part IV, Item 15(1) and (2):

Report of Independent Registered Public Accounting Firm (PCAOB ID 238)

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Comprehensive Income (Loss)

Consolidated Statements of Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

Quarterly Financial Data (unaudited)

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2021, the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting

Our management, including our principal executive and principal financial officers, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Our management, under the supervision and with the participation of our principal executive and principal financial officers, has conducted an evaluation of the effectiveness of our internal control over financial reporting, using the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2021. Their report is included in “Item 15. Exhibits and Financial Statement Schedules” under the heading “Report of Independent Registered Public Accounting Firm.”

Remediation of Prior Year Material Weaknesses

As disclosed in our Annual Reports on Form 10-K for the years ended December 31, 2019 and 2020, we identified control deficiencies that constituted material weaknesses, either individually or in the aggregate, and since 2020, Company management, with the assistance of outside consultants, has reviewed and revised our internal control over financial reporting in response to the material weaknesses. The actions we took to remediate the material weaknesses included the following:

•	we implemented oversight, training and communication programs to reinforce: (1) our ethical standards and Code of Conduct across the Company, which emphasized, among other things, the purpose and availability of the anonymous whistleblower hotline, (2) the responsibilities and obligations of public company officers, (3) our cost forecasting processes and policies, including proper and contemporaneous documentation to support cost forecast adjustments, (4) the principles and requirements of each cost forecasting control and (5) reporting communication protocols for internal audit reports;
•	we implemented additional internal controls related to cost forecasts including reviews from individuals who are independent of the operating group; and
•	we took appropriate personnel actions, including separations, dismissals and changes in leadership and/or responsibilities and implemented other organizational changes, including changes in reporting structures.

Management has concluded that the material weaknesses described in our Annual Reports on Form 10-K for the years ended December 31, 2019 and 2020 have been remediated because the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that the controls operated effectively.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2021.

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Certain information required by Part III is omitted from this report. We will file our definitive proxy statement for our 2022 Annual Meeting of Shareholders (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this report, and certain information included therein is incorporated herein by reference.

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

For information regarding our Directors, we direct you to the section entitled “Proposal 1 - Election and Ratification of Directors” in the Proxy Statement. For information regarding our Audit/Compliance Committee and our Audit/Compliance Committee’s financial expert, we direct you to the section entitled “Information about the Board of Directors and Corporate Governance - Committees of the Board - Audit/Compliance Committee” in the Proxy Statement. For information regarding our Code of Conduct, we direct you to the section entitled “Information about the Board of Directors and Corporate Governance - Code of Conduct” in the Proxy Statement. Information regarding our executive officers is contained in the section entitled “Executive Officers of the Registrant,” in Part I, Item I of this report. This information is incorporated herein by reference.

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

3.1	*	Certificate of Incorporation of Granite Construction Incorporated, as amended [Exhibit 3.1.b to the Company’s Form 10-Q for the quarter ended June 30, 2006]
3.2	*	Amended Bylaws of Granite Construction Incorporated [Exhibit 3.1 to the Company’s Form 8-K filed on November 15, 2011]
4.1	*

Indenture (including Form of Note) with respect to Granite Construction Incorporated’s 2.75% Convertible Senior Notes due 2024, dated November 1, 2019, by and between Granite Construction Incorporated and Wilmington Trust, National Association, as trustee [Exhibit 4.1 to the Company’s Form 8-K filed on November 1, 2019]

4.2	*	Description of Common Stock [Exhibit 4.2 to the Company’s Form 10-K for the year ended December 31, 2019]
10.1	***	Key Management Deferred Compensation Plan II, as amended and restated [Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2010]
10.2	***	Form of Amended and Restated Director and Officer Indemnification Agreement [Exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 2002]
10.3	***	Granite Construction Incorporated Annual Incentive Plan effective January 1, 2010, as amended [Exhibit 10.22 to the Company’s Form 10-K for the year ended December 31, 2011]
10.4	***	Amendment No. 2 to the Granite Construction Incorporated Annual Incentive Plan effective January 1, 2012 [Exhibit 10.23 to the Company’s Form 10-K for the year ended December 31, 2011]
10.5	***	Granite Construction Incorporated Long Term Incentive Plan effective January 1, 2010, as amended [Exhibit 10.24 to the Company’s Form 10-K for the year ended December 31, 2011]
10.6	***	Amendment No. 2 to the Granite Construction Incorporated Long Term Incentive Plan effective January 1, 2012 [Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2011]
10.7	***	Granite Construction Incorporated 2012 Equity Incentive Plan [Exhibit 10.1 to the Company’s Form 8-K filed on May 25, 2012]
10.8	***	Form of Non-Employee Director Restricted Stock Unit Agreement effective May 22, 2012 (2012 Equity Incentive Plan) [Exhibit 10.2 to the Company’s Form 8-K filed on May 25, 2012]
10.9	***

Granite Construction Incorporated NEO LTIP Awards Form of Restricted Stock Unit Agreement (Vesting on Date of Grant) (2012 Equity Incentive Plan) [Exhibit 10.30 to the Company's Form 10-K for the year ended December 31, 2012]

10.10	***

Granite Construction Incorporated Form of Restricted Stock Unit Agreement (3 Year Vesting Schedule) (2012 Equity Incentive Plan) [Exhibit 10.31 to the Company's Form 10-K for the year ended December 31, 2012]

10.11	*

Third Amended and Restated Credit Agreement, dated May 31, 2018 by and among Granite Construction Incorporated, Granite Construction Company, GILC Incorporated, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender, and L/C Issuer [Exhibit 10.1 to the Company’s Form 8-K filed on June 5, 2018]

10.12	*

Third Amended and Restated Guaranty Agreement, dated May 31, 2018, by and among Granite Construction Incorporated, the guarantors party thereto and Bank of America, N.A., as Administrative Agent [Exhibit 10.2 to the Company’s Form 8-K filed on June 5, 2018]

10.13	*

Amendment No 1 to Third Amended and Restated Credit Agreement, dated July 29, 2019, by and among the Company, Granite Construction Company, and GILC Incorporated, as borrowers, Bank of America, N.A., as Administrative Agent, and the lenders party thereto [Exhibit 10.1 to the Company’s Form 8-K filed on August 2, 2019]

10.14	*

Amendment No. 2 to Third Amended and Restated Credit Agreement, dated October 29, 2019, by and among the Company, Granite Construction Company, and GILC Incorporated, as borrowers, Bank of America, N.A., as Administrative Agent, and the lenders party thereto [Exhibit 10.1 to the Company’s Form 8-K filed on October 30, 2019]

10.15	*	Form of Bond Hedge Confirmation [Exhibit 10.1 to the Company’s Form 8-K filed on November 1, 2019]
10.16	*	Form of Warrant Confirmation [Exhibit 10.2 to the Company’s Form 8-K filed on November 1, 2019]
10.17	*

Amendment No. 3 to Third Amended and Restated Credit Agreement, dated March 26, 2020, by and among the Company, Granite Construction Company, and GILC Incorporated, as borrowers, Bank of America, N.A., as Administrative Agent, and the lenders party thereto [Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2020]

10.18	***	Executive Retention and Severance Plan III and Participation Agreement [Exhibit 10.1 to the Company's Form 8-K filed on March 30, 2020]
10.19	***	Long Term Incentive Plan, effective January 1, 2020 [Exhibit 10.2 to the Company's Form 8-K filed on March 30, 2020]
10.20	***	LTIP Award Agreement (2020 Long Term Incentive Plan) [Exhibit 10.3 to the Company's Form 8-K filed on March 30, 2020]
10.21	*

Amendment No. 4 to Third Amended and Restated Credit Agreement, dated June 19, 2020, by and among the Company, Granite Construction Company, and GILC Incorporated, as borrowers, Bank of America, N.A., as Administrative Agent, and the lenders party thereto [Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2020]

10.22	***	Retirement and Transition Agreement dated October 20, 2020 by and between the Company and Mr. Roberts [Exhibit 10.1 to the Company’s Form 8-K filed on October 23, 2020]
10.23	*

Amendment No. 5 to Third Amended and Restated Credit Agreement, dated November 12, 2020, by and among the Company and certain subsidiaries of the Company, each as borrowers, the guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent [Exhibit 10.24 to the Company’s Form 10-K for the year ended December 31, 2020]

10.24	*

Amendment No. 6 to Third Amended and Restated Credit Agreement, dated February 19, 2021, by and among the Company and certain subsidiaries of the Company, each as borrowers, the guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent [Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2021]

10.25	*	Stipulation and Agreement of Settlement, dated as of April 29, 2021 [Exhibit 10.1 to the Company’s Form 8-K filed on April 30, 2021]
10.26	***	Granite Construction Incorporated 2021 Equity Incentive Plan [Exhibit 10.2 to the Company’s Form 8-K filed on June 4, 2021]
10.27	***	Form of Non-Employee Director Restricted Stock Unit Agreement (2021 Equity Incentive Plan) [Exhibit 10.3 to the Company’s Form 8-K filed on June 4, 2021]
10.28	***	Form of Employee Service Award Restricted Stock Unit Agreement (2021 Equity Incentive Plan) [Exhibit 10.4 to the Company’s Form 8-K filed on June 4, 2021]
10.29	***	Form of Employee TSR Award Restricted Stock Unit Agreement (2021 Equity Incentive Plan) [Exhibit 10.5 to the Company’s Form 8-K filed on June 4, 2021]
10.30	***	Separation and Transition Agreement, dated November 14, 2021 by and between the Company and Ms. Desai [Exhibit 10.1 to the Company’s Form 8-K filed on November 15, 2021]

Exhibit No.		Exhibit Description
21	†	List of Subsidiaries of Granite Construction Incorporated
23.1	†	Consent of PricewaterhouseCoopers LLP
31.1	†	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	†	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	††	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95	†	Mine Safety Disclosure
101.INS	†	Inline XBRL Instance Document
101.SCH	†	Inline XBRL Taxonomy Extension Schema
101.CAL	†	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	†	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	†	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	†	Inline XBRL Taxonomy Extension Presentation Linkbase
104	†	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Incorporated by reference
**	Compensatory plan or management contract
†	Filed herewith
††	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRANITE CONSTRUCTION INCORPORATED

By: /s/ Elizabeth L. Curtis
Elizabeth L. Curtis
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 25, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated and on the dates indicated.

/s/ Michael F. McNally	February 25, 2022
Michael F. McNally, Chairman of the Board and Director
/s/ Kyle T. Larkin	February 25, 2022
Kyle T. Larkin, President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ Elizabeth L. Curtis	February 25, 2022
Elizabeth L. Curtis, Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ Staci M. Woolsey	February 25, 2022
Staci M. Woolsey, Chief Accounting Officer (Principal Accounting Officer)
/s/ Louis E. Caldera	February 25, 2022
Louis E. Caldera, Director
/s/ Molly C. Campbell	February 25, 2022
Molly C. Campbell, Director
/s/ David C. Darnell	February 25, 2022
David C. Darnell, Director
/s/ Patricia D. Galloway	February 25, 2022
Patricia D. Galloway, Director
/s/ David H. Kelsey	February 25, 2022
David H. Kelsey, Director
/s/ Alan P. Krusi	February 25, 2022
Alan P. Krusi, Director
/s/ Jeffrey J. Lyash	February 25, 2022
Jeffrey J. Lyash, Director
/s/ Celeste B. Mastin	February 25, 2022
Celeste B. Mastin, Director
/s/ Laura M. Mullen	February 25, 2022
Laura M. Mullen, Director
/s/ Gaddi H. Vasquez	February 25, 2022
Gaddi H. Vasquez, Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Granite Construction Incorporated

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Granite Construction Incorporated and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income (loss), of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition - Estimates of the Forecasted Revenue and Costs to Complete for Multi-Year Fixed Price Contracts in the Construction Segment, and Revisions in those Estimates

As described in Notes 1, 3, and 4 to the consolidated financial statements, the revenue for the Construction segment for the year ended December 31, 2021 was $2,602 million, a portion of which related to multi-year fixed price contracts inclusive of unconsolidated joint venture projects. Revenue in the Construction segment is ordinarily recognized over time as control is transferred to the customers by measuring the progress toward complete satisfaction of the performance obligation(s) using an input (i.e., cost to cost) method. Under the cost to cost method, costs incurred to-date are generally the best depiction of transfer of control. The accuracy of the Company’s revenue and profit recognition in a given period depends on the accuracy of management’s estimates of the forecasted revenue and cost to complete each project. Cost estimates for all significant projects use a detailed bottom up approach in which there are a number of factors that can contribute to changes in estimates of contract cost and profitability. Provisions for losses are recognized at the uncompleted performance obligation level for the amount of total estimated losses in the period that evidence indicates that the estimated total cost of a performance obligation exceeds its estimated total revenue. For the year ended December 31, 2021, revisions in estimates, which had an impact of $5 million or more on gross profit on the individual project, resulted in a net decrease to project profitability of $71 million. The estimates of transaction price and costs to complete can vary significantly in the normal course of business as projects progress, circumstances develop and evolve, and uncertainties are resolved. When the Company experiences significant revisions in estimates, management undergoes a process that includes reviewing the nature of the changes to ensure that no material amounts should have been recorded in a prior period rather than as a revision in estimate for the current period. Management generally uses the cumulative catch-up method for changes to the transaction price that are part of a single performance obligation. Under this method, revisions in estimates are accounted for in their entirety in the period of change.

The principal considerations for our determination that performing procedures relating to estimates of the forecasted revenue and costs to complete for multi-year fixed price contracts in the Construction segment, and revisions in those estimates, is a critical audit matter are (i) the significant judgment by management in forecasting project revenue and costs to complete; and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the estimates of forecasted revenue and costs to complete for multi-year fixed price contracts in the Construction segment, and revisions in those estimates. As disclosed by management, a material weakness previously existed during the year related to this matter.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over estimates of forecasted revenue and costs to complete for multi-year fixed price contracts in the Construction segment, and revisions in those estimates. These procedures also included, among others, for a sample of contracts, evaluating and testing management’s process for determining the estimates of forecasted revenue and costs to complete, which included (i) assessing management’s ability to reasonably estimate the forecasted revenue and costs to complete by evaluating management’s methodologies and assessing the consistency of management’s approach over the life of the contract, and (ii) evaluating the timely identification of circumstances that may warrant a modification to estimated forecasted revenue and costs to complete.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

February 25, 2022

We have served as the Company’s auditor since 1982.

GRANITE CONSTRUCTION INCORPORATED

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)

December 31,	2021	2020
ASSETS
Current assets
Cash and cash equivalents ($92,783 and $74,819 related to consolidated construction joint ventures (“CCJVs”))	$395,647	$425,292
Receivables, net ($49,534 and $56,147 related to CCJVs)	464,588	437,558
Contract assets ($50,054 and $33,838 related to CCJVs)	145,437	132,097
Inventories	61,965	62,471
Equity in construction joint ventures	189,911	188,798
Other current assets ($8,091 and $13,252 related to CCJVs)	177,210	37,767
Current assets held-for-sale	392,641	171,263
Total current assets	1,827,399	1,455,246
Property and equipment, net ($14,920 and $23,704 related to CCJVs)	433,504	421,149
Long-term marketable securities	15,600	5,200
Investments in affiliates	23,368	27,637
Goodwill	53,715	53,715
Right of use assets	49,312	52,987
Deferred income taxes, net	24,141	43,111
Other noncurrent assets	67,888	68,847
Noncurrent assets held-for-sale	—	252,104
Total assets	$2,494,927	$2,379,996

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$8,727	$8,278
Accounts payable ($55,012 and $53,033 related to CCJVs)	324,313	321,347
Contract liabilities ($69,328 and $79,777 related to CCJVs)	200,041	162,925
Accrued expenses and other current liabilities ($5,514 and $4,410 related to CCJVs)	452,829	381,747
Current liabilities held-for-sale	83,408	68,959
Total current liabilities	1,069,318	943,256
Long-term debt	331,191	330,522
Long-term lease liabilities	32,928	39,816
Deferred income taxes, net	1,856	2,022
Other long-term liabilities	64,071	62,420
Long-term liabilities held-for-sale	—	10,350
Commitments and contingencies (see Note 20)
Equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	—	—
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding: 45,840,260 shares as of December 31, 2021 and 45,668,541 shares as of December 31, 2020	458	457
Additional paid-in capital	559,752	555,407
Accumulated other comprehensive loss	(3,359)	(5,035)
Retained earnings	410,831	424,835
Total Granite Construction Incorporated shareholders’ equity	967,682	975,664
Non-controlling interests	27,881	15,946
Total equity	995,563	991,610
Total liabilities and equity	$2,494,927	$2,379,996

The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except share and per share data)

Years Ended December 31,	2021	2020	2019
Revenue
Construction	$2,602,306	$2,764,094	$2,575,791
Materials	407,747	364,785	339,086
Total revenue	3,010,053	3,128,879	2,914,877
Cost of revenue
Construction	2,353,956	2,522,650	2,429,319
Materials	350,541	301,576	295,773
Total cost of revenue	2,704,497	2,824,226	2,725,092
Gross profit	305,556	304,653	189,785
Selling, general and administrative expenses	243,083	252,879	238,147
Other costs (see Note 1)	95,155	36,964	6,735
Gain on sales of property and equipment, net (see Note 11)	(33,781)	(4,925)	(13,373)
Operating income (loss)	1,099	19,735	(41,724)
Other (income) expense
Interest income	(1,178)	(3,017)	(7,256)
Interest expense	20,282	23,866	18,052
Equity in income of affiliates, net	(3,465)	(5,191)	(6,991)
Other income, net	(5,044)	(4,068)	(5,305)
Total other (income) expense, net	10,595	11,590	(1,500)
Income (loss) from continuing operations before provision for (benefit from) income taxes	(9,496)	8,145	(40,224)
Provision for (benefit from) income taxes on continuing operations	(1,237)	9,927	(12,288)
Net income (loss) from continuing operations	(8,259)	(1,782)	(27,936)
Net income (loss) from discontinued operations	10,673	(164,399)	(28,766)
Net income (loss)	2,414	(166,181)	(56,702)
Amount attributable to non-controlling interests from continuing operations	7,682	21,064	(3,489)
Net income (loss) attributable to Granite Construction Incorporated from continuing operations	(577)	19,282	(31,425)
Net income (loss) attributable to Granite Construction Incorporated from discontinued operations	10,673	(164,399)	(28,766)
Net income (loss) attributable to Granite Construction Incorporated	$10,096	$(145,117)	$(60,191)

Net income (loss) per share attributable to common shareholders (see Note 18):
Basic continuing operations per share	$(0.01)	$0.42	$(0.67)
Basic discontinued operations per share	0.23	(3.60)	(0.62)
Basic earnings per share	$0.22	$(3.18)	$(1.29)

Diluted continuing operations per share	$(0.01)	$0.42	$(0.67)
Diluted discontinued operations per share	0.23	(3.56)	(0.62)
Diluted earnings per share	$0.22	$(3.14)	$(1.29)

Weighted average shares outstanding:
Basic	45,788	45,614	46,559
Diluted	45,788	46,203	46,559

The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

Years Ended December 31,	2021	2020	2019
Net income (loss)	$2,414	$(166,181)	$(56,702)
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on derivatives	$(108)	$(4,155)	$(2,963)
Less: reclassification for net (gains) losses included in interest expense	2,131	1,816	(323)
Net change	$2,023	$(2,339)	$(3,286)
Foreign currency translation adjustments, net	(347)	(51)	1,390
Other comprehensive income (loss)	$1,676	$(2,390)	$(1,896)
Comprehensive income (loss)	$4,090	$(168,571)	$(58,598)
Non-controlling interests in comprehensive income	7,682	21,064	(3,489)
Comprehensive income (loss) attributable to Granite Construction Incorporated	$11,772	$(147,507)	$(62,087)

The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	Outstanding Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Granite Shareholders’ Equity	Non-controlling Interests	Total Equity
Balances at December 31, 2018	46,665,889	$467	$564,559	$(749)	$679,453	$1,243,730	$45,624	$1,289,354
Net income (loss)	—	—	—	—	(60,191)	(60,191)	3,489	(56,702)
Other comprehensive loss	—	—	—	(1,896)	—	(1,896)	—	(1,896)
Restricted stock units (“RSU”s) vested	262,859	3	(3)	—	—	—	—	—
Stock-based compensation expense	—	—	10,213	—	—	10,213	—	10,213
Common stock purchased for employee tax withholding for vested RSUs	(91,591)	(1)	(4,066)	—	—	(4,067)	—	(4,067)
Shares repurchased and retired	(1,360,000)	(13)	(32,821)	—	—	(32,834)	—	(32,834)
Dividends on common stock ($0.52 per share)	—	—	—	—	(24,166)	(24,166)	—	(24,166)
Effect of adopting Accounting Standards Codification (“ASC”) Topic 842	—	—	—	—	(539)	(539)	—	(539)
Sale of common stock warrant, net	—	—	10,444	—	—	10,444	—	10,444
Transactions with non-controlling interests, net	—	—	—	—	—	—	(12,168)	(12,168)
Other	26,648	—	981	—	(204)	777	—	777
Balances at December 31, 2019	45,503,805	456	549,307	(2,645)	594,353	1,141,471	36,945	1,178,416
Net loss	—	—	—	—	(145,117)	(145,117)	(21,064)	(166,181)
Other comprehensive loss	—	—	—	(2,390)	—	(2,390)	—	(2,390)
RSUs vested	191,171	2	(2)	—	—	—	—	—
Stock-based compensation expense	—	—	6,377	—	—	6,377	—	6,377
Common stock purchased for employee tax withholding for vested RSUs	(60,604)	(1)	(884)	—	—	(885)	—	(885)
Dividends on common stock ($0.52 per share)	—	—	—	—	(23,734)	(23,734)	—	(23,734)
Effect of adopting ASC Topic 326	—	—	—	—	(366)	(366)	—	(366)
Transactions with non-controlling interests, net	—	—	—	—	—	—	65	65
Other	34,169	—	609	—	(301)	308	—	308
Balances at December 31, 2020	45,668,541	457	555,407	(5,035)	424,835	975,664	15,946	991,610
Net income (loss)	—	—	—	—	10,096	10,096	(7,682)	2,414
Other comprehensive income	—	—	—	1,676	—	1,676	—	1,676
RSUs vested	235,234	2	(2)	—	—	—	—	—
Stock-based compensation expense	—	—	6,407	—	—	6,407	—	6,407
Common stock purchased for employee tax withholding for vested RSUs	(68,580)	(1)	(2,729)	—	—	(2,730)	—	(2,730)
Dividends on common stock ($0.52 per share)	—	—	—	—	(23,826)	(23,826)	—	(23,826)
Transactions with non-controlling interests, net	—	—	—	—	—	—	19,617	19,617
Other	5,065	—	669	—	(274)	395	—	395
Balances at December 31, 2021	45,840,260	$458	$559,752	$(3,359)	$410,831	$967,682	$27,881	$995,563

The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Years Ended December 31,	2021	2020	2019
Operating activities
Net income (loss)	$2,414	$(166,181)	$(56,702)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	109,050	112,958	121,993
Amortization related to the 2.75% Convertible Notes (see Note 14)	9,448	8,693	1,425
Gain on sales of property and equipment, net (see Note 11)	(66,439)	(6,930)	(18,703)
Deferred income taxes	16,600	8,817	(22,924)
Stock-based compensation	6,407	6,377	10,213
Equity in net loss from unconsolidated joint ventures	765	51,486	120,632
Net income from affiliates	(12,586)	(8,783)	(11,454)
Non-cash impairment charges (see Note 2)	—	156,690	—
Other non-cash adjustments	—	1,729	4,020
Changes in assets and liabilities:
Receivables	(11,317)	6,840	(58,947)
Contract assets, net	12,046	123,670	(40,084)
Inventories	774	5,136	380
Contributions to unconsolidated construction joint ventures	(61,780)	(50,878)	(83,765)
Distributions from unconsolidated construction joint ventures and affiliates	22,004	11,065	19,064
Deposit for legal settlement (see Note 20)	(129,000)	—	—
Other assets, net	(11,969)	(1,035)	(3,928)
Accounts payable	7,396	(40,999)	140,027
Accrual for legal settlement (see Note 20)	129,000	—	—
Accrued expenses and other liabilities, net	(882)	49,805	(9,809)
Net cash provided by operating activities	$21,931	$268,460	$111,438
Investing activities
Purchases of marketable securities	(10,000)	(9,996)	—
Maturities of marketable securities	—	10,000	30,000
Proceeds from called marketable securities	—	24,996	5,000
Purchases of property and equipment	(94,810)	(93,253)	(106,828)
Proceeds from sales of property and equipment (see Note 11)	94,802	16,702	37,091
Cash paid to purchase business	—	—	(6,227)
Proceeds from the sale of a business	—	5,000	—
Issuance of notes receivable, net of collection	(11,470)	5,289	721
Other investing activities, net	—	—	(79)
Net cash used in investing activities	$(21,478)	$(41,262)	$(40,322)
Financing activities
Proceeds from debt	—	50,000	105,574
Proceeds from issuance of 2.75% Convertible Notes	—	—	230,000
Proceeds from issuance of warrants	—	—	11,500
Purchase of Hedge Option, net	—	—	(37,375)
Debt principal repayments	(8,922)	(83,433)	(313,150)
Cash dividends paid	(23,804)	(23,712)	(24,316)
Repurchases of common stock	(2,730)	(885)	(36,900)
Contributions from non-controlling partners	20,126	11,875	68
Distributions to non-controlling partners	(9,514)	(11,810)	(12,235)
Debt issuance costs	—	—	(6,507)
Other financing activities, net	398	307	1,704
Net cash used in financing activities	$(24,446)	$(57,658)	$(81,637)
Net increase (decrease) in cash, cash equivalents and restricted cash	(23,993)	169,540	(10,521)
Cash, cash equivalents and $1,512, $5,835 and $5,825 in restricted cash at beginning of period	437,648	268,108	278,629
Cash, cash equivalents and $1,512, $1,512 and $5,835 in restricted cash at end of period	$413,655	$437,648	$268,108
Less: Cash, cash equivalents and $1,512, $1,512 and $5,835 in restricted cash included in current assets held-for-sale at end of period	(18,008)	(12,356)	(15,763)
Cash and cash equivalents of continuing operations at end of period	$395,647	$425,292	$252,345

Supplementary Information
Right of use assets obtained in exchange for lease obligations	$23,379	$10,000	$25,360
Cash paid for operating lease liabilities	$23,203	$21,654	$18,660
Cash paid during the period for:
Interest	$14,593	$18,753	$17,322
Income taxes	$2,066	$2,805	$11,898
Other non-cash operating activities:
Performance guarantees	$(167)	$350	$(6,284)
Non-cash investing and financing activities:
Reclassification of the equity portion of the 2.75% Convertible Notes from debt to equity (See Note 14)	$—	$—	$37,375
RSUs issued, net of forfeitures	$8,299	$4,449	$8,596
Dividends declared but not paid	$5,959	$5,937	$5,915
Contributions from non-controlling partners	$9,006	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Description of Business: Granite Construction Incorporated is one of the largest diversified infrastructure companies in the United States, engaged in infrastructure projects including the construction of streets, roads, highways, mass transit facilities, airport infrastructure, bridges, dams, power-related facilities, utilities, tunnels and other infrastructure-related projects, site preparation, mining services, and infrastructure services for residential development, energy development, commercial and industrial sites, and other facilities, as well as construction management professional services. Our continuing operations have offices located in Alaska, Arizona, California, Colorado, Florida, Guam, Illinois, Nevada, Texas, Utah and Washington. Unless otherwise indicated, the terms “we,” “us,” “our,” “Company” and “Granite” refer to Granite Construction Incorporated and its wholly-owned and consolidated subsidiaries.

During the fourth quarter of 2021, the Company updated its strategy to focus on its core business capabilities, to leverage its current geographic based home markets in the civil construction and materials business and to target expansion based upon that combined strategy. Through our strategic analysis, it was determined that the end markets and geographic structure of the former Water and Mineral Services operating group (“WMS”) did not align with the Company’s new strategy and the Board of Directors approved a plan to sell these businesses within the next twelve months. As a result of these actions, we classified WMS as held-for-sale in the consolidated balance sheets and as discontinued operations in the consolidated statements of operations as of and for the year ended December 31, 2021 and applied these changes retrospectively for all other periods presented. See Note 2 for WMS financial information, which has been excluded from all other disclosures unless explicitly stated otherwise.

Also related to our new strategic plan, during the fourth quarter of 2021, we reorganized our operating groups to improve operating efficiencies and better position the Company for long-term growth. In alphabetical order, our continuing business operating groups are defined as follows:

•	California;
•

Central (formerly Heavy Civil, Federal and Midwest operating groups), which primarily includes offices in Arizona (formerly in the Northwest operating group), Colorado, Florida, Illinois, Texas and Guam; and

•	Mountain (formerly Northwest), which primarily includes offices in Alaska, Nevada, Utah and Washington.

In addition, we revised the financial information our chief operating decision maker, or decision-making group (our “CODM”), regularly reviews to allocate resources and assess our performance. This change is consistent with our new strategic plan and better aligns with our continuing civil construction and materials business. Our CODM now regularly reviews financial information regarding our two primary product lines, construction and materials as well as our operating groups. We identified our CODM as our Chief Executive Officer and our Chief Operating Officer.

As a result of these changes, in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 280, Segment Reporting, our reportable segments, which are the same as our operating segments, were changed to: Construction and Materials. The Construction segment replaces the previous Transportation, Water and Specialty reportable segments, with the composition of our Materials segment for our continuing operations remaining unchanged. These changes have been applied retrospectively for all periods presented. See Note 21 for more information about our reportable segments.

Principles of Consolidation: The consolidated financial statements include the accounts of Granite Construction Incorporated and its wholly-owned and consolidated subsidiaries. All material inter-company transactions and accounts have been eliminated. Additionally, we participate in various construction joint ventures of which we are a limited member (“joint ventures”). Generally, each construction joint venture is formed to accomplish a specific project and is jointly controlled by the joint venture partners. The joint venture agreements typically provide that our interests in any profits and assets and our respective share in any losses and liabilities that may result from the performance of the contracts are limited to our stated percentage interest in the project. Under our joint venture contractual arrangements, we provide capital to these joint ventures in return for an ownership interest. In addition, partners dedicate resources to the joint ventures necessary to complete the contracts and are reimbursed for their cost. The operational risks of each construction joint venture are passed along to the joint venture members. As we absorb our share of these risks, our investment in each venture is exposed to potential gains and losses. We consolidate joint ventures if we determine that through our participation we have a variable interest and are the primary beneficiary as defined by FASB ASC Topic 810, Consolidation, and related standards. The factors we use to determine the primary beneficiary of a variable interest entity (“VIE”) may include the decision authority of each partner, which partner manages the day-to-day operations of the project and the amount of our equity investment in relation to that of our partners. Although not applicable for any of the years presented, if we determine that the power to direct the significant activities is shared equally by two or more joint venture parties, then there is no primary beneficiary and no party consolidates the VIE.

If we have determined we are not the primary beneficiary of a joint venture but do exercise significant influence, we account for our share of the operations of unconsolidated construction joint ventures on a pro rata basis in revenue and cost of revenue in the consolidated statements of operations. We record the corresponding investment balance in equity in construction joint ventures in the consolidated balance sheets except when a project is in a loss position, the investment balance is recorded as a deficit in unconsolidated construction joint ventures and is included in accrued expenses and other current liabilities in the consolidated balance sheets. Our investment in unconsolidated construction joint ventures could extend beyond one year and is within the normal operating cycle of the associated construction projects. We account for non-construction unconsolidated joint ventures under the equity method of accounting in accordance with ASC Topic 323, Investments - Equity Method and Joint Ventures, and include our share of the operations in equity in income of affiliates in the consolidated statements of operations and in investment in affiliates in the consolidated balance sheets.

We also participate in “line item” joint venture agreements under which each partner is responsible for performing certain discrete items of the total scope of contracted work. The revenue for each line item joint venture partners’ discrete items of work is defined in the contract with the project owner and each joint venture partner bears the profitability risk associated only with its own work. There is not a single set of books and records for a line item joint venture. Each partner accounts for its items of work individually as it would for any self-performed contract. We account for our portion of these contracts as revenue and cost of revenue in the consolidated statements of operations and in relevant balances in the consolidated balance sheets.

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

Revenue Recognition: Our revenue is primarily derived from construction contracts that can span several quarters or years in our Construction segment and from sales of construction related materials in our Materials segment. We recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, and subsequently issued additional related Accounting Standards Updates (“ASU”s) (“Topic 606”). Topic 606 provides for a five-step model for recognizing revenue from contracts with customers as follows:

1.	Identify the contract
2.	Identify performance obligations
3.	Determine the transaction price
4.	Allocate the transaction price
5.	Recognize revenue

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Generally, our contracts contain one performance obligation. Contracts with customers in our Materials segment are typically defined by our customary business practices and are valued at the contractual selling price per unit. Our customary business practices are for the delivery of a separately identifiable good at a point in time which is typically when delivery to the customer occurs. Contracts in our Construction segment  may contain multiple distinct promises or multiple contracts within a master agreement (e.g., contracts that cross multiple locations/geographies and task orders), which we review at contract inception to determine if they represent multiple performance obligations or multiple separate contracts. This review consists of determining if promises or groups of promises are distinct within the context of the contract, including whether contracts are physically contiguous, contain task orders, purchase or sales orders, termination clauses and/or elements not related to design and/or build.

The transaction price is the amount of consideration to which we expect to be entitled in exchange for transferring goods and services to the customer. The contractual consideration from customers of our Construction segment  may include both fixed amounts and variable amounts (e.g., bonuses/incentives or penalties/liquidated damages) to the extent that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved (i.e., probable and estimable). When a contract has a single performance obligation, the entire transaction price is attributed to that performance obligation. When a contract has more than one performance obligation, the transaction price is allocated to each performance obligation based on estimated relative standalone selling prices of the goods or services at the inception of the contract, which typically is determined using cost plus an appropriate margin.

Subsequent to the inception of a contract in our Construction segment, the transaction price could change for various reasons, including executed or unapproved change orders, and unresolved contract modifications and/or affirmative claims. Changes that are accounted for as an adjustment to existing performance obligations are allocated on the same basis at contract inception. Otherwise, changes are accounted for as separate performance obligation(s) and the separate transaction price is allocated as discussed above.

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

Generally, performance obligations related to contracts in our Construction segment are satisfied over time because our performance typically creates or enhances an asset that the customer controls as the asset is created or enhanced. We recognize revenue as performance obligations are satisfied and control of the promised good and/or service is transferred to the customer. Revenue in our Construction segment is ordinarily recognized over time as control is transferred to the customers by measuring the progress toward complete satisfaction of the performance obligation(s) using an input (i.e., “cost to cost”) method. Under the cost to cost method, costs incurred to-date are generally the best depiction of transfer of control.

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

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The accuracy of our revenue and profit recognition in a given period depends on the accuracy of our estimates of the forecasted revenue and cost to complete each project. Cost estimates for all of our significant projects use a detailed “bottom up” approach. There are a number of factors that can contribute to revisions in estimates of contract cost and profitability. The most significant of these include:

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

Unearned Revenue: Unearned revenue represents the aggregate amount of the transaction price allocated to unsatisfied or partially unsatisfied performance obligations at the end of a reporting period. We generally include a project in our unearned revenue at the time a contract is awarded, the contract has been executed and to the extent we believe funding is probable. Certain contracts contain contract options that are exercisable at the option of our customers without requiring us to go through an additional competitive bidding process or contain task orders related to master contracts under which we perform work only when the customer awards specific task orders to us. Contract options and task orders are included in unearned revenue when exercised or issued, respectively. As of December 31, 2021 and 2020, unearned revenue from continuing operations was $2.6 billion and $2.8 billion, respectively. Approximately $2.0 billion of the December 31, 2021 unearned revenue from continuing operations is expected to be recognized within the next twelve months and the remaining amount will be recognized thereafter. Substantially all of the contracts in our unearned revenue may be canceled or modified at the election of the customer; however, we have not been materially adversely affected by contract cancellations or modifications in the past. Many projects are added to unearned revenue and completed within the same fiscal quarter or year and, therefore, may not be reflected in our beginning or ending unearned revenue.

Balance Sheet Classifications: Prepaid expenses and amounts receivable and payable under construction contracts (principally retentions) that may exist over the duration of the contract and could extend beyond one year are included in current assets and liabilities. A one-year time period is used as the basis for classifying all other current assets and liabilities. Included in other current assets on the consolidated balance sheets as of December 31, 2021 is the $129.0 million deposit for legal settlement discussed in Note 20.

Cash and Cash Equivalents: Cash equivalents are securities having maturities of three months or less from the date of purchase. Our access to joint venture cash may be limited by the provisions of the joint venture agreements.

Contract Assets: Our contract assets include costs and estimated earnings in excess of billings as well as amounts due under contractual retention provisions. Costs and estimated earnings in excess of billings represent amounts earned and reimbursable under contracts, including customer affirmative claim recovery estimates, and have a conditional right for billing and payment such as achievement of milestones or completion of the project. Generally, with the exception of customer affirmative claims, such unbilled amounts will become billable according to the contract terms and generally will be billed and collected over the next twelve months. Settlement with the customer of outstanding affirmative claims is dependent on the claims resolution process and could extend beyond one year. Based on our historical experience, we generally consider the collection risk related to billable amounts to be low. However, when events or conditions indicate that it is probable that the amounts become unbillable, the transaction price and associated contract asset is reduced. Certain contracts in our Construction segment include retention provisions to provide assurance to our customers that we will perform in accordance with the contract terms and are not considered a financing benefit under ASC Topic 606. The balances billed but not paid by customers pursuant to these provisions generally become due upon completion and acceptance of the project work or products by the customer.

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

Derivative Instruments: We recognize derivative instruments as either assets or liabilities in the consolidated balance sheets at fair value using Level 2 inputs. To receive hedge accounting treatment, derivative instruments that are designated as cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions. We formally document our hedge relationships at inception, including identification of the hedging instruments and the hedged items, our risk management objectives and strategies for undertaking the hedge transaction, and the initial quantitative assessment of the hedging instrument’s effectiveness in offsetting changes in the fair value of the hedged items. The effective portion of the gain or loss on cash flow hedges is reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified to the consolidated statements of operations when the periodic hedged cash flows are settled. Adjustments to fair value on derivative instruments that are not part of a designated hedging relationship are reported through the consolidated statements of operations. We do not enter into derivative instruments for speculative or trading purposes.

The derivative transactions related to the 2.75% Convertible Notes (as defined in Note 14) were recorded to equity on our consolidated balance sheets based on the cash proceeds and will not be remeasured as long as they continue to meet the conditions for equity classification.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Allowance for Credit Losses: Financial assets, which potentially subject us to credit losses, consist primarily of short and long-term marketable securities, receivables, contract assets and long-term notes receivables included in other noncurrent assets in our consolidated balance sheets. We measure expected credit losses of financial assets based on historical loss and other information available to management using a loss rate method applied to asset groups with categorically similar risk characteristics. These expected credit losses are recorded to an allowance for credit losses valuation account that is deducted from receivables and contract assets to present the net amount expected to be collected on the financial asset on the consolidated balance sheets.

Concentrations of Credit Risk: Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents, marketable securities, accounts receivable and contract assets. We maintain our cash and cash equivalents and our marketable securities with several financial institutions. We invest with high credit quality financial institutions and, by policy, limit the amount of credit exposure to any one financial institution. During the years ended December 31, 2021, 2020 and 2019, our largest volume customer, including both prime and subcontractor arrangements, was the California Department of Transportation (“Caltrans”). Revenue recognized from contracts with Caltrans during the years ended December 31, 2021, 2020 and 2019 represented $337.1 million (11.2% of total revenue from continuing operations), $316.9 million (10.1% of total revenue from continuing operations) and $226.2 million (7.8% of total revenue from continuing operations), respectively, which was primarily in the Construction segment. Other than Caltrans, none of our customers, including both prime and subcontractor arrangements, had revenue that individually exceeded 10% of total revenue during the years ended  December 31, 2021 and 2020 and none of our customers had revenue that individually exceeded 10% of total revenue during the year ended  December 31, 2019.

The majority of our receivables are from customers concentrated in the United States. None of our customers had a receivable balance in excess of 10% of our total net receivables as of  December 31, 2021 and 2020. Certain construction contracts include retention provisions that were included in contract assets as of December 31, 2021 and 2020 in our consolidated balance sheets. The balances billed but not paid by customers pursuant to these provisions generally become due upon completion and acceptance of the project work or products by the owners. As of December 31, 2021 and 2020, contract retention receivable from Virgin Trains USA Florida LLC represented 17.2% and 13.2%, respectively, of total contract assets. No other contract retention receivable individually exceeded 10% at any of the presented dates. The majority of the December 31, 2021 contract retention balance disclosed in Note 6 is expected to be collected within one year. We perform ongoing credit evaluations of our customers and generally do not require collateral, although the law provides us the ability to file mechanics’ liens on real property improved for private customers in the event of non-payment by such customers.

Inventories: Inventories relating to our continuing operations consist primarily of quarry products that are valued at the lower of average cost or net realizable value. We reserve quarry products based on estimated quantities of materials on hand in excess of approximately one year of demand.

Investments in Affiliates: Each investment accounted for under the equity method of accounting is reviewed for impairment in accordance with ASC Topic 323, Investments - Equity Method and Joint Ventures. We account for our share of the operating results of the equity method investments in equity in income from affiliates, net in the consolidated statements of operations and as a single line item in the consolidated balance sheets as investments in affiliates. Our investments in affiliates include real estate entities and an asphalt terminal entity. These investments are evaluated for impairment using the other-than-temporary impairment model, which requires an impairment charge to be recognized if our investment’s carrying amount exceeds its fair value, and the decline in fair value is deemed to be other than temporary. Recoverability is measured by comparison of carrying amounts to future undiscounted cash flows the investments are expected to generate. Events or changes in circumstances, which would cause us to review undiscounted future cash flows include, but are not limited to:

•	significant adverse changes in legal factors or the business climate and
•	current period cash flow or operating losses combined with a history of losses, or a forecast of continuing losses associated with the use of the asset.

In addition, events or changes in circumstances specifically related to our real estate entities, include:

•	significant decreases in the market price of the asset;
•	accumulation of costs significantly in excess of the amount originally expected for the acquisition, development or construction of the asset; and
•	significant changes to the development or business plans of a project.

Future undiscounted cash flows and fair value assessments for the asphalt terminal entity are estimated based on market conditions and the political climate. Future undiscounted cash flows and fair value assessments for our real estate entities are estimated based on entitlement status, market conditions, cost of construction, debt load, development schedules, status of joint venture partners and other factors applicable to the specific project. Fair value is estimated based on the expected future cash flows attributable to the asset or group of assets and on other assumptions that market participants would use in determining fair value, such as market discount rates, transaction prices for other comparable assets, and other market data. Our estimates of cash flows may differ from actual cash flows due to, among other things, fluctuations in interest rates, decisions made by jurisdictional agencies, economic conditions, or changes to our business operations.

Property and Equipment: Property and equipment are stated at cost. Depreciation for construction and other equipment is primarily provided using accelerated methods over lives ranging from three to ten years, and the straight-line method over lives from two to twenty years for the remaining depreciable assets. We believe that accelerated methods best approximate the service provided by the construction and other equipment. Depletion of quarry property is based on the usage of depletable reserves. We frequently sell property and equipment that has reached the end of its useful life or no longer meets our needs, including depleted quarry property. At the time that an asset or an asset group meets the held-for-sale criteria as defined by ASC Topic 360, Property, Plant, and Equipment, depreciation is discontinued and we write it down to fair value less cost to sell, if the fair value is below the carrying value. Fair value is estimated by a variety of factors including, but not limited to, market comparative data, historical sales prices, broker quotes and third-party valuations. If material, such property is separately disclosed in the consolidated balance sheets, otherwise it is held in property and equipment until sold. The cost and accumulated depreciation or depletion of property sold or retired is removed from the consolidated balance sheets and the resulting gains or losses, if any, are reflected in operating income on the consolidated statements of operations for the period. In the case that we abandon an asset, an amount equal to the carrying amount of the asset, less salvage value, if any, will be recognized as expense in the period that the asset was abandoned. Repairs and maintenance are expensed as incurred.

Costs related to the development of internal-use software during the preliminary project and post-implementation stages are expensed as incurred. Costs incurred during the application development stage are capitalized. These costs consist primarily of software, hardware and consulting fees, as well as salaries and related costs. Amounts capitalized are reported as a component of office furniture and equipment within property and equipment in the consolidated balance sheets. Capitalized software costs are depreciated using the straight-line method over the estimated useful life of the related software, which ranges from three to seven years. During the years ended December 31, 2021, 2020 and 2019, we capitalized $12.0 million, $7.4 million and $1.2 million, respectively, of internal-use software development and related hardware costs.

Long-lived Assets: We review property and equipment and amortizable intangible assets for impairment at an asset group level whenever events or changes in circumstances indicate the carrying amount of an asset group may not be recoverable. Recoverability of these asset groups is measured by comparison of their carrying amounts to the future undiscounted cash flows the asset groups are expected to generate. If the asset groups are considered to be impaired, an impairment charge will be recognized equal to the amount by which the carrying amount of the asset group exceeds fair value. We group construction and plant equipment assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets. When an individual asset or group of assets is determined to no longer contribute to its vertically integrated construction and plant equipment asset group, it is assessed for impairment independently.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Goodwill: As a result of the changes in our reportable segments and operating groups, we reassessed our reporting units and have determined our continuing operations have five reporting units in which goodwill was recorded as follows:

•	Central Group Construction
•	Central Group Materials
•	Mountain Group Construction
•	Mountain Group Materials
•	California Group Construction

We determined our discontinued operations have two reporting units in which goodwill was recorded as follows:

•	WMS Construction
•	WMS Materials

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

In performing the quantitative goodwill impairment tests, we calculate the estimated fair value of the reporting unit in which the goodwill is recorded using the discounted cash flows and market multiple methods. The estimated fair value is compared to the carrying amount of the reporting unit, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the fair value of the reporting unit is less than its carrying amount, goodwill is impaired and the excess of the reporting unit’s carrying amount over the fair value is recognized as a non-cash impairment charge.

Judgments inherent in these methods include the determination of appropriate discount rates, the amount and timing of expected future cash flows, revenue and margin growth rates, and appropriate benchmark companies. The cash flows used in our 2021 discounted cash flow model were based on five-year financial forecasts developed internally by management adjusted for market participant-based assumptions. Our discount rate assumptions are based on an assessment of the equity cost of capital and appropriate capital structure for our reporting units. To assess for reasonableness, we compare the estimated fair values of the reporting units to our current market capitalization.

For our 2021 annual goodwill impairment test, we conducted quantitative impairment tests based on the operating structure in place at November 1. Impairment tests were conducted for the Midwest Group Specialty and WMS Water, Specialty and Materials reporting units and concluded that goodwill was not impaired since the estimated fair value for each of those reporting units exceeded their respective carrying amounts. The assessment for the Midwest Group Specialty as well as WMS Water and Specialty reporting units indicated that their estimated fair values exceeded their carrying amounts (i.e., headroom) by over 30%. The assessment for the WMS Materials reporting unit indicated that its estimated fair value exceeded its carrying amount by 10% and the recent purchase and sale agreement for Inliner (see Note 2), which includes 100% of the WMS Materials reporting unit, supports its carrying value.

We elected to perform a qualitative assessment of the Midwest Group Transportation, Northwest Group Transportation, Northwest Group Materials and California Group Transportation reporting units and we determined that it was more likely than not that the fair values were greater than the carrying amounts; therefore, no quantitative goodwill impairment test was performed for these reporting units. Factors we considered in our qualitative assessment were macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, changes in management or key personnel, changes in strategy, changes in customers and changes in the composition or carrying amount of the reporting unit’s net assets.

Due to the changes in our reporting structure and the resulting changes to reporting units, we conducted impairment tests immediately before and after the reorganization, which was effective December 1. Since there were no significant changes to the reporting units from the time of the annual impairment test, we conducted qualitative assessments before the changes on the Midwest Group Specialty and the WMS Water, Specialty and Materials reporting units. We determined that it was more likely than not that the fair values were greater than the carrying amounts; therefore, no quantitative goodwill impairment test was performed for these reporting units.

The changes in our reporting structure had no impact on the Central Group Materials, Mountain Group Materials, California Group Construction or the WMS Materials reporting units and there were no significant changes to these reporting units from the time of the annual impairment test; therefore, no further goodwill impairment assessment was performed on these reporting units after the changes.

We performed quantitative impairment tests after the changes on the reporting units that were affected by the changes in our reporting structure, which were the Central Group Construction, Mountain Group Construction and WMS Construction reporting units. We calculated the estimated fair value of these reporting units consistent with the annual impairment assessment using the discounted cash flows and market multiple methods as well as the consideration to be paid for Inliner under the purchase and sale agreement, which includes a substantial portion of the WMS Construction reporting unit. These tests indicated that the estimated fair values of the reporting units exceeded their carrying amounts with headroom in excess of 30%.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Right of use Assets (“ROU”) and Lease Liabilities: A lease contract conveys the right to use an underlying asset for a period of time in exchange for consideration. At inception, we determine whether a contract contains a lease by determining if there is an identified asset and if the contract conveys the right to control the use of the identified asset in exchange for consideration over a period of time. We recognize leases in accordance with ASC Topic 842, Leases, and subsequently issued additional related ASUs (“Topic 842”), which we adopted during our quarter ended  March 31, 2019 using a modified retrospective transition approach.

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

On the lease commencement date, the amount of the ROU assets consists of the following:

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

Warranties: Many of our construction contracts contain warranty provisions covering defects in equipment, materials, design or workmanship that generally run from six months to one year after our customer accepts the contract. Because of the nature of our projects, including contract owner inspections of the work both during construction and prior to acceptance, we have not experienced material warranty costs for these short-term warranties and, therefore, do not believe an accrual for these costs is necessary. Certain construction contracts carry longer warranty periods, ranging from two to ten years, for which we have accrued an estimate of warranty cost. The warranty liability is estimated based on our experience with the type of work and any known risks relative to the project and was not material as of December 31, 2021 and 2020.

Accrued Insurance Costs: We carry insurance policies to cover various risks, including general liability, automobile liability, workers compensation and employee medical expenses under which we are liable to reimburse the insurance company for certain losses.  The amounts for which we are liable range from the first $0.5 million to $1.5 million per occurrence. We accrue for probable losses, both reported and unreported, that are reasonably estimable using actuarial methods based on historic trends, modified, if necessary, by recent events. The establishment of accruals for estimated losses associated with our insurance policies are based on actuarial studies that include known facts and interpretations of circumstances, including our experience with similar cases and historical trends involving claim payment patterns, pending levels of unpaid claims, claim severity, frequency patterns and changing regulatory and legal environments. Changes in our loss assumptions caused by changes in actual experience would affect our assessment of the ultimate liability and could have an effect on our operating results and financial position.

Surety Bonds: We generally are required to provide various types of surety bonds that provide an additional measure of security for our performance under certain public and private sector contracts. At December 31, 2021, approximately $2.3 billion of our $4.0 billion Committed and Awarded Projects were bonded. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds after the owner accepts the work performed under contract. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.

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

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Other Costs: Other costs included on the consolidated statements of operations primarily consisted of $66 million in net settlement charges incurred during 2021 as further described in Note 20. Other costs also included $21.6 million and $35.6 million for the years ended  December 31, 2021 and 2020, respectively, of non-recurring legal and accounting fees. The majority of these non-recurring fees related to the lawsuits discussed in Note 20 and to the Audit Committee’s independent investigation of prior-period reporting for the former Heavy Civil operating group, which was completed in early 2021. The remaining other costs includes personnel costs incurred in connection with our operating group reorganization during 2021 and integration expenses incurred in 2020 and 2019 related to the Layne Christensen Company (“Layne”) acquisition that occurred in 2018.

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

Computation of Earnings per Share: Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares include common share equivalents under the 2012 and 2021 Equity Incentive Plans using the if-converted method. Dilutive potential common shares also include common share equivalents related to our 2.75% Convertible Notes assuming the share price of our common stock was in excess of $31.47 per share and common share equivalents relating to our warrants assuming the share price of our common stock was in excess of $53.44, the exercise price of warrants. See Note 14 for further discussion related to the 2.75% Convertible Notes and warrants.

Convertible Notes: U.S. GAAP requires certain convertible debt instruments that may be settled in cash on conversion to be separately accounted for into liability and equity components in a manner that reflects the issuer’s non-convertible debt borrowing rate. Third party offering costs are allocated to the liability and equity components based on allocation of proceeds to those components, and are recorded net of the associated balances on the consolidated balance sheets and are generally amortized to interest expense through the maturity date of the debt. Therefore, cash received from the issuance of the 2.75% Convertible Notes (as defined in Note 14) was separated into liability and equity components on the consolidated balance sheets at the time of issuance based on the fair value of a similar liability that does not have an associated convertible feature. The difference between the principal amount and the liability component on the issuance date has been recorded to interest expense using an effective interest rate of 6.62% over the expected life of the 2.75% Convertible Notes. Debt discounts are recorded to the liability component through the maturity date of the debt.

Recently Issued Accounting Pronouncements:

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which amended the current business combination accounting guidance in ASC 805 to require entities to apply Topic 606 in recognizing and measuring contract assets and contract liabilities acquired in a business combination. The ASU is effective commencing with our quarter ending March 31, 2022 with early adoption permitted. We early adopted this guidance in 2021; however, this ASU did not impact the periods included in these consolidated financial statements and would be applicable only if we had a business combination and if the acquired entity had contract assets or liabilities.

In  August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for convertible instruments resulting in accounting for convertible debt instruments as a single liability measured at its amortized cost. This change will also reduce reported interest expense and increase reported net income as we issued a convertible instrument that was bifurcated according to previously existing rules. In addition, the ASU requires the application of the if-converted method for calculating diluted earnings per share and eliminates the treasury stock method for convertible debt. The ASU is effective commencing with our quarter ending  March 31, 2022. We currently anticipate adopting this ASU using the modified retrospective transition approach.

Upon issuance of the 2.75% convertible senior notes due 2024 (“2.75% Convertible Notes”), cash received was separated into a $192.6 million debt component and a $37.4 million (less $9.5 million of taxes) equity component. We have been increasing the debt component for the difference between the principal amount of $230.0 million and the $192.6 million (“debt discount”) with an offset to interest expense over the life of the loan using an effective interest rate. Upon adoption of ASU 2020-06, the previously recorded equity component of the convertible instrument outstanding and debt issuance costs will be reclassified from equity to debt, net of tax, and the interest expense previously recorded from the amortization of the debt discount and debt issuance costs will be reversed through retained earnings with an offset to debt. We expect the primary impact of this new standard will be to increase the carrying value of convertible debt by approximately $22 million, with an offsetting reduction in shareholders’ equity, and reduce reported interest expense in future periods. In addition, using the if-converted method as compared to the treasury stock method may have a material impact to diluted earnings per share.

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

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

2. Discontinued Operations and Held-for-Sale

As discussed in Note 1, during the fourth quarter of 2021, management determined that WMS no longer aligned with our new strategic plan, and our Board of Directors approved a plan to sell the associated businesses within the next twelve months. This includes: Inliner; our water supply, treatment, delivery and maintenance business (“Water Resources”); and our mineral exploration drilling business (“Mineral Services”).

This approval, in combination with previously existing facts and circumstances, resulted in the Company concluding that the assets and liabilities of WMS met the criteria for classification as held-for-sale. The Company concluded the planned disposal activities represented a strategic shift that will have a major effect on the Company’s operations and financial results and qualified for presentation as discontinued operations in accordance with ASC Topic 205-20, Presentation of financial statements - Discontinued operations. Additionally, beginning December 31, 2021, in accordance with ASC 360, Property, Plant, and Equipment, we ceased recording depreciation and amortization for WMS property, plant and equipment, finite-lived intangible assets and right of use lease assets.

On February 2, 2022, we entered into a purchase agreement with Inland Pipe Rehabilitation LLC (“IPR”) and 1000097155 Ontario Inc. (“Ontario” and together with IPR, the “Purchasers”), investment affiliates of J.F. Lehman & Company. Per the terms of that agreement, the Company agreed to sell Inliner to the Purchasers for a purchase price of $159.7 million. The sale has been unanimously approved by the Company’s Board of Directors and is subject to customary covenants and closing conditions. The transaction is expected to close in the first half of 2022. Water Resources and Mineral Services, which represent the remainder of WMS, are expected to be sold within the next twelve months.

The following table presents summarized balance sheet information of assets and liabilities held-for-sale (in thousands):

December 31,	2021	2020
Cash and cash equivalents	$16,496	$10,844
Receivables, net	102,208	103,254
Contract assets	41,340	32,842
Inventories	19,625	19,891
Other current assets	1,781	4,432
Property and equipment, net	70,912	105,867
Investments in affiliates	48,675	47,650
Goodwill	63,063	63,062
Right of use assets	12,365	9,269
Other noncurrent assets	16,176	26,256
Total assets classified as held-for-sale	$392,641	$423,367

Accounts payable	$37,997	$37,813
Contract liabilities	7,129	8,396
Other current liabilities	27,764	22,750
Deferred income taxes, net	—	1,133
Long-term lease liabilities	8,352	6,953
Other long-term liabilities	2,166	2,264
Total liabilities classified as held-for-sale	$83,408	$79,309

The following table represents summarized statements of operations information of discontinued operations (in thousands):

Years Ended December 31,	2021	2020	2019
Revenue	$491,812	$433,580	$530,729
Cost of revenue	434,723	393,445	498,836
Selling, general and administrative expenses	59,932	63,405	69,834
Non-cash impairment charges (1)	—	156,690	—
Other costs	6,196	125	8,564
Gain on sales of property and equipment, net (2)	(32,658)	(2,005)	(5,330)
Other (income) expense, net	(8,004)	(3,472)	(4,321)
Provision for (benefit from) income taxes	20,950	(10,209)	(8,088)
Net income (loss) from discontinued operations	$10,673	$(164,399)	$(28,766)

(1) During 2020, we performed two interim goodwill impairment tests. The first was on the WMS Materials and WMS Specialty reporting units due to an adverse change in the business climate for these reporting units, including a modified relationship with a business partner, increased competition and market consolidation, exacerbated by economic disruption and market conditions associated with the COVID-19 pandemic. The goodwill impairment test resulted in a $14.8 million impairment charge during the three months ended March 31, 2020 associated with the WMS Materials reporting unit and no impairment charge related to the WMS Specialty reporting unit. The second test was on the WMS Water and WMS Materials reporting units due to the continued impact from an adverse change in the business climate, including reduced market share due to loss of strategic personnel during the three months ended  September 30, 2020. The goodwill impairment test resulted in an additional impairment charge of $117.9 million and $14.4 million associated with our WMS Water and WMS Materials reporting units, respectively, during the three months ended September 30, 2020. In addition, we recorded an impairment charge of $9.6 million during the year ended December 31, 2020 related to entities within investments in foreign affiliates related due to other than temporary adverse changes in the associated business climate.

(2) During 2021, we completed a sale-leaseback transaction for two properties in California. The sale of these properties resulted in a reduction in net property and equipment of $11.1 million and a $2.4 million addition to both right of use assets and lease liabilities on the held-for-sale balance sheets, as well as a $29.7 million gain on sales of property and equipment on the discontinued operations statements of operations.

The significant components included in the consolidated statement of cash flows for the discontinued operations are as follows (in thousands):

For the Year Ended December 31,	2021	2020	2019
Depreciation, depletion and amortization	$39,556	$48,010	$55,865
Non-cash impairment charges (1)	$—	$156,690	$—
Purchases of property and equipment	$(11,982)	$(16,657)	$(13,451)
Proceeds from sales of property and equipment	$49,266	$7,610	$11,522

(1) During 2020 the interim goodwill impairment tests resulted in impairment charges. See further discussion in note (1) in the statements of operations table within this footnote.

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

When we experience significant revisions in our estimates, we undergo a process that includes reviewing the nature of the changes to ensure that there are no material amounts that should have been recorded in a prior period rather than as revisions in estimates for the current period. For revisions in estimates, generally we use the cumulative catch-up method for changes to the transaction price that are part of a single performance obligation. Under this method, revisions in estimates are accounted for in their entirety in the period of change. There can be no assurance that we will not experience further changes in circumstances or otherwise be required to revise our estimates in the future.

In our review of these changes for the years ended  December 31, 2021 and 2020, we did not identify any material amounts that should have been recorded in a prior period. Other than those identified in the 2019 Annual Report on Form 10-K, we did not identify any material amounts that should have been recorded in a prior period for the year ended December 31, 2019.

The net changes in project profitability from revisions in estimates, both increases and decreases, which individually had an impact of $5.0 million or more on gross profit were net decreases of $70.6 million, $143.5 million and $199.1 million for the years ended  December 31, 2021, 2020 and 2019, respectively. The projects are summarized as follows (dollars in millions except per share data):

Increases

Years Ended December 31,	2021	2020	2019
Number of projects with upward estimate changes	2	—	—
Range of increase in gross profit from each project, net	$6.2 - 9.2	$—	$—
Increase to project profitability	$15.4	$—	$—
Increase to net income/decrease to net loss attributable to Granite Construction Incorporated from continuing operations	$11.4	$—	$—
Increase to net income/decrease to net loss per diluted share attributable to common shareholders from continuing operations	$0.25	$—	$—

The increases during the year ended December 31, 2021 were due to production at a higher rate than anticipated and a decrease in estimated cost from mitigated risks as well as settlement of outstanding customer affirmative claims. There were no amounts attributable to non-controlling interests for any of the periods presented.

Decreases

Years Ended December 31,	2021	2020	2019
Number of projects with downward estimate changes	6	7	10
Range of reduction in gross profit from each project, net	$5.3 - 34.6	$6.7 - 49.9	$5.5 - 52.6
Decrease to project profitability	$86.0	$143.4	$199.1
Decrease to net income/increase to net loss from continuing operations	$69.1	$114.7	$150.3
Amounts attributable to non-controlling interests	$20.5	$31.9	$9.8
Decrease to net income/increase to net loss attributable to Granite Construction Incorporated from continuing operations	$48.6	$82.9	$140.5
Decrease to net income/increase to net loss per diluted share attributable to common shareholders from continuing operations (1)	$1.06	$1.79	$3.02

(1) The prior period amounts have been adjusted to correctly present the per share impact attributable to common shareholders.

The decreases during the year ended December 31, 2021 were due primarily to additional costs from acceleration of work coupled with lower productivity and higher costs than originally anticipated, unfavorable weather and extended project duration. The decreases during the year ended December 31, 2020 were due to increases in design, production, weather-related and labor contingency costs. The decreases during the year ended December 31, 2019 were due to increased project completion costs, schedule delays, lower productivity than originally anticipated, performance of a significant amount of unresolved disputed work, an unfavorable court ruling on a designer back charge claim and additional weather-related costs partially offset by an increase in estimated recovery from customer affirmative claims.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

4. Disaggregation of Revenue

We disaggregate our revenue based on our reportable segments and operating groups as it is the format that is regularly reviewed by management. Our reportable segments are: Construction and Materials. In alphabetical order, our operating groups from continuing operations are: California, Central and Mountain. The following tables present our disaggregated revenue (in thousands):

2021	Construction	Materials	Total
California	$822,448	$242,552	$1,065,000
Central	1,058,448	33,270	1,091,718
Mountain	721,410	131,925	853,335
Total	$2,602,306	$407,747	$3,010,053

2020	Construction	Materials	Total
California	$928,193	$222,021	$1,150,214
Central	1,145,725	25,181	1,170,906
Mountain	690,176	117,583	807,759
Total	$2,764,094	$364,785	$3,128,879

2019	Construction	Materials	Total
California	$787,259	$198,465	$985,724
Central	1,056,385	23,830	1,080,215
Mountain	732,147	116,791	848,938
Total	$2,575,791	$339,086	$2,914,877

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

5. Unearned Revenue

The following table presents our unearned revenue from continuing operations as of the respective periods (in thousands):

December 31,	2021	2020
California	$771,759	$816,082
Central	1,334,901	1,482,158
Mountain	488,425	512,587
Total	$2,595,085	$2,810,827

6. Contract Assets and Liabilities

During the years ended December 31, 2021, 2020 and 2019, we recognized revenue of $176.2 million, $110.9 million and $116.1 million, respectively, that was included in the contract liability balances at  December 31, 2020, 2019 and 2018, respectively.

As a result of changes in contract transaction price related to performance obligations that were satisfied or partially satisfied prior to the end of the periods we recognized revenue of $153.9 million, $176.1 million and $152.1 million during the years ended December 31, 2021, 2020 and 2019, respectively. The changes in contract transaction price were from items such as executed or estimated change orders and unresolved contract modifications and claims.

As of December 31, 2021 and 2020, the aggregate claim recovery estimates included in contract asset and liability balances were approximately $39.0 million and $37.7 million, respectively.

The components of the contract asset balances as of the respective dates were as follows (in thousands):

December 31,	2021	2020
Costs in excess of billings and estimated earnings	$14,158	$26,199
Contract retention	131,279	105,898
Total contract assets	$145,437	$132,097

The following tables summarize changes in the contract asset balance for the periods presented (in thousands):

Balance at December 31, 2020	$132,097
Change in the measure of progress on projects, net	547,450
Revisions in estimates, net	(36,899)
Billings	(461,294)
Receipts related to contract retention	(35,917)
Balance at December 31, 2021	$145,437

Balance at December 31, 2019	$163,578
Change in the measure of progress on projects, net	656,460
Revisions in estimates, net	(41,136)
Billings	(606,982)
Receipts related to contract retention	(39,823)
Balance at December 31, 2020	$132,097

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The components of the contract liability balances as of the respective dates were as follows (in thousands):

December 31,	2021	2020
Billings in excess of costs and estimated earnings, net of retention	$169,542	$135,788
Provisions for losses	30,499	27,137
Total contract liabilities	$200,041	$162,925

The following table summarizes changes in the contract liability balance for the periods presented (in thousands):

Balance at December 31, 2020	$162,925
Change in the measure of progress on projects, net	(1,770,667)
Revisions in estimates, net	13,975
Billings	1,790,446
Change in provision for loss, net	3,362
Balance at December 31, 2021	$200,041

Balance at December 31, 2019	$85,293
Change in the measure of progress on projects, net	(1,748,830)
Revisions in estimates, net	(3,856)
Billings	1,807,911
Change in provision for loss, net	22,407
Balance at December 31, 2020	$162,925

7. Receivables, net

Receivables include billed and unbilled amounts for services provided to clients for which we have an unconditional right to payment as of the end of the applicable period and generally do not bear interest. The following table presents major categories of receivables (in thousands):

December 31,	2021	2020
Contracts completed and in progress:
Billed	$236,053	$220,621
Unbilled	126,371	120,144
Total contracts completed and in progress	362,424	340,765
Material sales	43,746	47,067
Other	59,496	51,382
Total gross receivables	465,666	439,214
Less: allowance for credit losses	1,078	1,656
Total net receivables	$464,588	$437,558

Included in other receivables at  December 31, 2021 and 2020 were items such as estimated recovery from back charge claims, notes receivable, fuel tax refunds and income tax refunds. Other receivables at December 31, 2021 also included $20.4 million of working capital contributions in the form of a loan to a partner in one of our unconsolidated joint ventures that bears interest at 6.25% per annum. No receivable individually exceeded 10% of total net receivables at any of these dates.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

8. Fair Value Measurement

The following tables summarize significant assets and liabilities measured at fair value in the consolidated balance sheets on a recurring basis for each of the fair value levels (in thousands):

	Fair Value Measurement at Reporting Date Using
December 31, 2021	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$65,233	$—	$—	$65,233
Total assets	$65,233	$—	$—	$65,233
Accrued and other current liabilities
Interest rate swap	$—	$3,514	$—	$3,514
Total liabilities	$—	$3,514	$—	$3,514

December 31, 2020
Cash equivalents
Money market funds	$70,483	$—	$—	$70,483
Total assets	$70,483	$—	$—	$70,483
Accrued and other current liabilities
Interest rate swap	$—	$7,606	$—	$7,606
Total liabilities	$—	$7,606	$—	$7,606

Interest Rate Swaps

In connection with the Third Amended and Restated Credit Agreement (as discussed further in Note 14), we entered into two interest rate swaps with a combined initial notional amount of $150.0 million and an effective date of  May 2018 that mature in  May 2023. The interest rate swaps are designed to convert the interest rate on the term loan from a variable interest rate of LIBOR plus an applicable margin to a fixed rate of 2.76% plus the same applicable margin. The interest rate swaps are measured at fair value on the consolidated balance sheets using the income approach, which discounts the future net cash settlements expected under the derivative contracts to a present value. These valuations primarily utilize indirectly observable inputs, including contractual terms, interest rates and yield curves observable at commonly quoted intervals. The interest rate swaps were designated as cash flow hedges through the three months ended  March 31, 2021. During the three months ended  June 30, 2021, we determined that the interest rate swaps were no longer highly effective in offsetting changes to expected future cash flows on hedged transactions and were therefore de-designated as cash flow hedges. As a result of this de-designation, the $5.4 million unrealized loss recorded to accumulated other comprehensive loss prior to de-designation will continue to be amortized to interest expense through the maturity date of  May 2023. The impact from the interest rate swap de-designation that was included in interest expense on the consolidated statements of operations was immaterial for the year ended December 31, 2021.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Commodity Swaps

In December 2021, we entered into two commodity swaps designed as cash flow hedges for crude oil covering the period from April 2022 to October 2022 with a total notional value of $8.1 million. The financial statement impact during the year ended  December 31, 2021 was immaterial.

Other Assets and Liabilities

The carrying values and estimated fair values of our financial instruments that are not required to be recorded at fair value in the consolidated balance sheets were as follows (in thousands):

December 31,		2021		2020
	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Held-to-maturity marketable securities (1)	Level 1	$15,600	$15,459	$5,200	$5,200
Liabilities (including current maturities):
2.75% Convertible Notes (2),(3)	Level 2	$207,354	$313,785	$200,303	$248,400
Credit Agreement - term loan (2)	Level 3	$123,750	$124,598	$131,250	$133,030

(1) All marketable securities were classified as held-to-maturity and consisted of U.S. Government and agency obligations as of  December 31, 2021 and 2020.

(2) The fair value of the 2.75% Convertible Notes is based on the median price of the notes in an active market as of  December 31, 2021 and 2020. The fair value of the Credit Agreement term loan is based on borrowing rates available to us for long-term loans with similar terms, average maturities, and credit risk. See Note 14 for definitions of, and more information about the 2.75% Convertible Notes and Credit Agreement.

(3) Excluded from carrying value is $22.6 million and $29.7 million of debt discount as of  December 31, 2021 and 2020, respectively, related to the 2.75% Convertible Notes (see Note 14).

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

At least annually, we measure certain nonfinancial assets and liabilities at fair value on a nonrecurring basis. As of  December 31, 2021 and 2020, the nonfinancial assets and liabilities included our asset retirement and reclamation obligations, as well as assets and corresponding liabilities associated with performance guarantees. Asset retirement and reclamation obligations were measured using Level 3 inputs and performance guarantees were measured using Level 2 inputs.

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

During the years ended December 31, 2021 and 2020, we had no material nonfinancial asset and liability fair value adjustments related to our continuing operations.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

9. Construction Joint Ventures

We participate in various construction joint ventures. As discussed in Note 1, we have determined that certain of these joint ventures are consolidated because they are VIEs and we are the primary beneficiary. We continually evaluate whether there are changes in the status of the VIEs or changes to the primary beneficiary designation of the VIE. Based on our assessments during the years ended December 31, 2021, 2020 and 2019, we determined no change was required for existing joint ventures.

Due to the joint and several nature of the performance obligations under the related owner contracts, if any of the partners fail to perform, we and the remaining partners, if any, would be responsible for performance of the outstanding work (i.e., we provide a performance guarantee). At December 31, 2021, there was $0.7 billion of construction revenue to be recognized on unconsolidated and line item construction joint venture contracts of which $0.3 billion represented our share and the remaining $0.4 billion represented our partners’ share. We are not able to estimate amounts that may be required beyond the remaining cost of the work to be performed. These costs could be offset by billings to the customer or by proceeds from our partners’ corporate and/or other guarantees. See Note 13 for disclosure of the performance guarantee amounts recorded in the consolidated balance sheets and Note 1 for additional discussion regarding performance guarantees.

Consolidated Construction Joint Ventures

At  December 31, 2021, we were engaged in eight active CCJV projects with total contract values ranging from $2.3 million to $436.3 million for a combined total of $1.6 billion of which our share was $939.8 million. As of December 31, 2021, our share of revenue remaining to be recognized on these CCJVs was $267.0 million and ranged from $0.6 million to $83.3 million by project. Our proportionate share of the equity in these joint ventures was between 50.0% and 70.0%. During the years ended  December 31, 2021, 2020 and 2019, total revenue from CCJVs was $405.1 million, $312.5 million and $261.2 million, respectively. During the years ended  December 31, 2021, 2020 and 2019, CCJVs used $4.1 million, $3.0 million and $13.1 million of operating cash flows, respectively.

Unconsolidated Construction Joint Ventures

As discussed in Note 1, where we have determined we are not the primary beneficiary of a joint venture but do exercise significant influence, we account for our share of the operations of unconsolidated construction joint ventures on a pro rata basis in revenue and cost of revenue in the consolidated statements of operations and in equity in construction joint ventures or accrued expenses and other current liabilities in the consolidated balance sheets.

As of  December 31, 2021, we were engaged in nine active unconsolidated joint venture projects with total contract values ranging from $13.7 million to $3.8 billion for a combined total of $10.7 billion of which our share was $3.0 billion. Our proportionate share of the equity in these unconsolidated joint ventures ranged from 20.0% to 50.0%. As of December 31, 2021, our share of the revenue remaining to be recognized on these unconsolidated construction joint ventures was $180.2 million and ranged from $1.2 million to $43.2 million by project.

The following is summary financial information related to unconsolidated construction joint ventures (in thousands):

December 31,	2021	2020
Assets
Cash, cash equivalents and marketable securities	$182,891	$181,889
Other current assets (1)	661,342	767,803
Noncurrent assets	103,579	164,022
Less partners’ interest	633,634	751,125
Granite’s interest (1),(2)	$314,178	$362,589
Liabilities
Current liabilities	$307,674	$482,562
Less partners’ interest and adjustments (3)	154,771	226,308
Granite’s interest	$152,903	$256,254
Equity in construction joint ventures (4)	$161,275	$106,335

(1) Included in this balance and in accrued and other current liabilities on the consolidated balance sheets as of December 31, 2021 and 2020 was $82.1 million and $82.3 million, respectively, related to performance guarantees (see Note 13).

(2) Included in this balance as of December 31, 2021 and 2020 was $103.8 million and $88.7 million, respectively, related to Granite’s share of estimated cost recovery of customer affirmative claims. In addition, this balance included $10.7 million and $13.1 million related to Granite’s share of estimated recovery of back charge claims as of December 31, 2021 and 2020, respectively.

(3) Partners’ interest and adjustments includes amounts to reconcile total net assets as reported by our partners to Granite’s interest adjusted to reflect our accounting policies and estimates primarily related to contract forecast differences.

(4) Included in this balance and in accrued expenses and other current liabilities on the consolidated balance sheets was $28.6 million and $82.5 million as of December 31, 2021 and 2020, respectively, related to deficits in unconsolidated construction joint ventures which includes provisions for losses.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Years Ended December 31,	2021	2020	2019
Revenue
Total	$820,586	$918,716	$1,471,157
Less partners’ interest and adjustments (1)	526,522	559,480	1,049,797
Granite’s interest	$294,064	$359,236	$421,360
Cost of revenue
Total	$835,899	$1,193,358	$1,900,524
Less partners’ interest and adjustments (1)	540,854	782,683	1,357,852
Granite’s interest	$295,045	$410,675	$542,672
Granite’s interest in gross loss	$(981)	$(51,439)	$(121,312)
Net Loss
Total	$(15,533)	$(274,410)	$(422,457)
Less partners’ interest and adjustments (1)	(14,765)	(222,924)	(301,846)
Granite’s interest in net loss	$(768)	$(51,486)	$(120,611)

(1) Partners’ interest and adjustments includes amounts to reconcile total revenue and total cost of revenue as reported by our partners to Granite’s interest adjusted to reflect our accounting policies and estimates primarily related to contract forecast and/or actual differences.

During each of the years ended December 31, 2021, and 2020, there was a material variance on one project and during the year ended December 31, 2019 there were material variances on three projects between our estimated and/or actual total revenue and cost of revenue when compared to that of our partners’ due to timing of recognition from differing accounting policies and public company quarterly reporting requirements. The joint venture net loss amounts exclude our corporate overhead required to manage the joint ventures and include taxes only to the extent the applicable states have joint venture level taxes.

Line Item Joint Ventures

As of  December 31, 2021, we were engaged in three active line item joint venture construction projects with a total contract value of $337.1 million of which our portion was $221.0 million. As of  December 31, 2021, our share of revenue remaining to be recognized on these line item joint ventures was $70.9 million. During the years ended  December 31, 2021, 2020 and 2019, our portion of revenue from line item joint ventures was $67.8 million, $80.8 million and $18.7 million, respectively.

10. Investments in Affiliates

Our investments in affiliates balance is related to our investments in unconsolidated non-construction entities that we account for using the equity method of accounting, including investments in real estate entities and an asphalt terminal entity.

The real estate entities were formed to accomplish specific real estate development projects in which our wholly-owned subsidiary, Granite Land Company, participates with third-party partners. The asphalt terminal entity is a 50% interest in a limited liability company which owns and operates an asphalt terminal and operates an emulsion plant in Nevada.

We have determined that the real estate entities are not consolidated because although they are VIEs, we are not the primary beneficiary. We have determined that the asphalt terminal entity is not consolidated because it is not VIE and we do not hold the majority voting interest. As such, this entity is accounted for using the equity method.

Our investments in affiliates balance consists of equity method investments in the following types of entities (in thousands):

December 31,	2021	2020
Real estate	$9,619	$12,777
Asphalt terminal	13,749	14,860
Total investments in affiliates	$23,368	$27,637

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table provides summarized balance sheet information for our affiliates accounted for under the equity method on a combined basis (in thousands):

December 31,	2021	2020
Current assets	$34,374	$28,367
Noncurrent assets	78,829	72,005
Total assets	$113,203	$100,372
Current liabilities	$23,685	$12,517
Long-term liabilities (1)	48,104	35,786
Total liabilities	$71,789	$48,303
Net assets	$41,414	$52,069
Granite’s share of net assets	$23,368	$27,637

(1) The balance primarily related to local bank debt for equipment purchases and debt associated with our real estate investments.

Of the $113.2 million in total assets as of December 31, 2021, we had investments in two real estate entities with total assets of $30.0 million and $51.2 million and the asphalt terminal entity had total assets of $32.0 million. As of December 31, 2021 and 2020, all of the equity method investments in real estate affiliates were in residential real estate in Texas. As of December 31, 2021, our percent ownership in the real estate entities ranged from 10% to 25%.

The following table provides summarized statements of operations information for our affiliates accounted for under the equity method on a combined basis (in thousands):

Years Ended December 31,	2021	2020	2019
Revenue	$57,838	$49,707	$70,439
Gross profit	$16,944	$21,563	$23,418
Income before taxes	$11,584	$15,653	$20,761
Net income	$11,584	$15,653	$20,761
Granite’s interest in affiliates’ net income	$3,465	$5,191	$6,991

11. Property and Equipment, net

Balances of major classes of assets and total accumulated depreciation and depletion are included in property and equipment, net in the consolidated balance sheets as follows (in thousands):

December 31,	2021	2020
Equipment and vehicles	$870,672	$812,388
Quarry property	191,982	206,073
Land and land improvements	108,518	117,714
Buildings and leasehold improvements	96,180	94,754
Office furniture and equipment	75,043	69,828
Property and equipment	1,342,395	1,300,757
Less: accumulated depreciation and depletion	908,891	879,608
Property and equipment, net	$433,504	$421,149

Depreciation and depletion expense from continuing operations primarily included in cost of revenue in our consolidated statements of operations was $67.1 million, $62.7 million and $63.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.

In December 2021, we completed a sale-leaseback transaction associated with a property in California. The sale of this property resulted in a reduction in net property and equipment of $3.1 million and a $1.4 million addition to both right of use assets and lease liabilities on the consolidated balance sheets, as well as a $19.8 million gain on sales of property and equipment on the consolidated statements of operations.

As discussed in Note 1, we have asset retirement obligations, which are liabilities associated with our legally required obligations to reclaim owned and leased quarry property and related facilities. As of  December 31, 2021 and 2020, $1.7 million and $6.0 million, respectively, of our asset retirement obligations were included in accrued expenses and other current liabilities and $23.3 million and $17.9 million, respectively, were included in other long-term liabilities in the consolidated balance sheets. Of the amount included in other long-term liabilities as of  December 31, 2021, $8.2 million is expected to be settled by 2027 and the remaining is expected to be settled thereafter.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following is a reconciliation of these asset retirement obligations (in thousands):

Years Ended December 31,	2021	2020
Beginning balance	$23,853	$21,750
Revisions to estimates	1,596	2,484
Liabilities settled	(1,708)	(1,521)
Accretion	1,209	1,140
Ending balance	$24,950	$23,853

12. Intangible Assets

Indefinite-lived Intangible Assets

Indefinite-lived intangible assets primarily consist of goodwill. The following table presents the goodwill balance by reportable segment (in thousands):

December 31,	2021	2020
Construction	$51,769	$51,769
Materials	1,946	1,946
Total goodwill	$53,715	$53,715

Amortized Intangible Assets

As of December 31, 2021 and 2020, amortized intangible assets included in other noncurrent assets in the consolidated balance sheets consisted of $9.5 million and $10.6 million, respectively, net of accumulated amortization of $14.5 million and $13.5 million, respectively, related to permits for our continuing operations.

The net amortization expense for continuing operations related to amortized intangible assets for each of the years ended December 31, 2021, 2020 and 2019 was $1.0 million and was primarily included in cost of revenue in the consolidated statements of operations. Amortization expense based on the amortized intangible assets balance at December 31, 2021 is expected to be $1.0 million in each year from 2022 to 2026 and $4.5 million thereafter.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

13. Accrued Expenses and Other Current Liabilities (in thousands):

December 31,	2021	2020
Accrued insurance	$76,999	$65,404
Deficits in unconsolidated construction joint ventures (see Note 9)	28,636	82,463
Payroll and related employee benefits	87,460	100,035
Performance guarantees (see Note 1)	82,112	82,280
Accrued legal settlement (see Note 20)	129,000	—
Other	48,622	51,565
Total	$452,829	$381,747

Other includes short-term lease liability, dividends payable, warranty reserves, asset retirement obligations, remediation reserves and other miscellaneous accruals, none of which are greater than 5% of total current liabilities.

14. Long-Term Debt (in thousands):

December 31,	2021	2020
2.75% Convertible Notes	$207,354	$200,303
Credit Agreement - term loan	123,750	131,250
Debt issuance costs and other	8,814	7,247
Total debt	339,918	338,800
Less current maturities	8,727	8,278
Total long-term debt	$331,191	$330,522

The aggregate minimum principal maturities of long-term debt related to balances at December 31, 2021 excluding debt issuance costs, including current maturities and the $22.6 million unamortized debt discount related to the 2.75% Convertible Notes are as follows: $8.9 million in 2022; $117.7 million in 2023; $231.5 million in 2024; $1.1 million in 2025 and $6.8 million in 2026.

Credit Agreement

Granite entered into the Third Amended and Restated Credit Agreement dated May 31, 2018 which provides for, among other things, (i) a $150.0 million term loan and a $350.0 million revolving credit facility; (ii) an increase to the revolving credit facility and/or term loan at the option of the Company, in an aggregate maximum amount up to $200.0 million subject to the lenders providing the additional commitments; (iii) a maturity date of May 31, 2023 (the “Maturity Date”); and (iv) the elimination of the stipulation to have a $150.0 million minimum cash balance before and after a dividend payment. There is an aggregate sublimit for letters of credit of $100.0 million and customary affirmative, restrictive and financial covenants.

In 2019, we entered into two amendments which, among other things, (i) amended the definition of Consolidated EBITDA which is used in the Consolidated Leverage Ratio financial covenant calculation; and (ii) permitted the Company to issue the 2.75% Convertible Notes (as defined below), enter into the Hedge Option (as defined below) and execute the related warrant transaction.

In 2020, we entered into three amendments which (i) reduced the revolving credit facility from $350.0 million to $275.0 million; (ii) amended the definition of Applicable Rate from 2.00% to 3.00% for loans bearing interest based on LIBOR; (iii) amended the definition of Consolidated EBITDA which is used in the Consolidated Leverage Ratio financial covenant calculation; (iv) modified certain financial covenants to allow for investments in certain large projects during the four fiscal quarters during 2020; (v) provided the Company additional time to deliver its annual and quarterly financial statements; and (vi) provided for a reversion in the applicable rate from 3.00% to the applicable rate table in the Credit Agreement upon filing of our Quarterly Report on Form 10-Q for the quarter ending March 31, 2021.

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

We refer to the Third Amended and Restated Credit Agreement dated  May 31, 2018 and all subsequent amendments listed above as “Credit Agreement.”

The Credit Agreement consists of a term loan and a revolving credit facility.

The term loan requires that Granite repay 1.25% of the principal balance each quarter until the Maturity Date, at which point the remaining balance is due. As of both  December 31, 2021 and 2020, $7.5 million of the term loan balance was included in current maturities of long-term debt on the consolidated balance sheets and the remaining $116.3 million and $123.8 million, respectively, was included in long-term debt.

As of December 31, 2021, the total unused availability under the Credit Agreement was $232.0 million resulting from $43.0 million in issued and outstanding letters of credit and no amount drawn under the revolving credit facility. The letters of credit will expire between March 2022 and December 2025. During the year ended  December 31, 2020, $50.0 million in draws were made under the revolving credit facility and none were outstanding as of December 31, 2020.

Borrowings under the Credit Agreement bear interest at LIBOR, subject to a 0.75% floor or a base rate (at our option), plus an applicable margin based on the Consolidated Leverage Ratio (as defined in the Credit Agreement) calculated quarterly. LIBOR varies based on the applicable loan term, market conditions and other external factors. The applicable margin was 1.75% for loans bearing interest based on LIBOR and 0.75% for loans bearing interest at the base rate at December 31, 2021. Accordingly, the effective interest rate at  December 31, 2021 using three-month LIBOR and the base rate was 2.50% and 4.00%, respectively, and we elected to use LIBOR for the term loan. Using three-month LIBOR plus the applicable margin, future interest payments are expected to be $5.9 million in 2022 and $2.4 million 2023.

Convertible Notes

2.75% Convertible Notes

In November 2019, we issued an aggregate principal amount of $230.0 million of convertible senior notes (the “2.75% Convertible Notes”) at an interest rate of 2.75% per annum payable semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2020 and maturing on November 1, 2024, unless earlier converted, redeemed or repurchased. The 2.75% Convertible Notes will be convertible at the option of the holders prior to May 1, 2024 only during certain periods and upon the occurrence of certain events. Thereafter, the 2.75% Convertible Notes will be convertible at the option of the holders at any time until October 30, 2024. Future interest payments are expected to be $6.3 million each year through 2024.

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

The cash received from the issuance of the 2.75% Convertible Notes was separated into a $192.6 million liability component and a $37.4 million (less $9.5 million of taxes) equity component on the consolidated balance sheets at the time of issuance based on the fair value of a similar liability that does not have an associated convertible feature. The $37.4 million difference between the principal amount and the $192.6 million (“debt discount”) will increase the debt balance over the expected life of the 2.75% Convertible Notes. The $6.4 million in third party offering costs (“debt issuance costs”) reduced the debt balance at original issuance and will increase the debt balance over the expected life of the 2.75% Convertible Notes. As of December 31, 2021 and 2020, the carrying amount of the liability component was $207.4 million and $200.3 million, respectively, excluding $3.2 million and $4.3 million, respectively, of debt issuance costs, including $14.8 million and $7.7 million, respectively, of amortized debt discount. As of December 31, 2021 and 2020, the remaining unamortized debt discount was $22.6 million and $29.7 million, respectively. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

The debt discount has been recorded to interest expense using an effective interest rate of 6.62% over the expected life of the 2.75% Convertible Notes. The debt issuance costs have been recorded to interest expense over the expected life of the 2.75% Convertible Notes. During the years ended December 31, 2021 and 2020, we recorded $7.1 million and $6.6 million, respectively, of amortization related to the debt discount to interest expense in our consolidated statements of operations and $2.4 million and $2.1 million, respectively, of amortization related to debt issuance costs and fees to other (income) expense, net in our consolidated statements of operations. Combined, the amortization of the debt discount and debt issuance costs were presented as amortization related to the 2.75% Convertible Notes on our consolidated statements of cash flows.

On October 29, 2019, in connection with the offering of our 2.75% Convertible Notes, we entered into a purchased equity derivative instrument for $37.4 million (less $9.5 million of taxes) to offset the potential common share dilution of any shares above $31.47 (“Hedge Option”) and sold warrants for $11.2 million to reduce the cost of the Hedge Option with potential common share dilution above $53.44. The net costs incurred in connection with the Hedge Option and warrants were recorded as an increase to additional paid-in capital on our consolidated balance sheets.

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

The most significant financial covenants under the terms of our Credit Agreement require the maintenance of a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio. As of December 31, 2021, the Consolidated Leverage Ratio was 2.39, which did not exceed the maximum of 3.00. Our Consolidated Interest Coverage Ratio was 6.69, which exceeded the minimum of 4.00. As of December 31, 2021, we were in compliance with all covenants contained in the Credit Agreement. We are not aware of any non-compliance by any of our unconsolidated real estate entities with the covenants contained in their debt agreements.

15. Leases

Our continuing operations have leases for office and shop space, as well as for equipment primarily utilized in our construction projects. As of  December 31, 2021, our lease contracts were primarily classified as operating leases and had terms ranging from month-to-month to 20 years. As of  December 31, 2021 and 2020, ROU assets and long term lease liabilities were separately presented and short term lease liabilities of $18.8 million and $16.3 million, respectively, were included in accrued expenses and other current liabilities on our consolidated balance sheets. As of  December 31, 2021, we had no lease contracts that had not yet commenced but created significant rights and obligations. Lease expense was $18.6 million, $17.9 million and $15.0 million for the years ended  December 31, 2021, 2020 and 2019, respectively.

As of  December 31, 2021 and 2020 our weighted-average remaining lease term was 3.72 years and 4.45 years, respectively, and the weighted-average discount rate was 3.58% and 3.88%, respectively.

As of  December 31, 2021, the lease liability is equal to the present value of the remaining lease payments, discounted using the incremental borrowing rate on our secured debt, using one maturity discount rate that is updated quarterly, as it is not materially different than the discount rates applied to each of the leases in the portfolio.

The following table summarizes the maturities of our undiscounted lease liabilities outstanding as of  December 31, 2021 (in thousands):

2022	$20,556
2023	15,395
2024	8,049
2025	2,949
2026	1,982
2027 through 2035	7,874
Total future minimum lease payments	$56,805
Less imputed interest	(4,849)
Total	$51,956

Royalties

Excluded from the table above are minimum royalty requirements under all contracts, primarily quarry property, in effect at December 31, 2021 which are payable as follows: $2.0 million in 2022; $1.5 million in 2023; $1.4 million in 2024; $0.7 million in 2025; $0.7 million in 2026; and $2.3 million thereafter.

16. Employee Benefit Plans

Profit Sharing and 401(k) Plan: The Profit Sharing and 401(k) Plan (the “401(k) Plan”) is a defined contribution plan covering all employees except employees covered by collective bargaining agreements and certain employees of our CCJVs. Each employee’s combined pre-tax 401(k) and post-tax (Roth) contributions cannot exceed 50% of their eligible pay or Internal Revenue Code annual contribution limits. Our 401(k) matching contributions can be up to 6% of an employee’s gross pay at the discretion of the Board of Directors. Our 401(k) matching contributions to the 401(k) Plan related to our continuing operations for the years ended December 31, 2021, 2020 and 2019 were $14.2 million, $13.3 million and $12.8 million, respectively. Profit sharing contributions from the Company may be made to the 401(k) Plan in an amount determined by the Board of Directors. We made no profit sharing contributions during the years ended December 31, 2021, 2020 and 2019.

Non-Qualified Deferred Compensation Plan: We offer a Non-Qualified Deferred Compensation Plan (“NQDC Plan”) to a select group of our highly compensated employees and non-employee directors. The NQDC Plan provides participants the opportunity to defer payment of certain compensation as defined in the NQDC Plan. In October 2008, a Rabbi Trust was established to fund our NQDC Plan obligation and was fully funded as of December 31, 2021. The assets held by the Rabbi Trust at December 31, 2021 and 2020 are substantially in the form of Company-owned life insurance and are included in other noncurrent assets in the consolidated balance sheets. As of December 31, 2021, there were 57 active participants in the NQDC Plan. NQDC Plan obligations were $32.7 million and $30.0 million as of  December 31, 2021 and 2020, respectively, and were primarily included in other long-term liabilities on the consolidated balance sheets. In addition, we had supplemental retirement benefits of $4.9 million and $5.3 million in other long-term liabilities on the consolidated balance sheets as of December 31, 2021 and 2020, respectively.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Multi-employer Pension Plans: As of  December 31, 2021, three of our wholly-owned subsidiaries within our continuing operations, Granite Construction Company, Granite Construction Northeast, Inc. and Granite Industrial, Inc. contribute to various multi-employer pension plans on behalf of union employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

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

The following table presents our participation in these plans (dollars in thousands):

		Pension Protection Act (“PPA”) Certified Zone Status (1)			Contributions
Pension Trust Fund	Pension Plan Employer Identification Number	2020	2019	FIP / RP Status Pending / Implemented (2)	2021	2020	2019	Surcharge Imposed	Expiration Date of Collective Bargaining Agreement (3)
Operating Engineers Pension Trust Fund	95-6032478	Yellow	Yellow	Yes	$5,266	$5,239	$4,508	No	6/30/2022
Locals 302 and 612 IUOE-Employers Construction Industry Retirement Plan	91-6028571	Green	Green	No	336	263	5,479	No	5/31/2022 3/31/2023 5/31/2024
Pension Trust Fund for Operating Engineers Pension Plan	94-6090764	Yellow	Yellow	Yes	10,095	10,001	10,569	No	6/30/2022 3/31/2023 6/30/2023 9/30/2023 2/28/2024 6/30/2024 10/31/2024 3/31/2025
All other funds (54 as of December 31, 2021)					23,400	22,264	23,660
			Total contributions:		$39,097	$37,767	$44,216

(1) The most recent PPA zone status available in 2021 and 2020 is for the plan’s year-end during 2020 and 2019, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the orange zone are less than 80 percent funded and have an Accumulated Funding Deficiency in the current year or projected into the next six years, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.

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

17. Shareholders’ Equity

Stock-based Compensation: On June 2, 2021, the Company’s stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”), which replaced the Amended and Restated 2012 Equity Incentive Plan (the “2012 Plan”) and no further awards may be granted under the 2012 Plan. The 2021 Plan provides for the issuance of restricted stock, RSUs and stock options to eligible employees and to members of our Board of Directors. A total of 2,915,665 shares of our common stock have been reserved for issuance under the 2021 Plan of which 2,321,541 remained available as of December 31, 2021. During the years ended December 31, 2021, 2020 and 2019, we did not grant any stock options or restricted stock awards and as of  December 31, 2021, there were no stock options or restricted stock awards outstanding.

Restricted Stock Units: RSUs are issued for compensatory purposes. RSU stock compensation cost is measured at our common stock’s fair value based on the market price at the date of grant. We recognize stock compensation cost only for RSUs that we estimate will ultimately vest. We estimate the number of shares that will ultimately vest at each grant date based on our historical experience and adjust stock compensation cost based on changes in those estimates over time.

RSU stock compensation cost is recognized ratably over the shorter of the vesting period (generally ranging from immediate vesting to three years) or the period from grant date to the first maturity date after the holder reaches age 62 and has completed certain specified years of service, when all RSUs become fully vested. Vesting of RSUs is not subject to any market or performance conditions and vesting provisions are at the discretion of the Compensation Committee. A recipient of RSUs  may not sell or otherwise transfer unvested RSUs and, in the event a recipient’s employment or board service is terminated prior to the end of the vesting period, any unvested RSUs are surrendered to us, subject to limited exceptions.

A summary of the changes in our RSUs during the years ended  December 31, 2021, 2020 and 2019 is as follows (shares in thousands):

Years Ended December 31,	2021		2020		2019
	RSUs	Weighted-Average Grant-Date Fair Value per RSU	RSUs	Weighted-Average Grant-Date Fair Value per RSU	RSUs	Weighted-Average Grant-Date Fair Value per RSU
Outstanding, beginning balance	601	$24.96	387	$43.99	443	$47.65
Granted	254	40.34	462	12.89	241	43.12
Vested	(235)	28.77	(190)	34.36	(263)	48.63
Forfeited	(67)	22.50	(58)	24.76	(34)	50.65
Outstanding, ending balance	553	$30.09	601	$24.96	387	$43.99

Compensation cost related to continuing operations RSUs was $6.1 million ($4.5 million net of statutory tax rate), $5.9 million ($4.4 million net of statutory tax rate), and $9.4 million ($7.0 million net of statutory tax rate) for the years ended  December 31, 2021, 2020 and 2019, respectively. The grant date fair value of RSUs vested during the years ended  December 31, 2021, 2020 and 2019 was $6.8 million, $6.5 million and $12.7 million, respectively. As of December 31, 2021, there was $6.6 million of unrecognized compensation cost related to continuing operations RSUs which will be recognized over a remaining weighted-average period of 1.4 years.

401(k) Plan: As of December 31, 2021, the 401(k) Plan owned 1,059,941 shares of our common stock. Dividends on shares held by the 401(k) Plan are charged to retained earnings and all shares held by the 401(k) Plan are treated as outstanding in computing our earnings per share.

Share Purchase Program: As announced on April 29, 2016, on April 7, 2016, the Board of Directors authorized us to repurchase up to $200.0 million of our common stock at management’s discretion (the “2016 authorization”). As part of the 2016 authorization, we established a plan to facilitate common stock repurchases. We did not purchase shares under the share purchase program in any of the periods presented. As of December 31, 2021, $157.2 million of the 2016 authorization remained available. As announced on February 3, 2022, on February 1, 2022, the Board of Directors authorized us to purchase up to $300.0 million of our common stock at management’s discretion (the “2022 authorization”). The 2022 authorization replaced the 2016 authorization, including the amount available for repurchase, and no further repurchases will take place under the 2016 authorization. The specific timing and amount of any future repurchases will vary based on market conditions, securities law limitations and other factors.

18. Weighted Average Shares Outstanding and Net Income (Loss) Per Share

The following table presents a reconciliation of the weighted average shares of common stock used in calculating basic and diluted net income (loss) per share as well as the calculation of basic and diluted net income (loss) per share (in thousands except per share amounts):

Years Ended December 31,	2021	2020	2019
Numerator (basic and diluted)
Net income (loss) from continuing operations allocated to common shareholders	$(577)	$19,282	$(31,425)
Net income (loss) from discontinued operations	10,673	(164,399)	(28,766)
Net income (loss) allocated to common shareholders	$10,096	$(145,117)	$(60,191)

Denominator
Weighted average common shares outstanding, basic	45,788	45,614	46,559
Dilutive effect of RSUs and convertible notes (1)(2)	—	589	—
Weighted average common shares outstanding, diluted	45,788	46,203	46,559

Basic:
Net income (loss) from continuing operations per share	$(0.01)	$0.42	$(0.67)
Net income (loss) from discontinued operations per share	0.23	(3.60)	(0.62)
Net income (loss) per share	$0.22	$(3.18)	$(1.29)

Diluted:
Net income (loss) from continuing operations per share	$(0.01)	$0.42	$(0.67)
Net income (loss) from discontinued operations per share	0.23	(3.56)	(0.62)
Net income (loss) per share	$0.22	$(3.14)	$(1.29)

(1) Due to the net losses from continuing operations for the years ended December 31, 2021 and 2019, RSUs representing approximately 533,000 and 388,000 shares, respectively, have been excluded from the number of shares used in calculating diluted net income (loss) per share, as their inclusion would be antidilutive.

(2) The number of shares used in calculating diluted net income (loss) per share for the year ended December 31, 2021 excluded the potential dilution from the 2.75% Convertible Notes converting into shares of common stock due to the net loss from continuing operations for the period. The number of shares used in calculating diluted net income per share for the years ended  December 31, 2020 and 2019 excluded potential dilution from the 2.75% Convertible Notes converting into shares of common stock since the average stock price did not exceed $31.47. (See Note 14 for further details).

19. Income Taxes

The following is a summary of the income (loss) from continuing operations before provision for (benefit from) income taxes (in thousands):

Years Ended December 31,	2021	2020	2019
Domestic	$(17,914)	$(292)	$(47,867)
Foreign	8,418	8,437	7,643
Total income (loss) from continuing operations before provision for (benefit from) income taxes	$(9,496)	$8,145	$(40,224)

The following is a summary of the provision for (benefit from) income taxes on continuing operations (in thousands):

Years Ended December 31,	2021	2020	2019
Federal:
Current	$434	$(9,151)	$116
Deferred	(1,637)	15,644	(12,085)
Total federal	(1,203)	6,493	(11,969)
State:
Current	(947)	(1,109)	719
Deferred	(569)	3,938	(2,250)
Total state	(1,516)	2,829	(1,531)
Foreign:
Current	1,322	229	361
Deferred	160	376	851
Total foreign	1,482	605	1,212
Total provision for (benefit from) income taxes on continuing operations	$(1,237)	$9,927	$(12,288)

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following is a reconciliation of our provision for (benefit from) income taxes on continuing operations based on the Federal statutory tax rate to our effective tax rate (dollars in thousands):

Years Ended December 31,	2021		2020		2019
Federal statutory tax	$(1,994)	21.0%	$1,681	21.0%	$(8,366)	21.0%
State taxes, net of federal tax benefit	(1,412)	14.9	3,056	38.2	(1,328)	3.3
Foreign taxes	966	(10.2)	915	11.4	1,395	(3.5)
Percentage depletion deduction	(1,015)	10.7	(1,096)	(13.7)	(932)	2.3
Non-controlling interests	1,613	(17.0)	4,423	55.3	(733)	1.8
Nondeductible expenses	1,300	(13.7)	584	7.3	1,462	(3.7)
Company-owned life insurance	(731)	7.7	(591)	(7.4)	(870)	2.2
Stock-based compensation	(660)	6.9	502	6.3	—	—
Changes in uncertain tax positions	—	—	(1,662)	(20.8)	(923)	2.3
Valuation allowance	—	—	3,550	44.4	—	—
Purchase price accounting	—	—	—	—	(1,308)	3.3
Provision to return adjustments	702	(7.4)	(1,456)	(18.2)	(640)	1.6
Other	(6)	0.1	21	(1.9)	(45)	(0.1)
Total	$(1,237)	13.0%	$9,927	121.9%	$(12,288)	30.5%

Provision for (benefit from) income taxes of $21.0 million, ($10.2) million and ($8.1) million were allocated to discontinued operations for the years ended December 31, 2021, 2020 and 2019, respectively. The effective tax rates for discontinued operations were 66.2%, 5.8% and 21.9% for the years ended December 31, 2021, 2020 and 2019, respectively. The majority of the variance from the statutory tax rate in 2021 is due to the net deferred tax liability on basis differences on held for sale entities recorded in 2021 and the majority of the variance from the statutory tax rate in 2020 is due to the goodwill impairment and the investment in affiliates impairment recorded in 2020.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following is a summary of the deferred tax assets and liabilities (in thousands):

December 31,	2021	2020
Long-term deferred tax assets:
Receivables	$3,173	$3,044
Insurance	14,334	12,654
Deferred compensation	11,133	11,187
Accrued compensation	3,792	9,721
Other accrued liabilities	1,088	1,283
Contract income recognition	11,453	15,638
Lease liabilities	16,351	16,342
Net operating loss carryforwards	59,760	52,181
Valuation allowance	(26,533)	(29,547)
Other	8,440	10,531
Total long-term deferred tax assets	102,991	103,034
Long-term deferred tax liabilities:
Property and equipment	64,915	46,153
Right of use assets	15,791	15,792
Total long-term deferred tax liabilities	80,706	61,945
Net long-term deferred tax assets	$22,285	$41,089

The following is a summary of the net operating loss carryforwards at December 31, 2021 (in thousands):

	Expiration	Gross Carryforward	Tax Effected Carryforward
Federal net operating loss carryforwards	2032-2035	$65,395	$13,733
Federal net operating loss carryforwards	N/A	110,139	23,129
State net operating loss carryforwards	2022-2041	230,164	11,708
Foreign tax loss carryforwards	2022-2041	41,992	11,190
Total net operating loss carryforwards at December 31, 2021			$59,760

The federal, state and foreign net operating loss carryforwards above included unrecognized tax benefits taken in prior years and the net operating loss carryforward deferred tax asset is presented net of these unrecognized tax benefits in accordance with ASC Topic 740, Income Taxes. The federal and state net operating loss acquired during the Layne acquisition are subject to Internal Revenue Code Section 382 limitations and may be limited in future periods and a portion may expire unused. As we expect to use the federal net operating loss carryforwards prior to expiration we believe that is more likely than not that these deferred tax assets will be realized and no valuation allowance was deemed necessary. We have provided a valuation allowance on the net operating loss deferred tax asset or the net deferred tax assets for certain foreign, state and local jurisdictions because we do not believe it is more likely than not that they will be realized.

The following is a summary of the change in valuation allowance (in thousands):

December 31,	2021	2020
Beginning balance	$29,547	$25,271
Additions (deductions), net	(3,014)	4,276
Ending balance	$26,533	$29,547

The deduction to the valuation allowance is mainly due to the revaluation of our net deferred tax assets related to various state and local jurisdictions which is partially offset by additions to the valuation allowance that are insignificant for the year ended December 31, 2021.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUE

D

Uncertain tax positions: We file income tax returns in the U.S. and various state and local jurisdictions. We are currently under examination by various state taxing authorities for various tax years. We do not anticipate that any of these audits will result in a material change in our financial position. We are no longer subject to U.S. federal examinations by tax authorities for years before 2013. With few exceptions, as of December 31, 2021, we are no longer subject to state examinations by taxing authorities for years before 2012.

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

We had approximately $22.7 million of total gross unrecognized tax benefits as of both December 31, 2021 and 2020. There were approximately $5.4 million of unrecognized tax benefits that would affect the effective tax rate in any future period at both December 31, 2021 and 2020. It is reasonably possible that our unrecognized tax benefit could decrease by approximately $1.8 million in 2022, of which $1.6 million would impact our effective tax rate in 2022. The decrease relates to anticipated statute expirations and anticipated resolution of outstanding unrecognized tax benefits.

The following is a tabular reconciliation of unrecognized tax benefits (in thousands) the balance of which is included in other long-term liabilities and accrued expenses and other current liabilities in the consolidated balance sheets:

December 31,	2021	2020	2019
Beginning balance	$22,728	$24,406	$19,348
Gross increases - acquisitions	—	—	5,812
Gross increases – current period tax positions	—	—	—
Gross decreases – current period tax positions	—	—	—
Gross increases – prior period tax positions	—	22	169
Gross decreases – prior period tax positions	—	—	(7)
Settlements with taxing authorities/lapse of statute of limitations	(4)	(1,700)	(916)
Ending balance	$22,724	$22,728	$24,406

We record interest on uncertain tax positions in interest expense and penalties in other income, net in our consolidated statements of operations. During the years ended December 31, 2021, 2020 and 2019, we recognized approximately $0.4 million interest and penalty expense, $0.5 million interest and penalty income and $0.3 million interest and penalty expense, respectively.

Approximately $6.1 million and $5.8 million of accrued interest and penalties related to our uncertain tax position liability was included in other long-term liabilities and accrued expenses and other current liabilities in our consolidated balance sheets at December 31, 2021 and 2020, respectively.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

20. Contingencies - Legal Proceedings

Liabilities relating to legal proceedings and government inquiries, to the extent that we have concluded such liabilities are probable and the amounts of such liabilities are reasonably estimable, are recorded in the consolidated balance sheets. It is possible that future developments in our legal proceedings and inquiries could require us to (i) adjust or reverse existing accruals, or (ii) record new accruals that we did not originally believe to be probable or that could not be reasonably estimated. Such changes could be material to our financial condition, results of operations and/or cash flows in any particular reporting period. In addition, disclosure is required when a material loss is probable but not reasonably estimable, a material loss is reasonably possible but not probable, or when it is reasonably possible that the amount of a loss will exceed the amount recorded.

The total liabilities recorded as of  December 31, 2021 were $129.0 million, $63 million of which was paid through insurance proceeds, which have been fully funded into a settlement escrow account. The balance of the settlement escrow account is included in other current assets in the consolidated balance sheets. As of  December 31, 2020, total liabilities were immaterial. The total range of possible loss related to (i) matters considered reasonably possible, and (ii) reasonably possible amounts in excess of accrued losses recorded for probable loss contingencies, including those related to liquidated damages, could have a material impact on our consolidated financial statements if they become probable and the reasonably estimable amount is determined.

Ordinary Course Legal Proceedings

In the ordinary course of business, we and our affiliates are involved in various legal proceedings alleging, among other things, liability issues or breach of contract or tortious conduct in connection with the performance of services and/or materials provided, the various outcomes of which often cannot be predicted with certainty. For information on our accounting policies regarding affirmative claims and back charges that we are party to in the ordinary course of business, see Note 1. We and our affiliates are also subject to government inquiries in the ordinary course of business seeking information concerning our compliance with government construction contracting requirements and various laws and regulations, the outcomes which often cannot be predicted with certainty.

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

Securities Litigation and Derivative Lawsuits

On  August 13, 2019, a securities class action was filed in the United States District Court for the Northern District of California against the Company, James H. Roberts, our former President and Chief Executive Officer, and Jigisha Desai, our former Senior Vice President and Chief Financial Officer and Executive Vice President and Chief Strategy Officer. An amended complaint was filed on  February 20, 2020 that, among other things, added Laurel Krzeminski, our former Chief Financial Officer, as a defendant. The amended complaint is brought on behalf of an alleged class of persons or entities that acquired our common stock between  April 30, 2018 and  October 24, 2019, and alleges claims arising under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. After the filing of the amended complaint, this case was re-titled Police Retirement System of St. Louis v. Granite Construction Incorporated, et. al. The amended complaint seeks damages based on allegations that the defendants made false and/or misleading statements and failed to disclose material adverse facts in the Company’s SEC filings about its business, operations and prospects. On  May 20, 2020, the court denied, in part, our motion to dismiss the amended complaint. On  January 21, 2021, the court granted plaintiff’s motion for class certification.

On  October 23, 2019, a putative class action lawsuit, titled Nasseri v. Granite Construction Incorporated, et. al., was filed in the Superior Court of California, County of Santa Cruz against the Company, James H. Roberts, our former President and Chief Executive Officer, Laurel Krzeminski, our former Chief Financial Officer, and the then-serving Board of Directors on behalf of persons who acquired shares of Company common stock in the Company’s  June 2018 merger with Layne. The complaint asserts causes of action under the Securities Act of 1933 and alleges that the registration statement and prospectus were negligently prepared and included materially false and misleading statements and failed to disclose facts required to be disclosed and seeks monetary damages based on these allegations. On  August 10, 2020, the court sustained our demurrer dismissing the complaint with leave to amend. On  September 16, 2020, the plaintiff filed an amended complaint. We filed a demurrer seeking to dismiss the amended complaint. On  April 9, 2021, the court entered an order overruling our demurrer seeking to dismiss the amended complaint. On  May 14, 2021, the plaintiff filed a motion for class certification. The hearing on the motion has been continued to  March 25, 2022 in light of the settlement proceedings in Police Retirement System of St. Louis v. Granite Construction Incorporated, et al.

On  April 29, 2021, we entered into a stipulation of settlement (the “Settlement Agreement”) to settle Police Retirement System of St. Louis v. Granite Construction Incorporated, et al. The Settlement Agreement also settles claims alleged in Nasseri v. Granite Construction Incorporated, et al. The settlement is subject to final court approval.

Under the Settlement Agreement, the Company agreed to pay or cause to be paid a total of $129.0 million in cash to a settlement fund that will be used to pay all settlement fees and expenses, attorneys’ fees and expenses, and cash payments to members of the settlement class. The settlement class has agreed to release us, the other defendants named in the lawsuits and certain of their respective related parties from any and all claims, rights, causes of action, liabilities, actions, suits, damages or demands of any kind whatsoever, that relate in any way to the purchase, acquisition, holding, sale or disposition of our common stock during the period between  February 17, 2017 and  October 24, 2019 that arose out of or are based upon or related to the facts alleged or the claims or allegations set forth in Police Retirement System of St. Louis v. Granite Construction Incorporated, et al. or relate in any way to any alleged violation of the Securities Act of 1933, the Securities Exchange Act of 1934, or any other state, federal or foreign jurisdiction’s securities or other laws, any alleged misstatement, omission or disclosure (including in financial statements) or other alleged securities-related wrongdoing or misconduct, including all claims alleged in Nasseri v. Granite Construction Incorporated, et al. The Settlement Agreement contains no admission of liability, wrongdoing or responsibility by any of the parties.

On  April 30, 2021, the class representative in Police Retirement System of St. Louis v. Granite Construction Incorporated, et al. filed a motion for preliminary approval of the settlement. The plaintiff in Nasseri v. Granite Construction Incorporated, et al. was permitted to intervene, although the court denied his application to be appointed as additional lead plaintiff. On  October 6, 2021, the court issued an order granting preliminary approval of the settlement. Pursuant to the terms of the Settlement Agreement, $129 million was paid to the settlement fund after preliminary approval in  October 2021. $66 million was paid by the Company and $63 million was paid through insurance proceeds into an escrow account. The total $129 million is included in the balance sheet as deposits and an accrued liability. Members of the settlement class had the opportunity to object to the settlement at a fairness hearing held by the court to determine whether the settlement should be finally approved and whether the proposed order and final judgment should be entered. The fairness hearing occurred on February 24, 2022 and the court took the motion for final approval of the settlement under submission. If the court approves the settlement, including the payment and release described above, and enters such order and final judgment, and such judgment is no longer subject to further appeal or other review, the settlement fund will be disbursed in accordance with a plan of allocation approved by the court.

As a result of entering into the Settlement Agreement, we recorded a pre-tax charge of approximately $66 million in the quarter ended  March 31, 2021.

On  May 6, 2020, a stockholder derivative lawsuit, titled English v. Roberts, et al., was filed in the United States District Court for the Northern District of California against James H. Roberts, our former President and Chief Executive Officer, Jigisha Desai, our former Senior Vice President and Chief Financial Officer and Executive Vice President and Chief Strategy Officer, Laurel Krzeminski, our former Chief Financial Officer, and our then-current Board of Directors, and the Company, as a nominal defendant, asserting claims for breach of fiduciary duty, unjust enrichment, and violations of the Securities Exchange Act of 1934 that allegedly occurred between  April 30, 2018 and  October 24, 2019. The lawsuit alleges that the individual defendants each knowingly inflated the Company’s revenue, income, and margins in violation of U.S. GAAP, which caused the results during the relevant periods to be materially false and misleading. The complaint seeks monetary damages and corporate governance reforms. The court has ordered that the lawsuit in the derivative action be stayed until further order of the court or until entry of a final judgment in the putative securities class action lawsuit filed in the United States District Court for the Northern District of California.

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

As of  December 31, 2021, other than the Settlement Agreement charge described above, we did not record any liability related to the above matters because we concluded such liabilities were not probable and the amounts of such liabilities were not reasonably estimable.

Other Matters

In connection with our prior disclosure of the Audit/Compliance Committee’s independent investigation of prior-period reporting for the former Heavy Civil operating group and the extent to which those matters affected the effectiveness of the Company’s internal control over financial reporting (the “Investigation”), we voluntarily contacted the San Francisco office of the SEC Division of Enforcement regarding the Investigation. The SEC has issued subpoenas for documents in connection with the accounting issues identified in the Investigation. We have produced documents to the SEC and will continue to cooperate with the SEC in its investigation.

Our wholly-owned subsidiary, Layne, was a subcontractor on the foundation for the Salesforce Tower office building in San Francisco in 2013 and 2014. Certain anomalies were discovered in  March 2014 in the foundation’s structural concrete, which were remediated by the general contractor during 2015. Layne assigned any insurance claims it  may have had under the project’s builder’s risk insurance policy to the general contractor. During 2014, the project owner and the general contractor submitted a claim to the project’s builder’s risk insurers to cover the cost of remedial work and related damages. The claim was denied by the builder’s risk insurers. The project owner and the general contractor subsequently filed a legal proceeding against the insurers seeking coverage under the builder’s risk insurance policy, which proceeding was then transferred by agreement to arbitration. On July 20, 2021, we were informed of an arbitration award denying insurance coverage for claims related to the remedial measures undertaken by the general contractor of the Salesforce Tower and related damages. Although we were not a party to this legal proceeding, we believe, based on court filings and developments in the arbitration, that the project owner and the general contractor asserted a claim for damages against the project’s builder’s risk insurers for an amount in excess of $100 million.

On February 3, 2022, a lawsuit titled Steadfast Insurance Company (“Steadfast”), a subrogee of Clark/Hathaway Dinwiddie, a Joint Venture (“CHDJV”) v. Layne Christensen Company (“Layne”), was filed in the Superior Court of the State of California, County of San Francisco, seeking damages of approximately $70 million for costs incurred by Steadfast on behalf of CHDJV to cure Layne’s allegedly defective work on the foundation of the Salesforce Tower.  On February 4, 2022, CHDJV submitted an arbitration demand with the American Arbitration Association against Granite Construction Incorporated seeking to recover approximately $30 million for costs incurred by CHDJV to cure Layne’s allegedly defective work on the foundation of the Salesforce Tower.  We believe Granite and Layne have multiple defenses and Layne has counterclaims to the claims at issue.  Both companies intend to vigorously defend against the claims, and Layne intends to prosecute its counterclaims, but, we cannot provide assurance that Granite and Layne will be successful in these efforts. We do not believe it is probable this matter will result in a material loss, however if we are unsuccessful we believe the range of reasonably possible loss upon final resolution of this matter could be up to approximately $100 million.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

21. Reportable Segment Information

As discussed in Note 1, our reportable segments for continuing operations are: Construction and Materials.

The Construction segment focuses on construction and rehabilitation of roads, pavement preservation, bridges, rail lines, airports, marine ports, dams, reservoirs, aqueducts, infrastructure and site development for use by the general public and water-related construction for municipal agencies, commercial water suppliers, industrial facilities and energy companies. It also provides construction of various complex projects including infrastructure / site development, mining, public safety, tunnel, solar and other  power-related projects. The Materials segment focuses on production of aggregates and asphalt production for internal use and for sale to third parties.

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (see Note 1). We evaluate segment performance based on gross profit, and do not include selling, general and administrative expenses or non-operating income or expense. Segment assets include property and equipment, intangibles, goodwill, inventory and equity in construction joint ventures.

Summarized segment information for our continuing operations is as follows (in thousands):

Years Ended December 31,	Construction	Materials	Total
2021
Total revenue from reportable segments	$2,602,306	$552,548	$3,154,854
Elimination of intersegment revenue	—	(144,801)	(144,801)
Revenue from external customers	$2,602,306	$407,747	$3,010,053
Gross profit	$248,350	$57,206	$305,556
Depreciation, depletion and amortization	$32,691	$24,905	$57,596
Segment assets	$358,561	$333,089	$691,650
2020
Total revenue from reportable segments	$2,764,094	$513,546	$3,277,640
Elimination of intersegment revenue	—	(148,761)	(148,761)
Revenue from external customers	$2,764,094	$364,785	$3,128,879
Gross profit	$241,444	$63,209	$304,653
Depreciation, depletion and amortization	$33,155	$21,198	$54,353
Segment assets	$371,479	$316,164	$687,643
2019
Total revenue from reportable segments	$2,575,791	$490,098	$3,065,889
Elimination of intersegment revenue	—	(151,012)	(151,012)
Revenue from external customers	$2,575,791	$339,086	$2,914,877
Gross profit	$146,472	$43,313	$189,785
Depreciation, depletion and amortization	$32,857	$22,292	$55,149

A reconciliation of segment gross profit from continuing operations to consolidated income (loss) from continuing operations before provision for (benefit from) income taxes is as follows (in thousands):

Years Ended December 31,	2021	2020	2019
Total gross profit from continuing operations	$305,556	$304,653	$189,785
Selling, general and administrative expenses	243,083	252,879	238,147
Other costs (see Note 1)	95,155	36,964	6,735
Gain on sales of property and equipment (see Note 11)	(33,781)	(4,925)	(13,373)
Total other expense (income), net	10,595	11,590	(1,500)
Income (loss) from continuing operations before provision for (benefit from) income taxes	$(9,496)	$8,145	$(40,224)

A reconciliation of segment assets to consolidated total assets is as follows (in thousands):

December 31,	2021	2020
Total assets for reportable segments	$691,650	$687,643
Assets not allocated to segments:
Cash and cash equivalents	395,647	425,292
Receivables, net	464,588	437,558
Other current assets, excluding segment assets	323,051	170,006
Current assets held-for-sale	392,641	171,263
Property and equipment, net, excluding segment assets	56,658	48,941
Long-term marketable securities	15,600	5,200
Investments in affiliates	23,368	27,637
Right of use assets	49,312	52,987
Deferred income taxes, net	24,141	43,111
Other noncurrent assets, excluding segment assets	58,271	58,254
Noncurrent assets held for sale	—	252,104
Consolidated total assets	$2,494,927	$2,379,996

The following table sets forth selected unaudited quarterly financial information for the years ended December 31, 2021 and 2020. The following unaudited quarterly financial information has been adjusted retrospectively to give effect to the discontinued operations and assets held-for-sale reclassification. See Note 2 for more information regarding discontinued operations and assets held-for-sale. This information has been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, contains all adjustments necessary for a fair statement thereof. Net income (loss) per share calculations are based on the weighted average common shares outstanding for each period presented. Accordingly, the sum of the quarterly net income (loss) per share amounts may not equal the per share amount reported for the year.

QUARTERLY FINANCIAL DATA
(unaudited - dollars in thousands, except per share data)
2021 Quarters Ended	December 31,	September 30,	June 30,	March 31,
Revenue	$683,196	$925,854	$834,671	$566,332
Gross profit	$51,652	$101,960	$98,232	$53,712
As a percent of revenue	7.6%	11.0%	11.8%	9.5%
Net income (loss) from continuing operations	$(406)	$28,403	$26,145	$(62,401)
Net income (loss) from discontinued operations	$(20,027)	$4,020	$29,602	$(2,922)
Net income (loss)	$(20,433)	$32,423	$55,747	$(65,323)
Net income (loss) attributable to Granite from continuing operations	$6,814	$31,023	$24,859	$(63,273)
Net income (loss) attributable to Granite	$(13,213)	$35,043	$54,461	$(66,195)

Per share data:
Basic
Continuing operations	$0.15	$0.68	$0.54	$(1.38)
Discontinued operations	(0.44)	0.08	0.65	(0.07)
Net income (loss) per share	$(0.29)	$0.76	$1.19	$(1.45)
Diluted
Continuing operations	$0.14	$0.65	$0.52	$(1.38)
Discontinued operations	(0.42)	0.08	0.62	(0.07)
Net income (loss) per share	$(0.28)	$0.73	$1.14	$(1.45)

2020 Quarters Ended	December 31,	September 30,	June 30,	March 31,
Revenue	$830,390	$955,761	$811,866	$530,862
Gross profit	$93,319	$113,015	$81,048	$17,271
As a percent of revenue	11.2%	11.8%	10.0%	3.3%
Net income (loss) from continuing operations	$2,513	$32,665	$3,645	$(40,605)
Net income (loss) from discontinued operations	$3,174	$(131,022)	$(4,618)	$(31,933)
Net income (loss)	$5,687	$(98,357)	$(973)	$(72,538)
Net income (loss) attributable to Granite from continuing operations	$4,836	$39,860	$8,023	$(33,437)
Net income (loss) attributable to Granite	$8,010	$(91,162)	$3,405	$(65,370)

Per share data:
Basic
Continuing operations	$0.11	$0.87	$0.18	$(0.73)
Discontinued operations	0.07	(2.87)	(0.11)	(0.71)
Net income (loss) per share	$0.18	$(2.00)	$0.07	$(1.44)
Diluted
Continuing operations	$0.10	$0.86	$0.17	$(0.73)
Discontinued operations	0.07	(2.83)	(0.10)	(0.71)
Net income (loss) per share	$0.17	$(1.97)	$0.07	$(1.44)