Form 10-Q
period 2022-03-31
GRANITE CONSTRUCTION INC
filed 2022-04-28
CIK 861459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 22, 2022.

Class	Outstanding
Common stock, $0.01 par value	45,364,428

Index

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
Condensed Consolidated Balance Sheets as of March 31, 2022, December 31, 2021 and March 31, 2021
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2022 and 2021
Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2022 and 2021
Condensed Consolidated Statements of Shareholders’ Equity for the Three Months Ended March 31, 2022 and 2021
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2022 and 2021
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
SIGNATURES
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32
EXHIBIT 95
EXHIBIT 101.INS
EXHIBIT 101.SCH
EXHIBIT 101.CAL
EXHIBIT 101.DEF
EXHIBIT 101.LAB
EXHIBIT 101.PRE
EXHIBIT 104

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited - in thousands, except share and per share data)

	March 31, 2022	December 31, 2021	March 31, 2021
ASSETS
Current assets
Cash and cash equivalents ($100,080, $92,783 and $110,486 related to consolidated construction joint ventures (“CCJVs”))	$360,911	$395,647	$440,833
Short-term marketable securities	14,953	—	—
Receivables, net ($48,795, $49,534 and $32,539 related to CCJVs)	380,502	464,588	393,283
Contract assets ($63,952, $50,054 and $37,683 related to CCJVs)	180,023	145,437	144,780
Inventories	74,356	61,965	65,977
Equity in construction joint ventures	191,183	189,911	186,536
Other current assets ($6,841, $8,091 and $12,298 related to CCJVs)	179,024	177,210	59,938
Current assets held-for-sale	211,774	392,641	159,394
Total current assets	1,592,726	1,827,399	1,450,741
Property and equipment, net ($13,458, $14,920 and $22,457 related to CCJVs)	450,250	433,504	426,953
Long-term marketable securities	21,775	15,600	11,300
Investments in affiliates	22,987	23,368	27,760
Goodwill	53,715	53,715	53,715
Right of use assets	48,920	49,312	48,688
Deferred income taxes, net	25,880	24,141	40,306
Other noncurrent assets	65,888	67,888	69,291
Noncurrent assets held-for-sale	—	—	244,930
Total assets	$2,282,141	$2,494,927	$2,373,684

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$8,735	$8,727	$8,700
Accounts payable ($57,955, $55,012 and $52,217 related to CCJVs)	285,390	324,313	269,497
Contract liabilities ($55,085, $69,328 and $70,968 related to CCJVs)	165,358	200,041	153,633
Accrued expenses and other current liabilities ($7,535, $5,514 and $4,640 related to CCJVs)	439,525	452,829	499,827
Current liabilities held-for-sale	40,246	83,408	68,478
Total current liabilities	939,254	1,069,318	1,000,135
Long-term debt	290,549	331,191	331,647
Long-term lease liabilities	32,682	32,928	35,540
Other long-term liabilities	62,493	65,927	64,442
Long-term liabilities held-for-sale	—	—	10,725
Commitments and contingencies (see Note 18)
Equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	—	—	—
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding: 45,364,137 shares as of March 31, 2022, 45,840,260 shares as of December 31, 2021 and 45,791,712 shares as of March 31, 2021	454	458	458
Additional paid-in capital	515,262	559,752	554,186
Accumulated other comprehensive income (loss)	1,573	(3,359)	(3,714)
Retained earnings	402,550	410,831	352,610
Total Granite Construction Incorporated shareholders’ equity	919,839	967,682	903,540
Non-controlling interests	37,324	27,881	27,655
Total equity	957,163	995,563	931,195
Total liabilities and equity	$2,282,141	$2,494,927	$2,373,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited - in thousands, except per share data)

Three Months Ended March 31,	2022	2021
Revenue
Construction	$474,935	$506,971
Materials	72,651	59,361
Total revenue	547,586	566,332
Cost of revenue
Construction	426,743	454,202
Materials	71,068	58,418
Total cost of revenue	497,811	512,620
Gross profit	49,775	53,712
Selling, general and administrative expenses	58,501	61,161
Other costs (see Note 7)	8,214	74,309
Gain on sales of property and equipment, net	(332)	(2,245)
Operating loss	(16,608)	(79,513)
Other (income) expense
Interest income	(623)	(233)
Interest expense	3,575	5,372
Equity in (income) loss of affiliates, net	306	(268)
Other (income) expense, net	1,382	(226)
Total other expense, net	4,640	4,645
Loss from continuing operations before benefit from income taxes	(21,248)	(84,158)
Benefit from income taxes on continuing operations	(5,331)	(21,757)
Net loss from continuing operations	(15,917)	(62,401)
Net income (loss) from discontinued operations	6,096	(2,922)
Net loss	(9,821)	(65,323)
Amount attributable to non-controlling interests from continuing operations	(3,118)	(872)
Net loss attributable to Granite Construction Incorporated from continuing operations	(19,035)	(63,273)
Net income (loss) attributable to Granite Construction Incorporated from discontinued operations	6,096	(2,922)
Net loss attributable to Granite Construction Incorporated	$(12,939)	$(66,195)

Net income (loss) per share attributable to common shareholders (see Note 16):
Basic continuing operations per share	$(0.42)	$(1.38)
Basic discontinued operations per share	0.13	(0.07)
Basic loss per share	$(0.29)	$(1.45)

Diluted continuing operations per share	$(0.42)	$(1.38)
Diluted discontinued operations per share	0.13	(0.07)
Diluted loss per share	$(0.29)	$(1.45)

Weighted average shares outstanding:
Basic	45,730	45,697
Diluted	45,730	45,697

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited - in thousands)

Three Months Ended March 31,	2022	2021
Net loss	$(9,821)	$(65,323)
Other comprehensive income, net of tax:
Net unrealized gain on cash flow hedges	$2,436	$934
Less: reclassification for net gains included in interest expense	1,760	610
Net change	$4,196	$1,544
Foreign currency translation adjustments, net	736	(225)
Other comprehensive income	$4,932	$1,319
Comprehensive loss	$(4,889)	$(64,004)
Non-controlling interests in comprehensive income	(3,118)	(872)
Comprehensive loss attributable to Granite Construction Incorporated	$(8,007)	$(64,876)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited - in thousands, except share data)

	Outstanding Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Granite Shareholders’ Equity	Non-controlling Interests	Total Equity
Balances at December 31, 2021	45,840,260	$458	$559,752	$(3,359)	$410,831	$967,682	$27,881	$995,563
Cumulative effect of newly adopted accounting standard (see Note 2)	—	—	(26,961)	—	$10,543	$(16,418)	—	$(16,418)
Balances at January 1, 2022	45,840,260	458	532,791	(3,359)	421,374	951,264	27,881	979,145
Net income (loss)	—	—	—	—	(12,939)	(12,939)	3,118	(9,821)
Other comprehensive income	—	—	—	4,932	—	4,932	—	4,932
Purchases of common stock (1)	(665,880)	(6)	(20,206)	—	—	(20,212)	—	(20,212)
RSUs vested	190,170	2	(2)	—	—	—	—	—
Dividends on common stock ($0.13 per share)	—	—	69	—	(5,885)	(5,816)	—	(5,816)
Transactions with non-controlling interests	—	—	—	—	—	—	6,325	6,325
Stock-based compensation expense and other	(413)	—	2,610	—	—	2,610	—	2,610
Balances at March 31, 2022	45,364,137	$454	$515,262	$1,573	$402,550	$919,839	$37,324	$957,163

Balances at December 31, 2020	45,668,541	$457	$555,407	$(5,035)	$424,835	$975,664	$15,946	$991,610
Net loss	—	—	—	—	(66,195)	(66,195)	872	(65,323)
Other comprehensive income	—	—	—	1,319	—	1,319	—	1,319
Purchases of common stock (1)	(57,618)	(1)	(2,298)	—	—	(2,299)	—	(2,299)
RSUs vested	181,575	2	(2)	—	—	—	—	—
Dividends on common stock ($0.13 per share)	—	—	—	—	(5,953)	(5,953)	—	(5,953)
Transactions with non-controlling interests	—	—	—	—	—	—	10,837	10,837
Stock-based compensation expense and other	(786)	—	1,079	2	(77)	1,004	—	1,004
Balances at March 31, 2021	45,791,712	$458	$554,186	$(3,714)	$352,610	$903,540	$27,655	$931,195
(1) This amount represents shares purchased in connection with employee tax withholding for RSUs vested under our 2012 and 2021 Equity Incentive Plans and stock repurchased in 2022 under the Board-approved repurchase plan.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - in thousands)

Three Months Ended March 31,	2022	2021
Operating activities
Net loss	$(9,821)	$(65,323)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	16,737	24,581
Amortization related to long-term debt (see Note 15)	652	2,314
Gain on sale of discontinued operations (see Note 3)	(6,234)	—
Gain on sales of property and equipment, net	(598)	(2,554)
Deferred income taxes	2,545	—
Stock-based compensation	2,614	1,065
Equity in net (income) loss from unconsolidated joint ventures	3,627	(418)
Net income from affiliates	(1,289)	(1,808)
Other non-cash adjustments	(299)	(573)
Changes in assets and liabilities:
Deposit/insurance receivable for legal settlement (see Note 18)	—	(63,000)
Receivables	85,957	123,749
Contract assets, net	(72,632)	(33,432)
Inventories	(13,805)	(4,249)
Contributions to unconsolidated construction joint ventures	(12,840)	(22,180)
Distributions from unconsolidated construction joint ventures and affiliates	250	1,684
Other assets, net	1,264	(21,116)
Accounts payable	(44,028)	(49,399)
Accrual for legal settlement (see Note 18)	—	129,000
Accrued expenses and other liabilities, net	(2,280)	19,746
Net cash provided by (used in) operating activities	$(50,180)	$38,087
Investing activities
Purchases of marketable securities	(19,940)	(5,000)
Purchases of property and equipment	(31,269)	(18,777)
Proceeds from sales of property and equipment	2,483	3,004
Proceeds from the sale of discontinued operations (see Note 3)	142,571	—
Issuance of notes receivable	(4,560)	—
Collection of notes receivable	111	4,470
Net cash provided by (used in) investing activities	$89,396	$(16,303)
Financing activities
Debt principal repayments	(63,059)	(2,150)
Cash dividends paid	(5,959)	(5,937)
Repurchases of common stock	(20,212)	(2,299)
Contributions from non-controlling partners	6,325	8,361
Distributions to non-controlling partners	—	(2,902)
Other financing activities, net	1	(65)
Net cash used in financing activities	$(82,904)	$(4,992)
Net increase (decrease) in cash, cash equivalents and restricted cash	(43,688)	16,792
Cash, cash equivalents and $1,512 in restricted cash at beginning of each period	413,655	437,648
Cash, cash equivalents and $1,512 in restricted cash at end of each period	$369,967	$454,440
Less: Cash, cash equivalents and $1,512 in restricted cash included in current assets held-for-sale at end of each period	9,056	13,607
Cash and cash equivalents of continuing operations at end of period	$360,911	$440,833

Supplementary Information
Right of use assets obtained in exchange for lease obligations	$3,502	$603
Cash paid for operating lease liabilities	$5,862	$5,457
Cash paid during the period for:
Interest	$2,090	$2,544
Income taxes	$2	$148
Non-cash investing and financing activities:
RSUs issued, net of forfeitures	$6,606	$(133)
Dividends declared but not paid	$5,897	$5,953
Accrued equipment purchases	$5,511	$2,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (“we,” “us,” “our,” the “Company” or “Granite”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), are unaudited and should be read in conjunction with our Annual Report on Form 10-K for the year ended  December 31, 2021 (“Annual Report”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to state fairly our financial position at  March 31, 2022 and 2021 and the results of our operations and cash flows for the periods presented. The  December 31, 2021 condensed consolidated balance sheet data included herein was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.

We prepared the accompanying condensed consolidated financial statements on the same basis as our annual consolidated financial statements, except for the adoption of Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”) on January 1, 2022, the impact of which is described in Note 2.

Reclassifications: Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

As discussed in more detail in Note 3, we concluded that our former Water and Mineral Services operating group (“WMS”) met the criteria for held for sale during the fourth quarter of 2021 and met the criteria for discontinued operation classification. As a result, WMS is presented in the condensed consolidated statements of operations as discontinued operations for all periods presented. Current and non-current assets and liabilities of these businesses are presented in the condensed consolidated balance sheets as assets and liabilities held for sale.

Our operations are typically affected more by weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability. Therefore, the results of operations for the three months ended  March 31, 2022 are not necessarily indicative of the results to be expected for the full year.

2.  Recently Issued and Adopted Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance to ease the potential burden in accounting for the effects of the transition away from LIBOR and other reference rates. Also, in January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which provided clarification guidance to ASU 2020-04. These ASUs are effective at our option beginning with our quarter ended March 31, 2020 through December 31, 2022, and we expect to adopt these ASUs in the second quarter of 2022. As our Third Amended and Restated Credit Agreement dated May 18, 2021, as subsequently amended (the “Credit Agreement”) currently incorporates the use of the secured overnight financing rate as an alternative to LIBOR, we do not expect the adoption of these ASUs to have a material impact on our condensed consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, which simplifies the accounting for convertible instruments resulting in accounting for convertible debt instruments as a single liability measured at its amortized cost and ASU 2020-06 is applicable to our 2.75% convertible senior notes due 2024 (“2.75% Convertible Notes;” see Note 15 for further discussion on these notes). In addition, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and eliminates the treasury stock method for convertible debt. We adopted ASU 2020-06 effective January 1, 2022, using the modified retrospective transition approach under which financial results reported in prior periods were not adjusted. Upon adoption, we recorded a net cumulative increase to debt of approximately $22.0 million and to deferred tax assets of $5.6 million, offset by a decrease to additional paid-in capital and retained earnings of $16.4 million.

As of March 31, 2022, the 2.75% Convertible Notes comprised our only convertible debt instrument. The 2.75% Convertible Notes were issued in November 2019 in an aggregate principal amount of $230.0 million, with an interest rate of 2.75% and a maturity date of 2024. The 2.75% Convertible Notes are convertible at the option of the holders prior to  May 1, 2024 only during certain periods and upon the occurrence of certain events. After May 1, 2024, the 2.75% Convertible Notes will be convertible at the option of the holders at any time until  October 30, 2024.

The conversion rate applicable to the 2.75% Convertible Notes is 31.7776 shares of Granite common stock per $1,000 principal amount of 2.75% Convertible Notes, which is equivalent to an initial conversion price of approximately $31.47 per share of Granite common stock. Upon conversion, we will pay or deliver shares of Granite common stock or a combination of cash and shares of Granite common stock, at our election. In addition, upon the occurrence of a “make-whole fundamental change” as defined in the indenture governing the 2.75% Convertible Notes, (the “Indenture”) or if we deliver a notice of redemption, we will, in certain circumstances, increase the conversion rate for a holder that elects to convert its 2.75% Convertible Notes in connection with such a make-whole fundamental change or notice of redemption.

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

In connection with the adoption of ASU 2020-06, we implemented the following accounting policy as of January 1, 2022:

Computation of Earnings per Share: Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares include common share equivalents issued under the terms of the 2012 and 2021 Equity Incentive Plans and common share equivalents issuable under our 2.75% Convertible Notes using the if-converted method. Dilutive potential common shares also include common share equivalents issuable under the terms of our warrants assuming the share price of our common stock was in excess of $53.44, the exercise price of warrants.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

3.  Discontinued Operations

During the fourth quarter of 2021, our Board of Directors approved a plan to sell the businesses in WMS within the next twelve months. This includes: our trenchless and pipe rehabilitation services business (“Inliner”); our water supply, treatment, delivery and maintenance business (“Water Resources”); and our mineral exploration drilling business (“Mineral Services”). After consideration of the relevant facts, we concluded the assets and liabilities of our WMS businesses met the criteria for classification as held for sale. We concluded the proposed disposal activities represented a strategic shift that would have a major effect on our operations and financial results and qualified for presentation as discontinued operations in accordance with FASB Accounting Standards Codification (“ASC”) Topic 205-20, Presentation of financial statements - Discontinued operations. Accordingly, the financial results of these businesses are presented in the condensed consolidated statement of operations as discontinued operations for all periods presented. Current and non-current assets and liabilities of these businesses not sold as of the balance sheet date are presented in the condensed consolidated balance sheets as assets and liabilities held for sale for all periods presented.

On March 16, 2022, we completed the sale of Inliner to Inland Pipe Rehabilitation LLC (“IPR”) and 1000097155 Ontario Inc. (“Ontario” and together with IPR, the “Purchasers”), investment affiliates of J.F. Lehman & Company, for a purchase price of $159.7 million, subject to certain adjustments. As a result of the sale, we received cash proceeds of $142.6 million based on preliminary post-closing adjustments and we recognized a gain of $6.2 million. The gain on sale was included in the net income from discontinued operations in the condensed consolidated statements of operations during the three months ended March 31, 2022. The Water Resources and Mineral Services businesses continued to meet the criteria for classification as held-for-sale and the financial results remain in discontinued operations as of March 31, 2022 and are expected to be sold within the next 12 months.

The following table presents summarized balance sheet information of assets and liabilities held-for-sale:

(in thousands)	March 31, 2022	December 31, 2021	March 31, 2021
Cash and cash equivalents	$7,544	$16,496	$12,095
Receivables, net	54,652	102,208	81,877
Contract assets	16,700	41,340	40,440
Inventories	11,954	19,625	20,635
Other current assets	1,270	1,781	4,347
Property and equipment, net	40,490	70,912	101,220
Investments in affiliates	50,453	48,675	47,399
Goodwill	19,982	63,063	63,092
Right of use assets	4,839	12,365	8,362
Other noncurrent assets	3,890	16,176	24,857
Total assets classified as held-for-sale	$211,774	$392,641	$404,324

Accounts payable	$16,682	$37,997	$37,337
Contract liabilities	3,447	7,129	6,516
Other current liabilities	15,808	27,764	24,625
Long-term lease liabilities	2,641	8,352	6,167
Other long-term liabilities	1,668	2,166	4,558
Total liabilities classified as held-for-sale	$40,246	$83,408	$79,203

The following table represents summarized statements of operations information of discontinued operations (in thousands):

Three Months Ended March 31,	2022	2021
Revenue	$102,961	$103,581
Cost of revenue	88,727	93,975
Gross profit	14,234	9,606
Selling, general and administrative expenses	11,618	14,568
Other costs	1,343	1,526
Gain on sale of discontinued operations	(6,234)	—
Gain on sales of property and equipment, net	(266)	(310)
Operating income (loss)	7,773	(6,178)
Other income, net	(1,608)	(2,558)
Income (loss) from discontinued operations before provision for (benefit from) income taxes	9,381	(3,620)
Provision for (benefit from) income taxes	3,285	(698)
Net income (loss) from discontinued operations	$6,096	$(2,922)

As required per ASC Topic 205-20, Presentation of financial statements - Discontinued operation, components included in the condensed consolidated statement of cash flows for the discontinued operations are as follows (in thousands):

Three Months Ended March 31,	2022	2021
Depreciation, depletion and amortization (1)	$—	$10,059
Gain on sale of discontinued operations	$6,234	$—
Purchases of property and equipment	$3,376	$3,307
Proceeds from sale of discontinued operations	$142,571	$—

(1) - In accordance with ASC Topic 360, Property, Plant, and Equipment, we ceased recording  depreciation and amortization for WMS property, plant and equipment, finite-lived tangible assets and right-of-use lease assets as of December 31, 2021.

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

In our review of these changes for the three months ended March 31, 2022 and 2021, we did not identify any material amounts that should have been recorded in a prior period.

There were no increases or decreases from revisions in estimates, which individually had an impact of $5.0 million or more on gross profit for the three months ended March 31, 2022. During the three months ended March 31, 2021, there was one project with a decrease from revisions in estimates that had an impact to gross profit of $5.3 million, to net loss from continuing operations of $4.1 million and to diluted loss per share from continuing operations of $0.09. This decrease was due to additional costs from lower productivity than originally anticipated and weather impacts.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

5.  Disaggregation of Revenue

We disaggregate our revenue based on our reportable segments (see Note 19) and operating groups as these are the formats that are regularly reviewed by management. Our reportable segments are: Construction and Materials. In alphabetical order, our operating groups from continuing operations are: California, Central and Mountain. The following tables present our disaggregated revenue from continuing operations by operating group (in thousands):

Three Months Ended March 31,

2022	Construction	Materials	Total
California	$144,387	$45,687	$190,074
Central	224,093	10,362	234,455
Mountain	106,455	16,602	123,057
Total	$474,935	$72,651	$547,586
2021	Construction	Materials	Total
California	$159,266	$41,956	$201,222
Central	253,293	8,380	261,673
Mountain	94,412	9,025	103,437
Total	$506,971	$59,361	$566,332

6.  Unearned Revenue

The following table presents our unearned revenue from continuing operations as of the respective periods:

(in thousands)	March 31, 2022	December 31, 2021	March 31, 2021
California	$768,013	$771,759	$834,815
Central	1,192,812	1,334,901	1,798,761
Mountain	530,712	488,425	537,976
Total	$2,491,537	$2,595,085	$3,171,552

All unearned revenue is in the Construction segment. Approximately $ 2.0 billion of the  March 31, 2022 unearned revenue is expected to be recognized within the next twelve months and the remaining amount will be recognized thereafter.

7.  Other Costs

Other costs included in the condensed consolidated statements of operations for the quarter ended March 31, 2022 primarily consisted of non-recurring legal fees related to the lawsuits discussed in Note 18. Other costs included in the condensed consolidated statements of operations for the quarter ended March 31, 2021 primarily consisted of $66 million in net settlement charges incurred during 2021 as further described in Note 18 and non-recurring legal and accounting fees related to the Audit/Compliance Committee’s independent investigation of prior-period reporting for the former Heavy Civil operating group, which was completed in early 2021.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

8.  Contract Assets and Liabilities

During the three months ended  March 31, 2022 and 2021, we recognized revenue of $159.9 million and $139.2 million, respectively, that was included in the contract liability balances at  December 31, 2021 and 2020, respectively.

As a result of changes in contract transaction price related to performance obligations that were satisfied or partially satisfied prior to the end of the periods, we recognized revenue of $41.1 million and $61.5 million during the three months ended March 31, 2022 and 2021, respectively. The changes in contract transaction price were from items such as executed or estimated change orders and unresolved contract modifications and claims.

As of  March 31, 2022, December 31, 2021 and March 31, 2021, the aggregate claim recovery estimates included in contract asset balances were $38.6 million, $39.0 million and $38.9 million, respectively.

The components of the contract asset balances as of the respective dates were as follows:

(in thousands)	March 31, 2022	December 31, 2021	March 31, 2021
Costs in excess of billings and estimated earnings	$45,393	$14,158	$39,410
Contract retention	134,630	131,279	105,370
Total contract assets	$180,023	$145,437	$144,780

As of  March 31, 2022, December 31, 2021 and March 31, 2021, contract retention receivable from Brightline Trains Florida LLC represented 14.6%, 17.2% and 13.5%, respectively, of total contract assets. No other contract retention receivable individually exceeded 10% of total contract assets at any of the presented dates. The majority of the contract retention balance is expected to be collected within one year.

The components of the contract liability balances as of the respective dates were as follows:

(in thousands)	March 31, 2022	December 31, 2021	March 31, 2021
Billings in excess of costs and estimated earnings, net of retention	$142,065	$169,542	$126,850
Provisions for losses	23,293	30,499	26,783
Total contract liabilities	$165,358	$200,041	$153,633

9.  Receivables, net

Receivables include billed and unbilled amounts for services provided to clients for which we have an unconditional right to payment as of the end of the applicable period and generally do not bear interest. The following table presents major categories of receivables:

(in thousands)	March 31, 2022	December 31, 2021	March 31, 2021
Contracts completed and in progress:
Billed	$158,762	$236,053	$137,174
Unbilled	111,058	126,371	111,654
Total contracts completed and in progress	269,820	362,424	248,828
Materials sales	45,967	43,746	35,252
Other	65,520	59,496	110,487
Total gross receivables	381,307	465,666	394,567
Less: allowance for credit losses	805	1,078	1,284
Total net receivables	$380,502	$464,588	$393,283

Included in other receivables at  March 31, 2022, December 31, 2021 and March 31, 2021, were items such as estimated recovery from back charge claims, notes receivable, insurance receivable, fuel tax refunds and income tax refunds. Other receivables at March 31, 2022 and December 31, 2021 also included $24.9 million and $20.4 million of working capital contributions in the form of a loan to a partner in one of our unconsolidated joint ventures that bears interest at prime plus 3.00% per annum. Other than the $63.0 million insurance receivable as of March 31, 2021 related to the settlement discussed in Note 18, no other receivable individually exceeded 10% of total net receivables at any of these dates.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

10.  Fair Value Measurement

The following tables summarize significant assets and liabilities measured at fair value in the condensed consolidated balance sheets on a recurring basis for each of the fair value levels (in thousands):

	Fair Value Measurement at Reporting Date Using
March 31, 2022	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$21,237	$—	$—	$21,237
Other current assets
Commodity swap	—	3,047	—	3,047
Total assets	$21,237	$3,047	$—	$24,284
Accrued and other current liabilities
Interest rate swap	$—	$507	$—	$507
Total liabilities	$—	$507	$—	$507

December 31, 2021
Cash equivalents
Money market funds	$65,233	$—	$—	$65,233
Total assets	$65,233	$—	$—	$65,233
Accrued and other current liabilities
Interest rate swap	$—	$3,514	$—	$3,514
Total liabilities	$—	$3,514	$—	$3,514

March 31, 2021
Cash equivalents
Money market funds	$42,488	$—	$—	$42,488
Other current assets
Commodity swap	—	1,106	—	1,106
Total assets	$42,488	$1,106	$—	$43,594
Accrued and other current liabilities
Interest rate swap	$—	$6,535	$—	$6,535
Total liabilities	$—	$6,535	$—	$6,535

Interest Rate Swaps

In connection with entering into the Credit Agreement, we entered into two interest rate swaps with a combined initial notional amount of $150.0 million, an effective date of May 2018 and maturity dates in  May 2023. The interest rate swaps were designated as cash flow hedges through the three months ended March 31, 2021 and de-designated as cash flow hedges during the three months ended June 30, 2021. The impact from the interest rate swap de-designation that was included in interest expense on the condensed consolidated statements of operations was $0.7 million for the three months ended March 31, 2022.

During the three months ended March 31, 2022, we terminated $60.9 million, or 50%, of the notional amount of our floating-to-fixed interest rate swaps in connection with the prepayment of the same amount of our term loan (see Note 15).

Commodity Swaps

As of March 31, 2022, we held commodity swaps for crude oil designated as cash flow hedges with a total outstanding notional amount of $17.9 million maturing by October 31, 2022. The financial statement impact during the three months ended  March 31, 2022 was a realized gain of $0.4 million and an unrealized gain of $3.3 million. As of March 31, 2021, we held commodity swaps for crude oil that were designated as cash flow hedges, maturing in September and October 2021. The total commodity swap gain for these swaps was $1.0 million.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Other Assets and Liabilities

The carrying values and estimated fair values of financial instruments that are not required to be recorded at fair value in the condensed consolidated balance sheets were as follows:

		March 31, 2022		December 31, 2021		March 31, 2021
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Held-to-maturity marketable securities (1)	Level 1	$36,728	$35,909	$15,600	$15,459	$11,300	$11,258
Liabilities (including current maturities):
2.75% Convertible Notes (2),(3)	Level 2	$230,000	$276,288	$207,354	$313,785	$202,018	$324,013
Credit Agreement - term loan (2)	Level 3	$60,938	$62,861	$123,750	$124,598	$129,375	$130,645

(1) All marketable securities as of March 31, 2022, December 31, 2021 and March 31, 2021 were classified as held-to-maturity and consisted of U.S. Government and agency obligations and corporate commercial paper maturing in three months to five years.

(2) The fair value of the 2.75% Convertible Notes is based on the median price of the notes in an active market. The fair value of the Credit Agreement is based on borrowing rates available to us for long-term loans with similar terms, average maturities, and credit risk. See Note 15 for more information about the 2.75% Convertible Notes and the Credit Agreement.

(3) Excluded from the carrying value is debt discount of $22.6 million and $28.0 million as of  December 31, 2021 and March 31, 2021, respectively, related to the 2.75% Convertible Notes (see Notes 2 and 15).

During the three months ended March 31, 2022 and 2021, we did not record any fair value adjustments related to nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

11.  Construction Joint Ventures

We participate in various construction joint ventures. We have determined that certain of these joint ventures are consolidated because they are variable interest entities (“VIEs”) and we are the primary beneficiary. We continually evaluate whether there are changes in the status of the VIEs or changes to the primary beneficiary designation of the VIE. Based on our assessments during the three months ended March 31, 2022, we determined no change was required for existing joint ventures.

Due to the joint and several nature of the performance obligations under the related owner contracts, if any of our partners fail to perform, we and the remaining partners, if any, would be responsible for performance of the outstanding work (i.e., we provide a performance guarantee). At  March 31, 2022, there was approximately $0.5 billion of construction revenue to be recognized on unconsolidated and line item construction joint venture contracts of which $0.2 billion represented our share and the remaining $0.3 billion represented our partners’ share. We are not able to estimate amounts that may be required beyond the remaining cost of the work to be performed. These costs could be offset by billings to the customer or by proceeds from our partners’ corporate and/or other guarantees.

Consolidated Construction Joint Ventures (“CCJVs”)

At  March 31, 2022, we were engaged in nine active CCJV projects with total contract values ranging from $12.0 million to $437.2 million for a combined total of $1.7 billion of which our share was $960.0 million. As of March 31, 2022, our share of revenue remaining to be recognized on these CCJVs was $227.2 million and ranged from $6.5 million to $68.4 million by project. Our proportionate share of the equity in these joint ventures was between 50.0% and 70.0%. During the three months ended March 31, 2022 and 2021, total revenue from CCJVs was $107.6 million and $82.6 million, respectively. During the three months ended March 31, 2022 and 2021, CCJVs provided $(7.6) million and $13.8 million of operating cash flows, respectively.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Unconsolidated Construction Joint Ventures

As of  March 31, 2022, we were engaged in nine active unconsolidated joint venture projects with total contract values ranging from $13.9 million to $3.8 billion for a combined total of $10.7 billion of which our share was $3.0 billion. Our proportionate share of the equity in these unconsolidated construction joint ventures ranged from 20.0% to 50.0%. As of  March 31, 2022, our share of the revenue remaining to be recognized on these unconsolidated construction joint ventures was $135.7 million and ranged from $1.3 million to $36.1 million by project.

The following is summary financial information related to unconsolidated construction joint ventures:

(in thousands)	March 31, 2022	December 31, 2021	March 31, 2021
Assets
Cash, cash equivalents and marketable securities	$157,869	$182,891	$161,574
Other current assets (1)	663,187	661,342	768,127
Noncurrent assets	92,153	103,579	150,273
Less partners’ interest	604,157	633,634	719,634
Granite’s interest (1),(2)	$309,052	$314,178	$360,340
Liabilities
Current liabilities	$263,213	$307,674	$470,667
Less partners’ interest and adjustments (3)	130,443	154,771	241,250
Granite’s interest	$132,770	$152,903	$229,417
Equity in construction joint ventures (4)	$176,282	$161,275	$130,923

(1) Included in this balance and in accrued expenses and other current liabilities on the condensed consolidated balance sheets as of  March 31, 2022,  December 31, 2021 and  March 31, 2021 was $82.1 million, $82.1 million and $82.3 million, respectively, related to performance guarantees.

(2) Included in this balance as of March 31, 2022, December 31, 2021 and March 31, 2021, was $107.5 million, $103.8 million and $95.4 million, respectively, related to Granite’s share of estimated cost recovery of customer affirmative claims. In addition, this balance included $2.9 million, $10.7 million and $12.9 million related to Granite’s share of estimated recovery of back charge claims as of  March 31, 2022,  December 31, 2021 and  March 31, 2021, respectively.

(3) Partners’ interest and adjustments includes amounts to reconcile total net assets as reported by our partners to Granite’s interest adjusted to reflect our accounting policies and estimates primarily related to contract forecast differences.

(4) Included in this balance and in accrued expenses and other current liabilities on our condensed consolidated balance sheets was $14.9 million, $28.6 million and $55.6 million as of  March 31, 2022,  December 31, 2021 and March 31, 2021, respectively, related to deficits in unconsolidated construction joint ventures, which includes provisions for losses.

	Three Months Ended March 31,
(in thousands)	2022	2021
Revenue
Total	$161,139	$232,042
Less partners’ interest and adjustments (1)	111,484	152,320
Granite’s interest	$49,655	$79,722
Cost of revenue
Total	$157,921	$248,070
Less partners’ interest and adjustments (1)	104,652	168,734
Granite’s interest	$53,269	$79,336
Granite’s interest in gross profit (loss)	(3,614)	$386
Net Income (Loss)
Total	$3,167	$(16,003)
Less partners’ interest and adjustments (1)	6,794	(16,421)
Granite’s interest in net income (loss)	$(3,627)	$418

(1) Partners’ interest and adjustments includes amounts to reconcile total revenue and total cost of revenue as reported by our partners to Granite’s interest adjusted to reflect our accounting policies and estimates primarily related to contract forecast and/or actual differences.

During each of the three months ended March 31, 2022 and 2021, there was a material variance on one project between our estimated and/or actual total revenue and cost of revenue when compared to that of our partners’ due to timing of recognition from differing accounting policies and public company quarterly reporting requirements. These joint venture net income/(loss) amounts exclude our corporate overhead required to manage the joint ventures and include taxes only to the extent the applicable states have joint venture level taxes.

Line Item Joint Ventures

As of March 31, 2022, we were engaged in three active line item joint venture construction projects with a total contract value of $339.2 million of which our portion was $221.4 million. As of  March 31, 2022, our share of revenue remaining to be recognized on these line item joint ventures was $64.9 million. During the three months ended March 31, 2022 and 2021, our portion of revenue from line item joint ventures was $6.4 million and $8.6 million, respectively.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

12.  Investments in Affiliates

Our investments in affiliates balance consists of equity method investments in the following types of entities:

(in thousands)	March 31, 2022	December 31, 2021	March 31, 2021
Real estate	$9,629	$9,619	$13,105
Asphalt terminal	13,358	13,749	14,655
Total investments in affiliates	$22,987	$23,368	$27,760

The following table provides summarized balance sheet information for our affiliates accounted for under the equity method on a combined basis:

(in thousands)	March 31, 2022	December 31, 2021	March 31, 2021
Current assets	$34,389	$34,374	$29,912
Noncurrent assets	72,589	78,829	72,388
Total assets	$106,978	$113,203	$102,300
Current liabilities	$18,414	$23,685	$13,652
Long-term liabilities (1)	35,687	48,104	31,302
Total liabilities	$54,101	$71,789	$44,954
Net assets	$52,877	$41,414	$57,346
Granite’s share of net assets	$22,987	$23,368	$27,760

(1) This balance is primarily related to local bank debt for equipment purchases and debt associated with our real estate investments.

Of the $107.0 million of total affiliate assets as of March 31, 2022, we had investments in two real estate entities with total assets of $76.9 million and the asphalt terminal entity had total assets of $30.1 million. As of  March 31, 2022,  December 31, 2021 and  March 31, 2021, all of the investments in real estate affiliates were in residential real estate in Texas. As of March 31, 2022, our percent ownership in the real estate entities ranged from 10% to 25%.

13.  Property and Equipment, net

Balances of major classes of assets and total accumulated depreciation and depletion are included in property and equipment, net in the condensed consolidated balance sheets as follows:

(in thousands)	March 31, 2022	December 31, 2021	March 31, 2021
Equipment and vehicles	$885,445	$870,672	$826,472
Quarry property	205,908	191,982	202,620
Land and land improvements	108,397	108,518	116,910
Buildings and leasehold improvements	95,895	96,180	96,110
Office furniture and equipment	76,952	75,043	71,914
Property and equipment	1,372,597	1,342,395	1,314,026
Less: accumulated depreciation and depletion	922,347	908,891	887,073
Property and equipment, net	$450,250	$433,504	$426,953

14.  Accrued Expenses and Other Current Liabilities

(in thousands)	March 31, 2022	December 31, 2021	March 31, 2021
Accrued insurance	$87,265	$76,999	$73,831
Deficits in unconsolidated construction joint ventures	14,901	28,636	55,613
Payroll and related employee benefits	78,731	87,460	109,169
Performance guarantees	82,112	82,112	82,280
Accrued legal settlement (see Note 18)	129,000	129,000	129,000
Other	47,516	48,622	49,934
Total	$439,525	$452,829	$499,827

Other includes short-term lease liabilities, dividends payable, warranty reserves, asset retirement obligations, remediation reserves and other miscellaneous accruals, none of which are greater than 5% of total current liabilities.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

15.  Long-Term Debt and Credit Arrangements

(in thousands)	March 31, 2022	December 31, 2021	March 31, 2021
2.75% Convertible Notes	$230,000	$207,354	$202,018
Credit Agreement - term loan	60,938	123,750	129,375
Debt issuance costs and other	8,346	8,814	8,954
Total debt	$299,284	$339,918	$340,347
Less current maturities	8,735	8,727	8,700
Total long-term debt	$290,549	$331,191	$331,647

During the three months ended March 31, 2022, $60.9 million of our term loan was repaid prior to its stated maturity.

As of each  March 31, 2022, December 31, 2021 and March 31, 2021, $7.5 million of the term loan balance of the Credit Agreement was included in current maturities of long-term debt on the condensed consolidated balance sheets and the remaining $53.4 million, $116.3 million and $121.9 million, respectively, was included in long-term debt.

As of  March 31, 2022, the total unused availability under the Credit Agreement was $242.1 million resulting from $32.9 million in issued and outstanding letters of credit and no amount drawn under the revolving credit facility. The letters of credit had expiration dates between June 2022 and  December 2025.

As of March 31, 2022, the Applicable Rate was 2.00% for loans under the Credit Agreement bearing interest based on LIBOR and 1.00% for loans bearing interest at the Base Rate. Accordingly, the effective interest rates at  March 31, 2022 for LIBOR and Base Rate loans were 3.01% and 4.50%, respectively. We elected to use LIBOR for the term loan.

As of March 31, 2022, the Consolidated Leverage Ratio (as defined in the Credit Agreement) was 2.58, which did not exceed the maximum of 3.00 and the Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) was 6.07, which was above the minimum of 4.00.

Effective January 1, 2022, we implemented ASU 2020-06 (see Note 2), which updated our accounting for the 2.75% Convertible Notes.

As of March 31, 2022,  December 31, 2021 and March 31, 2021, the carrying amount of the 2.75% Convertible Notes was $230.0 million, $207.4 million and $202.0 million, respectively. During the three months ended Mach 31, 2022, we did not record amortization of the debt discount due to the implementation of ASU 2020-06, and during the three months ended March 31, 2021, we recorded $1.7 million of amortization of the debt discount. During each of the three months ended March 31, 2022 and 2021, we recorded $0.3 million of amortization related to debt issuance costs.

16.  Weighted Average Shares Outstanding and Net Income (Loss) Per Share

The following table presents a reconciliation of the weighted average shares of common stock used in calculating basic and diluted net income (loss) per share as well as the calculation of basic and diluted net income (loss) per share:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2022	2021
Numerator (basic and diluted)
Net loss from continuing operations allocated to common shareholders	$(19,035)	$(63,273)
Net income (loss) from discontinued operations allocated to common shareholders	6,096	(2,922)
Net loss allocated to common shareholders	$(12,939)	$(66,195)
Denominator
Weighted average common shares outstanding, basic	45,730	45,697
Weighted average common shares outstanding, diluted	45,730	45,697
Basic:
Net loss from continuing operations per share	$(0.42)	$(1.38)
Net income (loss) from discontinued operations per share	0.13	(0.07)
Net loss per share	$(0.29)	$(1.45)
Diluted:
Net loss from continuing operations per share	$(0.42)	$(1.38)
Net income (loss) from discontinued operations per share	0.13	(0.07)
Net loss per share	$(0.29)	$(1.45)

Due to the net loss from continuing operations for the three months ended  March 31, 2022 and 2021, RSUs representing 554,000 and 554,000 shares, respectively, and the potential dilution from the 2.75% Convertible Notes converting into 7,309,000 shares of common stock (see Note 1) for both periods have been excluded from the number of shares used in calculating diluted net loss per share, as their inclusion would have been antidilutive.

17.  Income Taxes

The following table presents the benefit from income taxes on continuing operations for the respective periods:

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Benefit from income taxes on continuing operations	$(5,331)	$(21,757)
Effective tax rate	25.1%	25.9%

Our effective tax rate for the three months ended March 31, 2022 was consistent with the same period in 2021.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

18.  Contingencies - Legal Proceedings

Liabilities relating to legal proceedings and government inquiries, to the extent that we have concluded such liabilities are probable and the amounts of such liabilities are reasonably estimable, are recorded in the consolidated balance sheets. It is possible that future developments in our legal proceedings and inquiries could require us to (i) adjust or reverse existing accruals, or (ii) record new accruals that we did not originally believe to be probable or that could not previously have been reasonably estimated. Such changes could be material to our financial condition, results of operations and/or cash flows in any reporting period. Disclosure of loss contingencies is provided when a material loss is probable but not reasonably estimable, a material loss is reasonably possible but not probable, or when it is reasonably possible that the amount of a loss will exceed the amount recorded.

The total liabilities for legal proceedings recorded as of March 31, 2022 and  December 31, 2021 were $129.0 million, $63 million of which was paid through insurance proceeds, which have been fully funded into a settlement escrow account. The balance of the settlement escrow account is included in other current assets in the consolidated balance sheets. As of  March 31, 2021, the total liabilities recorded for legal proceedings, net of insurance receivable, were $66.0 million. The total range of possible loss related to (i) matters considered reasonably possible, and (ii) reasonably possible amounts in excess of accrued losses recorded for probable loss contingencies, including those related to liquidated damages, could have a material impact on our consolidated financial statements if they become probable and reasonably estimable.

Ordinary Course Legal Proceedings

In the ordinary course of business, we and our affiliates are involved in various legal proceedings alleging, among other things, liability issues or breach of contract or tortious conduct in connection with the performance of services and/or materials provided, the various outcomes of which often cannot be predicted with certainty. For information on our accounting policies regarding affirmative claims and back charges that we are party to in the ordinary course of business see Note 1 of our Annual Report. We and our affiliates are also subject to government inquiries in the ordinary course of business seeking information concerning our compliance with government construction contracting requirements and various laws and regulations, the outcomes which often cannot be predicted with certainty.

Some of the matters in which we or our joint ventures and affiliates are involved  may include compensatory, punitive, or other claims or sanctions that, if granted, could require us to pay damages or make other expenditures in amounts that are not considered probable to be incurred or cannot currently be reasonably estimated. In addition, in some circumstances our government contracts could be terminated, we could be suspended, debarred or incur other administrative penalties or sanctions, or payment of our costs could be disallowed. While any of our pending legal proceedings  may be subject to early resolution as a result of our ongoing efforts to resolve the proceedings, whether or when any legal proceeding will be resolved is neither predictable nor guaranteed.

Securities Litigation and Derivative Lawsuits

On  August 13, 2019, a securities class action was filed in the United States District Court for the Northern District of California against the Company, James H. Roberts, our former President and Chief Executive Officer, and Jigisha Desai, our former Senior Vice President and Chief Financial Officer and Executive Vice President and Chief Strategy Officer. An amended complaint was filed on  February 20, 2020 that, among other things, added Laurel Krzeminski, our former Chief Financial Officer, as a defendant. The amended complaint was brought on behalf of an alleged class of persons or entities that acquired our common stock between  April 30, 2018 and  October 24, 2019, and alleged claims arising under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. After the filing of the amended complaint, this case was re-titled Police Retirement System of St. Louis v. Granite Construction Incorporated, et. al. The amended complaint sought damages based on allegations that the defendants made false and/or misleading statements and failed to disclose material adverse facts in the Company’s SEC filings about its business, operations and prospects. On  May 20, 2020, the court denied, in part, our motion to dismiss the amended complaint. On  January 21, 2021, the court granted plaintiff’s motion for class certification.

On  October 23, 2019, a putative class action lawsuit, titled Nasseri v. Granite Construction Incorporated, et. al., was filed in the Superior Court of California, County of Santa Cruz against the Company, James H. Roberts, our former President and Chief Executive Officer, Laurel Krzeminski, our former Chief Financial Officer, and the then-serving Board of Directors on behalf of persons who acquired shares of Company common stock in the Company’s  June 2018 merger with Layne Christensen Company (“Layne”). The complaint asserted causes of action under the Securities Act of 1933 and alleged that the registration statement and prospectus were negligently prepared and included materially false and misleading statements and failed to disclose facts required to be disclosed and seeks monetary damages based on the allegations. On  August 10, 2020, the court sustained our demurrer dismissing the complaint with leave to amend. On  September 16, 2020, the plaintiff filed an amended complaint. We filed a demurrer seeking to dismiss the amended complaint. On  April 9, 2021, the court entered an order overruling our demurrer seeking to dismiss the amended complaint. On  May 14, 2021, the plaintiff filed a motion for class certification.

On  April 29, 2021, we entered into a stipulation of settlement (the “Settlement Agreement”) to settle Police Retirement System of St. Louis v. Granite Construction Incorporated, et al. The Settlement Agreement also settled claims alleged in Nasseri v. Granite Construction Incorporated, et al. As a result of entering into the Settlement Agreement, we recorded a pre-tax charge of approximately $66 million in the quarter ended  March 31, 2021.

Under the Settlement Agreement, the Company agreed to pay or cause to be paid a total of $129.0 million in cash to a settlement fund that will be used to pay all settlement fees and expenses, attorneys’ fees and expenses, and cash payments to members of the settlement class. The settlement class agreed to release us, the other defendants named in the lawsuits and certain of their respective related parties from any and all claims, rights, causes of action, liabilities, actions, suits, damages or demands of any kind whatsoever, that relate in any way to the purchase, acquisition, holding, sale or disposition of our common stock during the period between  February 17, 2017 and  October 24, 2019 that arose out of or are based upon or related to the facts alleged or the claims or allegations set forth in Police Retirement System of St. Louis v. Granite Construction Incorporated, et al. or relate in any way to any alleged violation of the Securities Act of 1933, the Securities Exchange Act of 1934, or any other state, federal or foreign jurisdiction’s securities or other laws, any alleged misstatement, omission or disclosure (including in financial statements) or other alleged securities-related wrongdoing or misconduct, including all claims alleged in Nasseri v. Granite Construction Incorporated, et al. The Settlement Agreement contained no admission of liability, wrongdoing or responsibility by any of the parties.

On  April 30, 2021, the class representative in Police Retirement System of St. Louis v. Granite Construction Incorporated, et al. filed a motion for preliminary approval of the settlement. The plaintiff in Nasseri v. Granite Construction Incorporated, et al. was permitted to intervene, although the court denied the plaintiff's application to be appointed as additional lead plaintiff. On  October 6, 2021, the court issued an order granting preliminary approval of the settlement and, pursuant to the terms of the Settlement Agreement, $129 million was paid to the settlement escrow account. $66 million was paid by the Company and $63 million was paid through insurance proceeds. The total $129 million is included in the condensed consolidated balance sheet as deposits and an accrued liability. Members of the settlement class had the opportunity to object to the settlement at a fairness hearing held by the court to determine whether the settlement should be finally approved and whether the proposed order and final judgment should be entered. The fairness hearing occurred on February 24, 2022. On March 17, 2022, the court granted final approval of the settlement, granted the request for attorneys’ fees by class representative's counsel, granted in part and denied in part the request for attorneys’ fees by the plaintiff in Nasseri v. Granite Construction Incorporated, et al., and entered final judgment. On April 12, 2022, the plaintiff in Nasseri v. Granite Construction Incorporated, et al. requested that the Nasseri case be dismissed with prejudice in light of the final approval of the settlement.  On April 15, 2022, the plaintiff in Nasseri v. Granite Construction Incorporated, et al. filed a notice of appeal in Police Retirement System of St. Louis v. Granite Construction Incorporated, et al., naming Class Representative Police Retirement System of St. Louis as appellee.

On  May 6, 2020, a stockholder derivative lawsuit, titled English v. Roberts, et al., was filed in the United States District Court for the Northern District of California against James H. Roberts, our former President and Chief Executive Officer, Jigisha Desai, our former Senior Vice President and Chief Financial Officer and Executive Vice President and Chief Strategy Officer, Laurel Krzeminski, our former Chief Financial Officer, and our then-current Board of Directors, and the Company, as a nominal defendant, asserting claims for breach of fiduciary duty, unjust enrichment, and violations of the Securities Exchange Act of 1934 that allegedly occurred between  April 30, 2018 and  October 24, 2019. The lawsuit alleges that the individual defendants each knowingly inflated the Company’s revenue, income, and margins in violation of U.S. GAAP, which caused the results during the relevant periods to be materially false and misleading. The complaint seeks monetary damages and corporate governance reforms. Pursuant to court order, this action was stayed until the court's entry of final judgment on March 17, 2022 in the putative securities class action lawsuit filed in the Northern District of California.

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

On April 14, 2022, the parties in Davydov v. Roberts et al., the plaintiff in English v. Roberts et al., and the Company entered into a Stipulation of Compromise and Settlement that, if approved by the court in Davydov and not subject to termination under its terms, provides that (i) defendants will cause insurers to pay $7.5 million, which amount, less court-awarded attorneys’ fees and expenses, will be paid to the Company, (ii), the Company shall implement agreed upon corporate governance provisions within 30 days of final approval of the settlement, and (iii) all claims that were asserted or could have been asserted against the defendants or their related persons in Davydov v. Roberts, et al., English v. Roberts, et al., or any other proceeding on behalf of the Davydov plaintiff, the English plaintiff, the Company or any Granite stockholder, will be released.  On April 14, 2022, the plaintiff in Davydov v. Roberts, et al. filed the Stipulation of Compromise and Settlement and a proposed scheduling order for a hearing in the Delaware Court of Chancery for review of the settlement.  The Court in English v. Roberts, et al. has entered the parties’ stipulation to stay that case in light of the settlement filed in Davydov v. Roberts, et al.

As of March 31, 2022,  December 31, 2021 and March 31, 2021, other than the Settlement Agreement charge described above, we did not record any liability related to the above matters because we concluded such liabilities were not probable and the amounts of such liabilities were not reasonably estimable.

Other Matters

In connection with our prior disclosure of the Audit/Compliance Committee’s independent investigation of prior-period reporting for the former Heavy Civil operating group and the extent to which those matters affected the effectiveness of the Company’s internal control over financial reporting (the “Investigation”), we voluntarily contacted the San Francisco office of the SEC Division of Enforcement regarding the Investigation. The SEC has issued subpoenas for documents in connection with the accounting issues identified in the Investigation. We have produced documents to the SEC and continue to cooperate with the SEC in its investigation.

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

On February 3, 2022, a lawsuit titled Steadfast Insurance Company (“Steadfast”), a subrogee of Clark/Hathaway Dinwiddie, a Joint Venture (“CHDJV”) v. Layne Christensen Company (“Layne”), was filed in the Superior Court of the State of California, County of San Francisco, seeking damages of approximately $70 million for costs incurred by Steadfast on behalf of CHDJV to cure Layne’s allegedly defective work on the foundation of the Salesforce Tower.  On February 4, 2022, CHDJV submitted an arbitration demand with the American Arbitration Association against Granite Construction Incorporated seeking to recover approximately $30 million for costs incurred by CHDJV to cure Layne’s allegedly defective work on the foundation of the Salesforce Tower. On April 8, 2022, we filed a demurrer seeking to dismiss the Steadfast lawsuit. We believe Granite and Layne have multiple defenses and Layne has counterclaims to the claims at issue.  Both companies intend to vigorously defend against the claims, and Layne intends to prosecute its counterclaims, but, we cannot provide assurance that Granite and Layne will be successful in these efforts. We do not believe it is probable this matter will result in a material loss, however if we are unsuccessful we believe the range of reasonably possible loss upon final resolution of this matter could be up to approximately $100 million.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

19.  Reportable Segment Information

During the fourth quarter of 2021, we updated our strategy to focus on our core business capabilities, to leverage our current geographic based home markets in the civil construction and materials business and to target expansion based upon that combined strategy. In addition, we revised the financial information our chief operating decision maker, or decision-making group (our “CODM”), regularly reviews to allocate resources and assess our performance. This change is consistent with our new strategic plan and better aligns with our continuing civil construction and materials business. Our CODM now regularly reviews financial information regarding our two primary product lines, construction and materials as well as our operating groups. We identified our CODM as our Chief Executive Officer and our Chief Operating Officer.

As a result of these changes, in accordance with FASB ASC Topic 280, Segment Reporting, our reportable segments, which are the same as our operating segments, were changed to: Construction and Materials. The Construction segment replaces the previous Transportation, Water and Specialty reportable segments, with the composition of our Materials segment for our continuing operations remaining unchanged. These changes have been applied retrospectively for all periods presented.

Summarized segment information is as follows:

Three months ended March 31,	Construction	Materials	Total
2022
Total revenue from reportable segments	$474,935	$89,554	$564,489
Elimination of intersegment revenue	—	(16,903)	(16,903)
Revenue from external customers	$474,935	$72,651	$547,586
Gross profit	$48,192	$1,583	$49,775
Depreciation, depletion and amortization	$7,794	$6,333	$14,127
Segment assets	$363,029	$354,420	$717,449

2021
Total revenue from reportable segments	$506,971	$70,452	$577,423
Elimination of intersegment revenue	—	(11,091)	(11,091)
Revenue from external customers	$506,971	$59,361	$566,332
Gross profit	$52,769	$943	$53,712
Depreciation, depletion and amortization	$6,618	$5,337	$11,955
Segment assets	$360,894	$329,815	$690,709

A reconciliation of segment gross profit from continuing operations to consolidated loss from continuing operations before benefit from income taxes is as follows:

Three Months Ended March 31,	2022	2021
Total gross profit from continuing operations	$49,775	$53,712
Selling, general and administrative expenses	58,501	61,161
Other costs (see Note 7)	8,214	74,309
Gain on sales of property and equipment	(332)	(2,245)
Total other expense, net	4,640	4,645
Loss from continuing operations before benefit from income taxes	$(21,248)	$(84,158)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021 (our "Annual Report") and the unaudited condensed consolidated financial statements and the accompanying notes thereto included herein.

Forward-Looking Disclosure

From time to time, Granite makes certain comments and disclosures in reports and statements, including in this Quarterly Report on Form 10-Q, or statements made by its officers or directors, that are not based on historical facts, including statements regarding future events, occurrences, circumstances, strategy, activities, performance, outlook, outcomes, guidance, capital expenditures, committed and awarded projects, and results, that may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by words such as “future,” “outlook,” “assumes,” “believes,” “expects,” “estimates,” “anticipates,” “intends,” “plans,” “appears,” “may,” “will,” “should,” “could,” “would,” “continue,” and the negatives thereof or other comparable terminology or by the context in which they are made. In addition, other written or oral statements that constitute forward-looking statements have been made and may in the future be made by or on behalf of Granite. These forward-looking statements are estimates reflecting the best judgment of senior management and reflect our current expectations regarding future events, occurrences, circumstances, strategy, activities, performance, outlook, outcomes, guidance, capital expenditures, committed and awarded projects, and results. These expectations may or may not be realized. Some of these expectations may be based on beliefs, assumptions or estimates that may prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, which could result in our expectations not being realized or otherwise materially affect our business, financial condition, results of operations, cash flows and liquidity. Such risks and uncertainties include, but are not limited to, those more specifically described in our Annual Report under “Item 1A. Risk Factors.” Due to the inherent risks and uncertainties associated with our forward-looking statements, the reader is cautioned not to place undue reliance on them. The reader is also cautioned that the forward-looking statements contained herein speak only as of the date of this Quarterly Report on Form 10-Q and, except as required by law, we undertake no obligation to revise or update any forward-looking statements for any reason.

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

During the fourth quarter of 2021, we updated our strategy to focus on our core business capabilities, to leverage our current geographic based home markets in the civil construction and materials business and to target expansion based upon that combined strategy. Also related to our new strategic plan, during the fourth quarter of 2021, we reorganized our operating groups to improve operating efficiencies and better position the Company for long-term growth. In alphabetical order, our continuing business operating groups are California, Central and Mountain.

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

As a result of these changes, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, our reportable segments, which are the same as our operating segments, were changed to two reportable segments: Construction and Materials (see Note 19 of “Notes to the Condensed Consolidated Financial Statements”).

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

Current Economic Environment and Outlook

Funding for our public work projects, which accounts for approximately 75% of our portfolio, is dependent on federal, state, regional and local revenues. At the federal level, President Biden signed the $1.2 trillion Infrastructure Investment and Jobs Act (“IIJA”) on November 15, 2021. The five-year IIJA provides the largest increase in federal highway, bridge and transit funding in more than six decades and includes $550 billion in incremental funding. With the 2022 federal spending bill passed by Congress and signed by President Biden in March 2022, the first installment of IIJA can begin to be appropriated to infrastructure spending programs. We believe the increased multi-year spending commitment will improve the programming visibility for state and local governments and bring meaningful impact to project lettings starting in late 2022 and then growing in 2023 and beyond.

At state, regional and local levels, voter-approved state and local transportation measures continue to support infrastructure spending. In the November 2021 elections, voters in 17 states approved 89% of state and local ballot initiatives that will provide an additional $6.9 billion in one-time and recurring revenue for transportation improvements. In California, our top revenue-generating state, a significant part of the state infrastructure spend is funded through Senate Bill 1 (SB-1), the Road Repair and Accountability Act of 2017, which is a 10-year, $54.2 billion program without any sunset provisions. Revenue collected through SB-1 is on track to increase over the next five years and supports our expected growth in the state.

Over the past year, segments of the construction industry were adversely affected by inflation as well as supply chain and labor constraints. Inflation has impacted the cost of inputs such as oil related items, concrete and steel. We continually monitor the expected movement of our construction input costs and apply strategies to mitigate the impacts including adjusting the pricing of our contracts. One of the most significant impacts to our results of operations has been the increase in price of diesel fuel and liquid asphalt. The conflict in Ukraine has further increased oil prices since late February 2022. While we actively work to mitigate the impacts of oil price inflation, further price increases may adversely impact us in the future.

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

Strategic Actions

The planned divestitures of the businesses in our former Water and Mineral Services operating group (“WMS”) reflects our new strategy to focus on our core civil construction and materials businesses by using sale proceeds to invest in these two businesses. The divestitures also create opportunities to streamline operational support functions, improve overhead efficiency and better leverage efficiencies of scale. The current and projected strong demand for civil construction supports the decision to grow our vertically integrated business. Through our newly reorganized operational structure, our focus is to pursue opportunities in markets where our operating groups’ presence, capabilities and resources provide strategic advantages, with improved and consistent margin expectations. The sale of our trenchless and pipe rehabilitation services business (“Inliner”) was completed on March 16, 2022 for a purchase price of $159.7 million, and we received cash proceeds of $142.6 million based on preliminary post-closing adjustments (see Note 3 of “Notes to the Condensed Consolidated Financial Statements”). We ended the first quarter of 2022 with a strong balance sheet and liquidity providing flexibility to invest to strengthen and expand our home market footprint.

Litigation Matter

As further discussed in Note 18 of “Notes to the Condensed Consolidated Financial Statements,” in early February 2022, our wholly-owned subsidiary, Layne Christensen Company (“Layne”), was sued for $70 million and Granite received an arbitration demand for $30 million relating to Layne’s work on the Salesforce Tower foundation. Layne was a subcontractor on this project and potential liability for this project remained with Layne in connection with our acquisition of Layne in June 2018.  See Note 18 and "In connection with acquisitions or divestitures, we may become subject to liabilities” and "We are involved in lawsuits and legal proceedings in the ordinary course of our business and may in the future be subject to other litigation and legal proceedings, and, if any of these are resolved adversely against us, it could harm our business, financial condition and results of operations” in Item 1A. Risk Factors in our Annual Report for additional information.

Results of Operations

Our operations are typically affected more by weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability. Therefore, the results of operations of a given quarter are not indicative of the results to be expected for the full year.

The following table presents a financial summary for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands)	2022	2021
Total revenue	$547,586	$566,332
Gross profit	$49,775	$53,712
Selling, general and administrative expenses	$58,501	$61,161
Other costs (see Note 7 of “Notes to the Condensed Consolidated Financial Statements”)	$8,214	$74,309
Operating loss	$(16,608)	$(79,513)
Total other expense, net	$4,640	$4,645
Net loss from continuing operations	$(15,917)	$(62,401)
Net income (loss) from discontinued operations (see Note 3 of "Notes to the Condensed Consolidated Financial Statements")	$6,096	$(2,922)
Amount attributable to non-controlling interests from continuing operations	$(3,118)	$(872)
Net loss attributable to Granite Construction Incorporated	$(12,939)	$(66,195)

Revenue

Total Revenue by Segment

	Three Months Ended March 31,
(dollars in thousands)	2022		2021
Construction	$474,935	86.7%	$506,971	89.5%
Materials	72,651	13.3	59,361	10.5
Total	$547,586	100.0%	$566,332	100.0%

Construction Revenue

	Three Months Ended March 31,
(dollars in thousands)	2022		2021
California	$144,387	30.4%	$159,266	31.4%
Central	224,093	47.2	253,293	50.0
Mountain	106,455	22.4	94,412	18.6
Total	$474,935	100.0%	$506,971	100.0%

Construction revenue for the three months ended March 31, 2022 decreased by $32.0 million, or 6.3%, when compared to 2021. These decreases were primarily driven by lower Committed and Awarded Projects (“CAP”) and progression on existing projects in the Central operating group and less favorable weather conditions in the current year in the California operating group. These decreases were partially offset by increased revenue in the Mountain operating group. During the three months ended March 31, 2022 and 2021, the majority of revenue earned in the Construction segment was from the public sector.

Materials Revenue

	Three Months Ended March 31,
(dollars in thousands)	2022		2021
California	$45,687	62.8%	$41,956	70.7%
Central	10,362	14.3	8,380	14.1
Mountain	16,602	22.9	9,025	15.2
Total	$72,651	100.0%	$59,361	100.0%

Materials revenue for the three months ended March 31, 2022 increased by $13.3 million, or 22.4%, when compared to 2021 driven by increases in aggregate and asphalt volumes in all three operating groups.

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

Other awards include the general construction portion of CM/GC contracts and awarded contracts with unexercised contract options or unissued task orders. The general construction portion of CM/GC contracts are included in other awards to the extent contract execution and funding is probable. Contracts with unexercised contract options or unissued task orders are included in other awards to the extent option exercise or task order issuance is probable.

(dollars in thousands)	March 31, 2022		December 31, 2021		March 31, 2021
Unearned revenue	$2,491,537	63.3%	$2,595,085	64.7%	$3,171,552	76.0%
Other awards	1,443,190	36.7	1,414,979	35.3	1,000,380	24.0
Total	$3,934,727	100.0%	$4,010,064	100.0%	$4,171,932	100.0%

(dollars in thousands)	March 31, 2022		December 31, 2021		March 31, 2021
California	$1,480,950	37.7%	$1,476,066	36.8%	$1,349,272	32.3%
Central	1,426,255	36.2	1,585,309	39.5	2,057,790	49.4
Mountain	1,027,522	26.1	948,689	23.7	764,870	18.3
Total	$3,934,727	100.0%	$4,010,064	100.0%	$4,171,932	100.0%

CAP of $3.9 billion at March 31, 2022 remained relatively unchanged when compared to December 31, 2021. Significant new awards during the three months ended March 31, 2022 included a $32 million highway realignment project in the California operating group, a $22 million train station track and platform expansion project in the California operating group and a $20 million road improvement contract in Arizona for the Central operating group.

Non-controlling partners’ share of CAP as of March 31, 2022, December 31, 2021 and March 31, 2021 was $177.1 million, $214.3 million and $321.3 million, respectively. At March 31, 2022, four contracts had total forecasted losses with remaining revenue of $176.4 million, or 4.5%, of total CAP.

Gross Profit

The following table presents gross profit by reportable segment for the respective periods:

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Construction	$48,192	$52,769
Percent of segment revenue	10.1%	10.4%
Materials	1,583	943
Percent of segment revenue	2.2	1.6
Total gross profit	$49,775	$53,712
Percent of total revenue	9.1%	9.5%

Construction gross profit for the three months ended March 31, 2022 decreased by $4.6 million, or 8.7%, when compared to 2021 primarily due to lower revenue and progression of lower margin work early in the year.

Materials gross profit for the three months ended March 31, 2022 increased by $0.6, or 67.9% when compared to 2021 due to increases in aggregate and asphalt volumes as well as price increases and oil price mitigation efforts such as bulk purchases and forward contracts that offset the impact of higher fuel and liquid asphalt costs.

Selling, General and Administrative Expenses

The following table presents the components of selling, general and administrative expenses for the respective periods:

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Selling
Salaries and related expenses	$15,148	$15,624
Restricted stock unit amortization	633	653
Other selling expenses	1,475	1,066
Total selling	17,256	17,343
General and administrative
Salaries and related expenses	24,145	23,278
Restricted stock unit amortization	1,655	1,065
Other general and administrative expenses	15,445	19,475
Total general and administrative	41,245	43,818
Total selling, general and administrative	$58,501	$61,161
Percent of revenue	10.7%	10.8%

Selling Expenses

Selling expenses include the costs for estimating and bidding including offsetting customer reimbursements for portions of our selling/bid submission expenses (i.e., stipends), business development and materials facility permits. Selling expenses can vary depending on the volume of projects in process and the number of employees assigned to estimating and bidding activities. As projects are completed or the volume of work slows down, we temporarily redeploy project employees to bid on new projects, moving their salaries and related costs from cost of revenue to selling expenses. Selling expenses for the three months ended March 31, 2022 remained relatively unchanged when compared to 2021.

General and Administrative Expenses

General and administrative expenses include costs related to our operational offices that are not allocated to direct contract costs and expenses related to our corporate functions. Other general and administrative expenses include travel and entertainment, outside services, information technology, depreciation, occupancy, training, office supplies, incentive compensation, changes in the fair market value of our Non-Qualified Deferred Compensation plan liability and other miscellaneous expenses. Total general and administrative expenses for the three months ended March 31, 2022 decreased by $2.6 million, or 5.9%, when compared to 2021, primarily due to decreases in the fair market value of our Non-Qualified Deferred Compensation plan liability, which is offset in other (income) expense, net, through our own company-owned life insurance policy.

Other Costs

The following table presents other costs for the respective periods:

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Other costs	$8,214	$74,309

Other costs (see Note 7 of “Notes to the Condensed Consolidated Financial Statements”) for the three months ended March 31, 2022 decreased $66 million when compared to 2021, primarily due to the legal settlement charge during the three months ended March 31, 2021.

Income Taxes

The following table presents the benefit from income taxes on continuing operations for the respective periods:

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Benefit from income taxes on continuing operations	$(5,331)	$(21,757)
Effective tax rate	25.1%	25.9%

We calculate our income tax provision for continuing operations at the end of each interim period by estimating our annual effective tax rate and applying that rate to our loss before benefit from income taxes. The effect of changes in enacted tax laws, tax rates or tax status is recognized in the interim period in which the change occurs. See Note 17 of “Notes to the Condensed Consolidated Financial Statements” for more information.

Amount Attributable to Non-controlling Interests

The following table presents the amount attributable to non-controlling interests in consolidated subsidiaries for the respective periods:

	Three Months Ended March 31,
(in thousands)	2022	2021
Amount attributable to non-controlling interests	$(3,118)	$(872)

The amount attributable to non-controlling interests represents the non-controlling owners’ share of the income or loss of our consolidated construction joint ventures. The amount for the three months ended March 31, 2022 increased $2.2 million, primarily due to net negative impacts from revisions in estimates on two projects in the prior year, neither of which had an impact of $5 million or more on gross profit.

Net Income (Loss) from Discontinued Operations

Net income (loss) from discontinued operations for the three months ended March 31, 2022 increased $9.0 million when compared to 2021 primarily due to the gain on sale of Inliner as well as ceasing depreciation and amortization on WMS property, plant and equipment, finite-lived intangible assets and right-of-use lease assets in the current year due to the classification of these assets as held-for-sale beginning December 31, 2021 (see Note 3 of “Notes to the Condensed Consolidated Financial Statements”).

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, investments, available borrowing capacity and cash generated from operations. We may also from time to time issue and sell equity, debt or hybrid securities or engage in other capital markets transactions or sell one or more business units, divisions or assets including the WMS businesses.

Our material cash requirements include paying the costs and expenses associated with our operations, servicing outstanding indebtedness, making capital expenditures and paying dividends on our capital stock. We may also from time to time prepay or repurchase outstanding indebtedness, repurchase shares of our common stock or acquire assets or businesses that are complementary to our operations.

We believe our primary sources of liquidity will be sufficient to meet our expected working capital needs, capital expenditures, financial commitments, cash dividend payments and other liquidity requirements associated with our existing operations for the next twelve months. We believe our primary sources of liquidity, access to debt and equity capital markets, proceeds from the sales of the WMS businesses and cash expected to be generated from operations will be sufficient to meet our long-term requirements and plans. However, there can be no assurance that sufficient capital will continue to be available or that it will be available on terms acceptable to us.

As of March 31, 2022, our cash and cash equivalents consisted of deposits and money market funds held with established national financial institutions and marketable securities consisting primarily of U.S. Government and agency obligations and corporate commercial paper. Our credit facility consists of a term loan and a revolving credit facility. During the three months ended March 31, 2022, $60.9 million of the term loan was repaid prior to its stated maturity. Of the $275.0 million revolving credit facility capacity, $242.1 million was available for borrowing at March 31, 2022. See Note 15 of “Notes to the Condensed Consolidated Financial Statements” for further discussion regarding the credit agreement.

In evaluating our liquidity position and needs, we also consider cash and cash equivalents held by our consolidated construction joint ventures (“CCJVs”). The following table presents our cash, cash equivalents and marketable securities, including amounts from our CCJVs, for continuing operations as of the respective dates:

(in thousands)	March 31, 2022	December 31, 2021	March 31, 2021
Cash and cash equivalents excluding CCJVs	$260,831	$302,864	$330,347
CCJV cash and cash equivalents (1)	100,080	92,783	110,486
Total consolidated cash and cash equivalents	360,911	395,647	440,833
Short-term and long-term marketable securities (2)	36,728	15,600	11,300
Total cash, cash equivalents and marketable securities	$397,639	$411,247	$452,133

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
(2) All marketable securities were classified as held-to-maturity and consisted of U.S. and agency obligations and corporate commercial paper as of all periods presented.

Granite’s portion of CCJV cash and cash equivalents was $57.7 million, $54.4 million and $64.2 million as of March 31, 2022, December 31, 2021 and March 31, 2021, respectively. Excluded from the table above is:

•	$53.6 million, $56.5 million and $54.1 million as of March 31, 2022, December 31, 2021 and March 31, 2021, respectively, in Granite’s portion of unconsolidated construction joint venture cash and cash equivalents
•	$7.5 million, $16.5 million and $12.1 million as of March 31, 2022, December 31, 2021 and March 31, 2021, respectively, that is included in current assets held-for-sale

Capital Expenditures

During the  three months ended March 31, 2022, we had capital expenditures of $ 31.3 million, including $ 3.4 million related to discontinued operations, compared t o $18.8 million, including $ 3.3 million related to discontinued operations during the three months ended March 31,  2021. Major capital expenditures are typically for aggregate and asphalt production facilities, aggregate reserves, construction equipment, buildings and leasehold improvements and investments in our information technology systems. The timing and amount of such expenditures can vary based on the progress of planned capital projects, the type and size of construction projects, changes in business outlook and other factors. We currently anticipate 2022 capital expenditures for continuing operations to be between approximately $100 million and $115 million.

Cash Flows

	Three months ended March 31,
(in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$(50,180)	$38,087
Investing activities	$89,396	$(16,303)
Financing activities	$(82,904)	$(4,992)

Operating activities

As a large infrastructure contractor and construction materials producer, our revenue, gross profit and the resulting operating cash flows can differ significantly from period to period due to a variety of factors, including project progression toward completion, outstanding contract change orders and affirmative claims, and the payment terms of our contracts. Additionally, operating cash flows are impacted by the timing related to funding construction joint ventures and the resolution of uncertainties inherent in the complex nature of the work that we perform, including claim and back charge settlements. Our working capital assets result from both public and private sector projects. Customers in the private sector can be slower paying than those in the public sector; however, private sector projects generally have higher gross profit as a percentage of revenue. While we typically invoice our customers on a monthly basis, our contracts frequently provide for retention that is a specified percentage withheld from each payment by our customers until the contract is completed and the work accepted by the customer.

Cash used in operating activities of $ 50.2 million for the  three months ended March 31, 2022 represents an $ 88.3 million increase in cash used when compared to cash provided in the same period of  2021. This change was primarily due to an increase in cash used of $ 80.9 million due to changes in working capital (excluding the $66.0 million net decrease in working capital related to the securities litigation settlement), partially offset by a decrease in cash used of $ 50.7 million (including the $66.0 million in net securities litigation settlement charges) due to lower net loss and adjustments for non-cash items and a decrease of $ 7.9 million in contributions, net of distributions, to unconsolidated joint ventures and affiliates. The decrease in cash used in working capital was primarily due to increases of receivables and contract assets, net.

Related to the securities litigation settlement discussed in Note 18 of “Notes to the Condensed Consolidated Financial Statements,” we have separately presented the $129.0 million liability and the associated $63.0 million insurance receivable in the condensed consolidated statement of cash flows for the three months ended March 31, 2021. The liability was paid and the receivable was collected in October 2021; therefore, the impact on operating cash flow occurred in the fourth quarter of 2021 and there was no impact during the three months ended March 31, 2022 or 2021.

Investing activities

Cash provided by investing activities of $89.4 million for the three months ended March 31, 2022 represents a $105.7 million increase when compared to 2021. The change was primarily due to proceeds from the sale of the Inliner business.

Financing activities

Cash used in financing activities of $82.9 million for the three months ended March 31, 2022 represents a $77.9 million increase when compared to 2021. The change was primarily due to the prepayment of $60.9 million of our term loan as well as repurchases of common stock of $20.2 million.

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

Surety Bonds and Real Estate Mortgages

We are generally required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At March 31, 2022, approximately $2.2 billion of our $3.9 billion CAP was bonded. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds after the owner accepts the work performed under contract. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.

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

Covenants and Events of Default

Our Third Amended and Restated Credit Agreement dated May 18, 2021, as subsequently amended (the “Credit Agreement”) requires us to comply with various affirmative, restrictive and financial covenants, including the financial covenants described below. Our failure to comply with these covenants would constitute an event of default under the Credit Agreement. Additionally, the 2.75% Convertible Notes are governed by the terms and conditions of the indenture. Our failure to pay principal, interest or other amounts when due or within the relevant grace period on our 2.75% Convertible Notes or our Credit Agreement would constitute an event of default under the 2.75% Convertible Notes indenture or the Credit Agreement. A default under our Credit Agreement could result in (i) us no longer being entitled to borrow under such facility; (ii) termination of such facility; (iii) the requirement that any letters of credit under such facility be cash collateralized; (iv) acceleration of amounts owed under the Credit Agreement; and/or (v) foreclosure on any lien securing the obligations under such facility. A default under the 2.75% Convertible Notes indenture could result in acceleration of the maturity of the notes.

The most significant financial covenants under the terms of our Credit Agreement require the maintenance of a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio. As of March 31, 2022, the Consolidated Leverage Ratio was 2.58, which did not exceed the maximum of 3.00. Our Consolidated Interest Coverage Ratio was 6.07, which was above the minimum of 4.00.

Share Repurchase Program

As announced on April 29, 2016, on April 7, 2016, the Board of Directors authorized us to repurchase up to $200.0 million of our common stock at management’s discretion (the “2016 authorization”). As part of the 2016 authorization, we established a plan to facilitate common stock repurchases. As announced on February 3, 2022, on February 1, 2022, the Board of Directors authorized us to purchase up to $300.0 million of our common stock at management’s discretion (the “2022 authorization”). The 2022 authorization replaced the 2016 authorization, including the amount available for repurchase, and no further repurchases will take place under the 2016 authorization. During the three months ended March 31, 2022, we repurchased 611,000 shares under the 2022 authorization. As of March 31, 2022, $281.5 million of the authorization remained available. The specific timing and amount of any future repurchases will vary based on market conditions, securities law limitations and other factors.

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

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in our exposure to market risk from what was previously disclosed in our Annual Report.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The description of the matters set forth in Part I, Item I of this Report under Note 18 of “Notes to the Condensed Consolidated Financial Statements” is incorporated herein by reference.

Item 1A.	RISK FACTORS

There have been no material changes in the risk factors previously disclosed in “Item 1A. Risk Factors” in our Annual Report.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended March 31, 2022:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
January 1, 2022 through January 31, 2022	72	$38.89	—	$157,165,044
February 1, 2022 through February 28, 2022	2,196	$35.99	—	$300,000,000
March 1, 2022 through March 31, 2022	663,612	$30.35	611,000	$281,535,405
	665,880	$30.37	611,000

(1) Includes 72, 2,196 and 52,612 shares purchased during January, February and March, respectively, in connection with employee tax withholding for restricted stock units vested under our 2021 Equity Incentive Plan.
(2) As announced on April 29, 2016, on April 7, 2016, the Board of Directors authorized us to purchase up to $200.0 million of our common stock at management's discretion (the “2016 authorization”). As part of the 2016 authorization, we established a share repurchase program to facilitate common stock repurchases. As announced on February 3, 2022, on February 1, 2022, the Board of Directors authorized us to purchase up to $300.0 million of our common stock at management’s discretion (the “2022 authorization”). The 2022 authorization replaced the 2016 authorization, including the amount available for repurchase, and no further repurchases will take place under the 2016 authorization.  In March 2022, we purchased 611,000 shares under the 2022 authorization. As of March 31, 2022, $281.5 million of the 2022 authorization remained available. The specific timing and amount of any future purchases will vary based on market conditions, securities law limitations and other factors

Item 4.	MINE SAFETY DISCLOSURES

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17CFR 229.104) is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

Item 6.	EXHIBITS

2.1	*	Purchase Agreement, dated February 2, 2022, by and among Layne Heavy Civil, Inc., Granite Construction International, Granite Construction Incorporated, Inland Pipe Rehabilitation LLC and 1000097155 Ontario Inc. [Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 3, 2022]
10.1	*	Granite Construction Incorporated Annual Incentive Plan adopted by the Board of Directors on March 30, 2022 [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 1, 2022]
10.2	*	Form of Annual Incentive Plan Participation Agreement [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 1, 2022]
31.1	†	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	†	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	††	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95	†	Mine Safety Disclosure
101.INS	†	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)
101.SCH	†	Inline XBRL Taxonomy Extension Schema
101.CAL	†	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	†	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	†	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	†	Inline XBRL Taxonomy Extension Presentation Linkbase
104	†	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Incorporated by reference
†	Filed herewith
††	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE CONSTRUCTION INCORPORATED

Date:	April 28, 2022	By:	/s/ Elizabeth L. Curtis
Elizabeth L. Curtis
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)