Form 10-Q
period 2022-06-30
GRANITE CONSTRUCTION INC
filed 2022-07-28
CIK 861459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 22, 2022.

Class	Outstanding
Common stock, $0.01 par value	44,084,843

Index

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
Condensed Consolidated Balance Sheets as of June 30, 2022, December 31, 2021 and June 30, 2021
Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2022 and 2021
Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2022 and 2021
Condensed Consolidated Statements of Shareholders’ Equity for the Three and Six Months Ended June 30, 2022 and 2021
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2022 and 2021
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
SIGNATURES
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32
EXHIBIT 95
EXHIBIT 101.INS
EXHIBIT 101.SCH
EXHIBIT 101.CAL
EXHIBIT 101.DEF
EXHIBIT 101.LAB
EXHIBIT 101.PRE
EXHIBIT 104

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited - in thousands, except share and per share data)

	June 30, 2022	December 31, 2021	June 30, 2021
ASSETS
Current assets
Cash and cash equivalents ($77,943, $92,783 and $107,854 related to consolidated construction joint ventures (“CCJVs”))	$175,022	$395,647	$377,620
Short-term marketable securities	45,000	—	—
Receivables, net ($69,347, $49,534 and $49,408 related to CCJVs)	527,277	464,588	543,914
Contract assets ($70,453, $50,054 and $41,815 related to CCJVs)	190,187	145,437	154,542
Inventories	78,634	61,965	66,584
Equity in construction joint ventures	187,028	189,911	195,430
Other current assets ($6,056, $8,091 and $12,142 related to CCJVs)	167,349	177,210	44,076
Current assets held-for-sale	222,779	392,641	184,267
Total current assets	1,593,276	1,827,399	1,566,433
Property and equipment, net ($13,596, $14,920 and $20,206 related to CCJVs)	464,593	433,504	432,896
Long-term marketable securities	21,675	15,600	10,850
Investments in affiliates	23,203	23,368	25,317
Goodwill	53,715	53,715	53,715
Right of use assets	45,404	49,312	47,181
Deferred income taxes, net	25,458	24,141	42,230
Other noncurrent assets	64,008	67,888	70,148
Noncurrent assets held-for-sale	—	—	230,128
Total assets	$2,291,332	$2,494,927	$2,478,898

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$1,429	$8,727	$8,709
Accounts payable ($63,541, $55,012 and $62,117 related to CCJVs)	331,728	324,313	334,158
Contract liabilities ($61,868, $69,328 and $66,193 related to CCJVs)	179,322	200,041	166,415
Accrued expenses and other current liabilities ($8,025, $5,514 and $5,186 related to CCJVs)	435,061	452,829	459,517
Current liabilities held-for-sale	46,706	83,408	79,487
Total current liabilities	994,246	1,069,318	1,048,286
Long-term debt	286,801	331,191	331,222
Long-term lease liabilities	31,182	32,928	33,577
Other long-term liabilities	61,868	65,927	66,995
Long-term liabilities held-for-sale	—	—	10,576
Commitments and contingencies (see Note 18)
Equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	—	—	—
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding: 44,078,469 shares as of June 30, 2022, 45,840,260 shares as of December 31, 2021 and 45,818,719 shares as of June 30, 2021	441	458	458
Additional paid-in capital	467,159	559,752	556,615
Accumulated other comprehensive income (loss)	2,388	(3,359)	(2,750)
Retained earnings	413,931	410,831	401,061
Total Granite Construction Incorporated shareholders’ equity	883,919	967,682	955,384
Non-controlling interests	33,316	27,881	32,858
Total equity	917,235	995,563	988,242
Total liabilities and equity	$2,291,332	$2,494,927	$2,478,898

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited - in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Construction	$632,260	$713,425	$1,107,195	$1,220,396
Materials	136,026	121,246	208,677	180,607
Total revenue	768,286	834,671	1,315,872	1,401,003
Cost of revenue
Construction	571,094	637,158	997,837	1,091,360
Materials	118,712	99,281	189,780	157,699
Total cost of revenue	689,806	736,439	1,187,617	1,249,059
Gross profit	78,480	98,232	128,255	151,944
Selling, general and administrative expenses	53,162	58,628	111,663	119,789
Other costs (see Note 7)	20,177	5,868	28,391	80,177
Gain on sales of property and equipment, net	(385)	(1,052)	(717)	(3,297)
Operating income (loss)	5,526	34,788	(11,082)	(44,725)
Other (income) expense
Interest income	(782)	(162)	(1,405)	(395)
Interest expense	3,896	5,502	7,471	10,874
Equity in income of affiliates, net	(541)	(2,607)	(235)	(2,875)
Other (income) expense, net	3,357	(1,800)	4,739	(2,026)
Total other expense, net	5,930	933	10,570	5,578
Income (loss) from continuing operations before income taxes	(404)	33,855	(21,652)	(50,303)
Provision for (benefit from) income taxes on continuing operations	2,549	7,710	(2,782)	(14,047)
Net income (loss) from continuing operations	(2,953)	26,145	(18,870)	(36,256)
Net income from discontinued operations	19,521	29,602	25,617	26,680
Net income (loss)	16,568	55,747	6,747	(9,576)
Amount attributable to non-controlling interests from continuing operations	583	(1,286)	(2,535)	(2,158)
Net income (loss) attributable to Granite Construction Incorporated from continuing operations	(2,370)	24,859	(21,405)	(38,414)
Net income attributable to Granite Construction Incorporated from discontinued operations	19,521	29,602	25,617	26,680
Net income (loss) attributable to Granite Construction Incorporated	$17,151	$54,461	$4,212	$(11,734)

Net income (loss) per share attributable to common shareholders (see Note 16):
Basic continuing operations per share	$(0.05)	$0.54	$(0.47)	$(0.84)
Basic discontinued operations per share	0.44	0.65	0.57	0.58
Basic earnings (loss) per share	$0.39	$1.19	$0.10	$(0.26)

Diluted continuing operations per share	$(0.05)	$0.52	$(0.47)	$(0.84)
Diluted discontinued operations per share	0.44	0.62	0.57	0.58
Diluted earnings (loss) per share	$0.39	$1.14	$0.10	$(0.26)

Weighted average shares outstanding:
Basic	44,534	45,798	45,128	45,748
Diluted	44,534	47,798	45,128	45,748

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited - in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$16,568	$55,747	$6,747	$(9,576)
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on cash flow hedges	$(377)	$293	$2,059	$1,227
Less: reclassification for net gains included in interest expense	1,282	568	3,042	1,178
Net change	$905	$861	$5,101	$2,405
Foreign currency translation adjustments, net	(90)	103	646	(122)
Other comprehensive income	$815	$964	$5,747	$2,283
Comprehensive income (loss)	$17,383	$56,711	$12,494	$(7,293)
Non-controlling interests in comprehensive (income) loss	583	(1,286)	(2,535)	(2,158)
Comprehensive income (loss) attributable to Granite Construction Incorporated	$17,966	$55,425	$9,959	$(9,451)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited - in thousands, except share data)

	Outstanding Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Granite Shareholders’ Equity	Non-controlling Interests	Total Equity
Balances at March 31, 2022	45,364,137	$454	$515,262	$1,573	$402,550	$919,839	$37,324	$957,163
Net income (loss)	—	—	—	—	17,151	17,151	(583)	16,568
Other comprehensive income	—	—	—	815	—	815	—	815
Repurchases of common stock (1)	(1,325,706)	(13)	(50,151)	—	—	(50,164)	—	(50,164)
Restricted stock units (“RSUs”) vested	30,596	—	—	—	—	—	—	—
Dividends on common stock ($0.13 per share)	—	—	75	—	(5,846)	(5,771)	—	(5,771)
Transactions with non-controlling interests	—	—	—	—	—	—	(3,425)	(3,425)
Stock-based compensation expense and other	9,442	—	1,973	—	76	2,049	—	2,049
Balances at June 30, 2022	44,078,469	$441	$467,159	$2,388	$413,931	$883,919	$33,316	$917,235

Balances at March 31, 2021	45,791,712	$458	$554,186	$(3,714)	$352,610	$903,540	$27,655	$931,195
Net income	—	—	—	—	54,461	54,461	1,286	55,747
Other comprehensive income	—	—	—	964	—	964	—	964
Repurchases of common stock (1)	(4,982)	—	(199)	—	—	(199)	—	(199)
RSUs vested	31,992	—	—	—	—	—	—	—
Dividends on common stock ($0.13 per share)	—	—	—	—	(5,956)	(5,956)	—	(5,956)
Transactions with non-controlling interests	—	—	—	—	—	—	3,917	3,917
Stock-based compensation expense and other	(3)	—	2,628	—	(54)	2,574	—	2,574
Balances at June 30, 2021	45,818,719	$458	$556,615	$(2,750)	$401,061	$955,384	$32,858	$988,242

Balances at December 31, 2021	45,840,260	$458	$559,752	$(3,359)	$410,831	$967,682	$27,881	$995,563
Cumulative effect of newly adopted accounting standard (see Note 2)	—	—	(26,961)	—	10,543	(16,418)	—	(16,418)
Balances at January 1, 2022	45,840,260	458	532,791	(3,359)	421,374	951,264	27,881	979,145
Net income	—	—	—	—	4,212	4,212	2,535	6,747
Other comprehensive income	—	—	—	5,747	—	5,747	—	5,747
Repurchases of common stock (1)	(1,991,586)	(19)	(70,357)	—	—	(70,376)	—	(70,376)
RSUs vested	220,766	2	(2)	—	—	—	—	—
Dividends on common stock ($0.13 per share)	—	—	144	—	(11,731)	(11,587)	—	(11,587)
Transactions with non-controlling interests	—	—	—	—	—	—	2,900	2,900
Stock-based compensation expense and other	9,029	—	4,583	—	76	4,659	—	4,659
Balances at June 30, 2022	44,078,469	$441	$467,159	$2,388	$413,931	$883,919	$33,316	$917,235

Balances at December 31, 2020	45,668,541	$457	$555,407	$(5,035)	$424,835	$975,664	$15,946	$991,610
Net income (loss)	—	—	—	—	(11,734)	(11,734)	2,158	(9,576)
Other comprehensive income	—	—	—	2,283	—	2,283	—	2,283
Repurchases of common stock (1)	(62,600)	(1)	(2,497)	—	—	(2,498)	—	(2,498)
RSUs vested	213,567	2	(2)	—	—	—	—	—
Dividends on common stock ($0.13 per share)	—	—	—	—	(11,909)	(11,909)	—	(11,909)
Transactions with non-controlling interests	—	—	—	—	—	—	14,754	14,754
Stock-based compensation expense and other	(789)	—	3,707	2	(131)	3,578	—	3,578
Balances at June 30, 2021	45,818,719	$458	$556,615	$(2,750)	$401,061	$955,384	$32,858	$988,242
(1) This amount represents employee tax withholding for RSUs vested under our 2012 and 2021 Equity Incentive Plans and stock repurchased in 2022 and 2021, including shares purchased in connection with the accelerated share repurchase in 2022 (see Note 1) under the Board-approved repurchase plan.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - in thousands)

Six Months Ended June 30,	2022	2021
Operating activities
Net income (loss)	$6,747	$(9,576)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, depletion and amortization	32,328	52,853
Amortization related to long-term debt (see Note 15)	1,423	4,666
Gain on sale of discontinued operations (see Note 3)	(6,234)	—
Gain on sales of property and equipment, net	(9,513)	(34,190)
Deferred income taxes	2,545	—
Stock-based compensation	4,376	3,642
Equity in net (income) loss from unconsolidated joint ventures	17,228	(6,972)
Net loss from affiliates	(6,165)	(8,039)
Other non-cash adjustments	(84)	1,483
Changes in assets and liabilities:
Deposit/insurance receivable for legal settlement (see Note 18)	—	(63,000)
Receivables	(69,114)	(48,584)
Contract assets, net	(71,282)	(28,111)
Inventories	(18,618)	(6,062)
Contributions to unconsolidated construction joint ventures	(33,563)	(47,580)
Distributions from unconsolidated construction joint ventures and affiliates	6,522	7,029
Other assets, net	15,627	(7,197)
Accounts payable	17,983	26,056
Accrual for expected resolution of SEC investigation (see Note 18)	12,000	-
Accrual for legal settlement (see Note 18)	—	129,000
Accrued expenses and other liabilities, net	(5,484)	3,578
Net cash used in operating activities	$(103,278)	$(31,004)
Investing activities
Purchases of marketable securities	(49,968)	(5,000)
Purchases of property and equipment	(73,216)	(46,437)
Proceeds from sales of property and equipment	15,289	48,517
Proceeds from the sale of discontinued operations (see Note 3)	142,571	—
Issuance of notes receivable	(4,560)	—
Collection of notes receivable	201	4,581
Net cash provided by investing activities	$30,317	$1,661
Financing activities
Proceeds from long-term debt	50,000	—
Debt principal repayments	(124,660)	(4,677)
Cash dividends paid	(11,857)	(11,890)
Repurchases of common stock (See Note 1)	(70,374)	(2,497)
Contributions from non-controlling partners	6,327	11,350
Distributions to non-controlling partners	(6,700)	(5,836)
Other financing activities, net	209	(62)
Net cash used in financing activities	$(157,055)	$(13,612)
Net decrease in cash, cash equivalents and restricted cash	(230,016)	(42,955)
Cash, cash equivalents and $1,512 in restricted cash at beginning of each period	413,655	437,648
Cash, cash equivalents and $0 and $1,512 in restricted cash at end of each period	$183,639	$394,693
Less: Cash, cash equivalents and $0 and $1,512 in restricted cash included in current assets held-for-sale at end of each period	8,617	17,073
Cash and cash equivalents of continuing operations at end of period	$175,022	$377,620

Supplementary Information
Right of use assets obtained in exchange for lease obligations	$8,167	$7,997
Cash paid for operating lease liabilities	$11,667	$10,956
Cash paid during the period for:
Interest	$6,786	$8,078
Income taxes	$1,553	$1,817
Non-cash investing and financing activities:
RSUs issued, net of forfeitures	$7,688	$7,554
Dividends declared but not paid	$5,730	$5,956
Contributions from non-controlling partners	$3,274	$9,240
Accrued equipment purchases	$(5,149)	$3,024

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (“we,” “us,” “our,” the “Company” or “Granite”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), are unaudited and should be read in conjunction with our Annual Report on Form 10-K for the year ended  December 31, 2021 (“Annual Report”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to state fairly our financial position at  June 30, 2022 and 2021 and the results of our operations and cash flows for the periods presented. The  December 31, 2021 condensed consolidated balance sheet data included herein was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.

We prepared the accompanying condensed consolidated financial statements on the same basis as our annual consolidated financial statements, except for the adoptions of Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”) on January 1, 2022, ASUs 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”) and 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”), on June 30, 2022, the impacts of which are described in Note 2.

Out-of-period Adjustments: In the second quarter of 2022, we recorded immaterial out-of-period adjustments which resulted in a net $4.1 million increase to loss from continuing operations before income taxes for the three months ended June 30, 2022 with no net impact on the six months ended June 30, 2022. Management has determined that these errors were not material to any of its previously issued financial statements.

Stock Purchase Programs: On May 2, 2022, we entered into an accelerated share repurchase agreement (“Accelerated Share Repurchase”) with Bank of Montreal. The Accelerated Share Repurchase was entered into pursuant to the existing share repurchase program. On May 2, 2022, we paid $50.0 million to the bank and received 80% of the notional amount, or $40.0 million, in shares using the closing price on the trade date. This equated to approximately 1.32 million shares, which were immediately retired. The final number of shares to be repurchased under the Accelerated Share Repurchase will be based on the average of the daily volume-weighted average price of Granite’s common stock, less a discount, during the term of the Accelerated Share Repurchase; final settlement is expected to occur in the third quarter of 2022. The Accelerated Share Repurchase is primarily included in Additional paid-in capital on the Condensed Consolidated Balance Sheet as well as in Repurchases of common stock on the Condensed Consolidated Statement of Shareholders’ Equity and within Financing activities on the Condensed Consolidated Statement of Cash Flows.

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

Our operations are typically affected more by weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability. Therefore, the results of operations for the three and six months ended  June 30, 2022 are not necessarily indicative of the results to be expected for the full year.

2.  Recently Issued and Adopted Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, which provides optional guidance to ease the potential burden in accounting for the effects of the transition away from LIBOR and other reference rates. Also, in January 2021, the FASB issued ASU 2021-01, which provided clarification guidance to ASU 2020-04. We adopted these ASUs during the quarter ended June 30, 2022, in conjunction with entering into our Fourth Amended and Restated Credit Agreement (see Note 15), which replaced the London Interbank Offered Rate (“LIBOR”) with the Secured Overnight Financing Rate ("SOFR") administered by the Federal Reserve Bank of New York for purposes of interest rate calculation. The adoption of these ASUs did not have a material impact on our condensed consolidated financial statements.

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

As of June 30, 2022, the 2.75% Convertible Notes comprised our only convertible debt instrument. The 2.75% Convertible Notes were issued in November 2019 in an aggregate principal amount of $230.0 million, with an interest rate of 2.75% and a maturity date of November 1, 2024, unless earlier converted, redeemed or repurchased. The 2.75% Convertible Notes are convertible at the option of the holders prior to  May 1, 2024 only during certain periods and upon the occurrence of certain events. After May 1, 2024, the 2.75% Convertible Notes will be convertible at the option of the holders at any time until  October 30, 2024.

The conversion rate applicable to the 2.75% Convertible Notes is 31.7776 shares of Granite common stock per $1,000 principal amount of 2.75% Convertible Notes, which is equivalent to a conversion price of approximately $31.47 per share of Granite common stock. Upon conversion, we will pay or deliver shares of Granite common stock or a combination of cash and shares of Granite common stock, at our election. In addition, upon the occurrence of a “make-whole fundamental change” as defined in the indenture governing the 2.75% Convertible Notes, (the “Indenture”) we will, in certain circumstances, increase the conversion rate for a holder that elects to convert its 2.75% Convertible Notes in connection with such a make-whole fundamental change.

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

On March 16, 2022, we completed the sale of Inliner to Inland Pipe Rehabilitation LLC (“IPR”) and 1000097155 Ontario Inc. (“Ontario” and together with IPR, the “Purchasers”), investment affiliates of J.F. Lehman & Company, for a purchase price of $159.7 million, subject to certain adjustments. As a result of the sale, we received cash proceeds of $142.6 million based on preliminary post-closing adjustments and we recognized a gain of $6.2 million. The gain on sale was included in the net income from discontinued operations in the condensed consolidated statements of operations during the three months ended March 31, 2022. The Water Resources and Mineral Services businesses continued to meet the criteria for classification as held-for-sale and the financial results remain in discontinued operations as of June 30, 2022 and are expected to be sold by the end of 2022.

The following table presents summarized balance sheet information of assets and liabilities held-for-sale:

(in thousands)	June 30, 2022	December 31, 2021	June 30, 2021
Cash and cash equivalents	$8,617	$16,496	$15,561
Receivables, net	62,626	102,208	103,024
Contract assets	19,148	41,340	39,941
Inventories	12,490	19,625	21,840
Other current assets	1,142	1,781	3,901
Property and equipment, net	38,767	70,912	84,247
Investments in affiliates	53,240	48,675	50,309
Goodwill	19,985	63,063	63,124
Right of use assets	6,032	12,365	12,038
Other noncurrent assets	732	16,176	20,410
Total assets classified as held-for-sale	$222,779	$392,641	$414,395

Accounts payable	$18,429	$37,997	$44,850
Contract liabilities	3,466	7,129	8,435
Other current liabilities	21,737	27,764	26,202
Long-term lease liabilities	3,060	8,352	8,239
Other long-term liabilities	14	2,166	2,337
Total liabilities classified as held-for-sale	$46,706	$83,408	$90,063

The following table represents summarized statements of operations information of discontinued operations (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Revenue	$85,554	$129,501	$188,516	$233,082
Cost of revenue	70,386	110,787	159,113	204,762
Gross profit	15,168	18,714	29,403	28,320
Selling, general and administrative expenses	6,960	15,440	18,580	30,008
Other costs	(3,565)	85	(2,223)	1,611
Gain on sale of discontinued operations	—	—	(6,234)	—
Gain on sales of property and equipment, net (1), (2)	(8,530)	(30,583)	(8,796)	(30,893)
Operating income	20,303	33,772	28,076	27,594
Other income, net	(4,426)	(3,739)	(6,034)	(6,297)
Income from discontinued operations before income taxes	24,729	37,511	34,110	33,891
Provision for income taxes	5,208	7,909	8,493	7,211
Net income from discontinued operations	$19,521	$29,602	$25,617	$26,680

(1) In June 2021, we completed a sale-leaseback transaction for two properties in California. The sale of these properties resulted in a reduction in net property and equipment of $11.1 million and a $2.4 million addition to both right of use assets and lease liabilities on the held-for-sale balance sheets, as well as a $29.7 million gain on sales of property and equipment on the discontinued operations statements of operations.

(2) In June 2022, we completed a sale-leaseback transaction on a property in Arizona. The sale of this property resulted in a reduction in net property and equipment of $3.8 million and a $1.1 million addition to both right of use assets and lease liabilities on the held-for-sale balance sheets, as well as an $8.2 million gain on sales of property and equipment on the discontinued operations statements of operations.

As required per ASC Topic 205-20, Presentation of financial statements - Discontinued operations, components included in the condensed consolidated statement of cash flows for the discontinued operations are as follows (in thousands):

Six months ended June 30,	2022	2021
Depreciation, depletion and amortization (1)	$—	$20,239
Gain on sale of discontinued operations	$6,234	$—
Gain on sale of property and equipment	$8,796	$30,893
Purchases of property and equipment	$5,597	$7,775
Proceeds from sales of property and equipment	$12,697	$44,287
Proceeds from sale of discontinued operations	$142,571	$—

(1) In accordance with ASC Topic 360, Property, Plant, and Equipment, we ceased recording depreciation and amortization for WMS property, plant and equipment, finite-lived tangible assets and right-of-use lease assets as of December 31, 2021.

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

In our review of these changes for the three and six months ended June 30, 2022 and 2021, we did not identify any material amounts that should have been recorded in a prior period.

There were no increases from revisions in estimates, which individually had an impact of $5.0 million or more on gross profit, for the periods presented. The projects with decreases from revisions in estimates, which individually had an impact of $5.0 million or more on gross profit, are summarized as follows (dollars in millions except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Number of projects with downward estimate changes	4	—	5	2
Range of reduction in gross profit from each project, net	$5.7 - 7.6	$—	$5.6 - 10.6	$5.3 - 6.1
Decrease to project profitability	$25.2	$—	$35.6	$11.4
Decrease to net income/increase to net loss from continuing operations	$19.3	$—	$27.3	$8.9
Amounts attributable to non-controlling interests	$3.0	$—	$3.0	$2.6
Decrease to net income/increase to net loss attributable to Granite Construction Incorporated from continuing operations	$16.3	$—	$24.2	$6.3
Decrease to net income/increase to net loss per diluted share attributable to common shareholders from continuing operations	$0.37	$—	$0.54	$0.14

The decreases during the three and six months ended June 30, 2022 were due to additional costs related to extended project duration, increased labor and materials costs, and disputed work being performed where there are ongoing legal claims. The decreases during the six months ended June 30, 2021 were due to additional costs from acceleration of work coupled with lower productivity than originally anticipated and weather impacts.

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

Three Months Ended June 30,

2022	Construction	Materials	Total
California	$199,357	$71,572	$270,929
Central	207,406	13,901	221,307
Mountain	225,497	50,553	276,050
Total	$632,260	$136,026	$768,286

2021	Construction	Materials	Total
California	$228,631	$70,490	$299,121
Central	287,994	10,720	298,714
Mountain	196,800	40,036	236,836
Total	$713,425	$121,246	$834,671

Six months ended June 30,

2022	Construction	Materials	Total
California	$343,744	$117,259	$461,003
Central	431,499	24,263	455,762
Mountain	331,952	67,155	399,107
Total	$1,107,195	$208,677	$1,315,872

2021	Construction	Materials	Total
California	$387,897	$112,446	$500,343
Central	541,287	19,100	560,387
Mountain	291,212	49,061	340,273
Total	$1,220,396	$180,607	$1,401,003

6.  Unearned Revenue

The following table presents our unearned revenue from continuing operations as of the respective periods:

(in thousands)	June 30, 2022	December 31, 2021	June 30, 2021
California	$873,322	$771,759	$969,444
Central	1,344,902	1,334,901	1,662,168
Mountain	666,652	488,425	667,359
Total	$2,884,876	$2,595,085	$3,298,971

All unearned revenue is in the Construction segment. Approximately $2.4 billion of the  June 30, 2022 unearned revenue is expected to be recognized within the next twelve months and the remaining amount will be recognized thereafter.

7.  Other Costs

Other costs included in the condensed consolidated statements of operations for the three and six months ended June 30, 2022 primarily consisted of $12 million in accrued charges related to the expected resolution of the SEC investigation as further described in Note 18. Other costs also included $4.8 million and $10.6 million for the three and six months ended June 30, 2022, respectively, of non-recurring legal fees related to the lawsuits discussed in Note 18, and $2.9 million and $5.5 million, respectively, of costs related to strategic acquisition and divestiture costs. Other costs for the six months ended June 30, 2021 primarily consisted of $66 million in net settlement charges as further described in Note 18. Other costs also included $6.2 million and $13.4 million for the three and six months ended June 30, 2021, respectively, of non-recurring legal and accounting fees related to the Audit/Compliance Committee’s independent investigation of prior-period reporting for the former Heavy Civil operating group, which was completed in early 2021.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

8.  Contract Assets and Liabilities

As a result of changes in contract transaction price related to performance obligations that were satisfied or partially satisfied prior to the end of the periods, we recognized revenue of $71.0 million and $112.1 million during the three and six months ended June 30, 2022, respectively, and $39.4 million and $100.9 million during the three and six months ended 2021, respectively. The changes in contract transaction price were from items such as executed or estimated change orders and unresolved contract modifications and claims.

As of  June 30, 2022, December 31, 2021 and June 30, 2021, the aggregate claim recovery estimates included in contract asset balances were $59.1 million, $39.0 million and $47.7 million, respectively.

The components of the contract asset balances as of the respective dates were as follows:

(in thousands)	June 30, 2022	December 31, 2021	June 30, 2021
Costs in excess of billings and estimated earnings	$47,184	$14,158	$46,771
Contract retention	143,003	131,279	107,771
Total contract assets	$190,187	$145,437	$154,542

As of  June 30, 2022, December 31, 2021 and June 30, 2021, contract retention receivable from Brightline Trains Florida LLC represented 14.2%, 17.2% and 14.0%, respectively, of total contract assets. No other contract retention receivable individually exceeded 10% of total contract assets at any of the presented dates. The majority of the contract retention balance is expected to be collected within one year.

As work is performed, revenue is recognized and the corresponding contract liabilities are reduced. We recognized revenue of $47.7 million and $207.6 million during the three and six months ended June 30, 2022, respectively, and $28.4 and $167.6 during the three and six months ended  June 30, 2021, respectively, that was included in the contract liability balances at  December 31, 2021 and 2020, respectively.

The components of the contract liability balances as of the respective dates were as follows:

(in thousands)	June 30, 2022	December 31, 2021	June 30, 2021
Billings in excess of costs and estimated earnings, net of retention	$159,541	$169,542	$139,327
Provisions for losses	19,781	30,499	27,088
Total contract liabilities	$179,322	$200,041	$166,415

9.  Receivables, net

Receivables include billed and unbilled amounts for services provided to clients for which we have an unconditional right to payment as of the end of the applicable period and generally do not bear interest. The following table presents major categories of receivables:

(in thousands)	June 30, 2022	December 31, 2021	June 30, 2021
Contracts completed and in progress:
Billed	$221,084	$236,053	$187,188
Unbilled	160,336	126,371	189,332
Total contracts completed and in progress	381,420	362,424	376,520
Materials sales	75,634	43,746	64,017
Other	71,352	59,496	104,756
Total gross receivables	528,406	465,666	545,293
Less: allowance for credit losses	1,129	1,078	1,379
Total net receivables	$527,277	$464,588	$543,914

Included in other receivables at  June 30, 2022, December 31, 2021 and June 30, 2021, were items such as estimated recovery from back charge claims, notes receivable, insurance receivable, fuel tax refunds and income tax refunds. Other receivables at June 30, 2022 and December 31, 2021 also included $24.9 million and $20.4 million, respectively, of working capital contributions in the form of a loan to a partner in one of our unconsolidated joint ventures that bears interest at prime plus 3.0% per annum. Other than the $63.0 million insurance receivable recorded as of June 30, 2021 related to the settlement discussed in Note 18, which was collected in October 2021 and is in a settlement escrow account included in Other current assets in the Condensed Consolidated Balance Sheets as of June 30, 2022, no other receivable individually exceeded 10% of total net receivables at any of these dates.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

10.  Fair Value Measurement

The following tables summarize significant assets and liabilities measured at fair value in the condensed consolidated balance sheets on a recurring basis for each of the fair value levels (in thousands):

	Fair Value Measurement at Reporting Date Using
June 30, 2022	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$2,444	$—	$—	$2,444
Other current assets
Commodity swap	—	2,524	—	2,524
Total assets	$2,444	$2,524	$—	$4,968

December 31, 2021
Cash equivalents
Money market funds	$65,233	$—	$—	$65,233
Total assets	$65,233	$—	$—	$65,233
Accrued and other current liabilities
Interest rate swap	$—	$3,514	$—	$3,514
Total liabilities	$—	$3,514	$—	$3,514

June 30, 2021
Cash equivalents
Money market funds	$23,489	$—	$—	$23,489
Other current assets
Commodity swap	—	1,550	—	1,550
Total assets	$23,489	$1,550	$—	$25,039
Accrued and other current liabilities
Interest rate swap	$—	$5,770	$—	$5,770
Total liabilities	$—	$5,770	$—	$5,770

Interest Rate Swaps

In connection with entering into the Third Amended and Restated Credit Agreement, we entered into two amortizing interest rate swaps with a combined initial notional amount of $150.0 million, with effective dates of May 2018 and maturity dates in  May 2023. The interest rate swaps were designated as cash flow hedges through the three months ended March 31, 2021 and de-designated as cash flow hedges during the three months ended June 30, 2021.

During the six months ended June 30, 2022, we terminated the entirety of our floating-to-fixed interest rate swaps in connection with the prepayments of our term loan (see Note 15). The impact to interest expense on the condensed consolidated statements of operations was $1.5 million and $2.2 million for the three and six months ended June 30, 2022.

Commodity Swaps

As of June 30, 2022, we held commodity swaps for crude oil designated as cash flow hedges with a total outstanding notional amount of $15.0 million with a maturity date of  October 31, 2022. The financial statement impact for the three and six months ended June 30, 2022 was a realized gain of $2.4 million and $2.8 million, respectively. In addition, for the three months ended June 30, 2022, the commodity swaps had an unrealized loss of $0.5 million, and for the six months ended June 30, 2022, the commodity swaps had an unrealized gain of $2.8 million. As of June 30, 2021, we held commodity swaps for crude oil that were designated as cash flow hedges with a total outstanding notional amount of $4.9 million that matured in  October 2021. The total commodity swap gain for these swaps was $1.0 million.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Other Assets and Liabilities

The carrying values and estimated fair values of financial instruments that are not required to be recorded at fair value in the condensed consolidated balance sheets were as follows:

		June 30, 2022		December 31, 2021		June 30, 2021
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Held-to-maturity marketable securities (1)	Level 1	$66,675	$65,565	$15,600	$15,459	$10,850	$10,801
Liabilities (including current maturities):
2.75% Convertible Notes (2),(3)	Level 2	$230,000	$253,000	$207,354	$313,785	$203,771	$333,500
Third Amended and Restated Credit Agreement - term loan (2)	Level 3	$—	$—	$123,750	$124,598	$127,500	$128,639
Fourth Amended and Restated Credit Agreement - revolver (2)	Level 3	$50,000	$50,056	$—	$—	$—	$—

(1) All marketable securities as of June 30, 2022,  December 31, 2021 and  June 30, 2021 were classified as held-to-maturity and consisted of U.S. Government and agency obligations and corporate commercial paper maturing in two months to three years.

(2) The fair value of the 2.75% Convertible Notes is based on the median price of the notes in an active market. The fair value of the Third Amended and Restated Credit Agreement and Fourth Amended and Restated Credit Agreement is based on borrowing rates available to us for long-term loans with similar terms, average maturities, and credit risk. See Note 15 for more information about the 2.75% Convertible Notes, the Third Amended and Restated Credit Agreement and Fourth Amended and Restated Credit Agreement.

(3) Excluded from the carrying value is debt discount of $22.6 million and $26.2 million as of  December 31, 2021 and June 30, 2021, respectively, related to the 2.75% Convertible Notes (see Notes 2 and 15).

During the three and six months ended June 30, 2022 and 2021, we did not record any fair value adjustments related to nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

11.  Construction Joint Ventures

We participate in various construction joint ventures. We have determined that certain of these joint ventures are consolidated because they are variable interest entities (“VIEs”) and we are the primary beneficiary. We continually evaluate whether there are changes in the status of the VIEs or changes to the primary beneficiary designation of the VIE. Based on our assessments during the three and six months ended June 30, 2022, we determined no change was required for existing joint ventures.

Due to the joint and several nature of the performance obligations under the related owner contracts, if any of our partners fail to perform, we and the remaining partners, if any, would be responsible for performance of the outstanding work (i.e., we provide a performance guarantee). At  June 30, 2022, there was approximately $309.7 million of construction revenue to be recognized on unconsolidated construction joint venture contracts of which $110.3 million represented our share and the remaining $199.4 million represented our partners’ share. We are not able to estimate amounts that may be required beyond the remaining cost of the work to be performed. These costs could be offset by billings to the customer or by proceeds from our partners’ corporate and/or other guarantees.

Consolidated Construction Joint Ventures (“CCJVs”)

At  June 30, 2022, we were engaged in nine active CCJV projects with total contract values ranging from $12.1 million to $439.4 million for a combined total of $1.8 billion of which our share was $1.0 billion. As of June 30, 2022, our share of revenue remaining to be recognized on these CCJVs was $225.9 million and ranged from $4.7 million to $56.2 million by project. Our proportionate share of the equity in these joint ventures was between 50.0% and 70.0%. During the three and six months ended June 30, 2022 and 2021, total revenue from CCJVs was $119.4 million, $227.0 million, $114.9 million and $197.5 million, respectively. During the six months ended June 30, 2022, CCJVs used $13.4 million of operating cash flows and during the six months ended June 30, 2021, CCJVs provided $19.4 million of operating cash flows, respectively.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Unconsolidated Construction Joint Ventures

As of  June 30, 2022, we were engaged in eight active unconsolidated joint venture projects with total contract values ranging from $12.3 million to $3.8 billion for a combined total of $9.7 billion of which our share was $2.7 billion. Our proportionate share of the equity in these unconsolidated construction joint ventures ranged from 20.0% to 50.0%. As of  June 30, 2022, our share of the revenue remaining to be recognized on these unconsolidated construction joint ventures was $110.3 million and ranged from $1.1 million to $34.8 million by project.

The following is summary financial information related to unconsolidated construction joint ventures:

(in thousands)	June 30, 2022	December 31, 2021	June 30, 2021
Assets
Cash, cash equivalents and marketable securities	$148,446	$182,891	$139,381
Other current assets (1)	672,274	661,342	795,440
Noncurrent assets	85,863	103,579	140,160
Less partners’ interest	602,618	633,634	716,678
Granite’s interest (1),(2)	$303,965	$314,178	$358,303
Liabilities
Current liabilities	$228,686	$307,674	$432,130
Less partners’ interest and adjustments (3)	99,053	154,771	235,649
Granite’s interest	$129,633	$152,903	$196,481
Equity in construction joint ventures (4)	$174,332	$161,275	$161,822

(1) Included in this balance and in accrued expenses and other current liabilities on the condensed consolidated balance sheets as of  June 30, 2022,  December 31, 2021 and  June 30, 2021 was $77.4 million, $82.1 million and $82.3 million, respectively, related to performance guarantees.

(2) Included in this balance as of June 30, 2022, December 31, 2021 and June 30, 2021, was $109.5 million, $103.8 million and $96.7 million, respectively, related to Granite’s share of estimated cost recovery of customer affirmative claims. In addition, this balance included $2.9 million, $10.7 million and $14.1 million related to Granite’s share of estimated recovery of back charge claims as of  June 30, 2022,  December 31, 2021 and  June 30, 2021, respectively.

(3) Partners’ interest and adjustments includes amounts to reconcile total net assets as reported by our partners to Granite’s interest adjusted to reflect our accounting policies and estimates primarily related to contract forecast differences.

(4) Included in this balance and in accrued expenses and other current liabilities on our condensed consolidated balance sheets was $12.7 million, $28.6 million and $33.6 million as of  June 30, 2022,  December 31, 2021 and June 30, 2021, respectively, related to deficits in unconsolidated construction joint ventures, which includes provisions for losses.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Revenue
Total	$91,564	$263,558	$252,703	$495,600
Less partners’ interest and adjustments (1)	68,374	176,657	179,858	328,977
Granite’s interest	23,190	86,901	$72,845	$166,623
Cost of revenue
Total	93,162	249,494	$251,083	$497,564
Less partners’ interest and adjustments (1)	56,897	169,041	161,549	337,775
Granite’s interest	36,265	80,453	$89,534	$159,789
Granite’s interest in gross profit (loss)	$(13,075)	$6,448	(16,689)	$6,834
Net Income (Loss)
Total	$(2,871)	$13,813	$296	$(2,190)
Less partners’ interest and adjustments (1)	10,730	7,262	17,524	(9,159)
Granite’s interest in net income (loss) (2)	$(13,601)	$6,551	$(17,228)	$6,969

(1) Partners’ interest and adjustments includes amounts to reconcile total revenue and total cost of revenue as reported by our partners to Granite’s interest adjusted to reflect our accounting policies and estimates primarily related to contract forecast and/or actual differences.

(2) These joint venture net income/(loss) amounts exclude our corporate overhead required to manage the joint ventures and include taxes only to the extent the applicable states have joint venture level taxes.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

12.  Investments in Affiliates

Our investments in affiliates balance consists of equity method investments in the following types of entities:

(in thousands)	June 30, 2022	December 31, 2021	June 30, 2021
Real estate	$9,619	$9,619	$11,914
Asphalt terminal	13,584	13,749	13,403
Total investments in affiliates	$23,203	$23,368	$25,317

The following table provides summarized balance sheet information for our affiliates accounted for under the equity method on a combined basis:

(in thousands)	June 30, 2022	December 31, 2021	June 30, 2021
Current assets	$34,822	$34,374	$32,528
Noncurrent assets	75,679	78,829	68,929
Total assets	$110,501	$113,203	$101,457
Current liabilities	$21,182	$23,685	$18,794
Long-term liabilities (1)	32,364	48,104	29,596
Total liabilities	$53,546	$71,789	$48,390
Net assets	$56,955	$41,414	$53,067
Granite’s share of net assets	$23,203	$23,368	$25,317

(1) This balance is primarily related to local bank debt for equipment purchases and debt associated with our real estate investments.

Of the $110.5 million of total affiliate assets as of June 30, 2022, we had investments in two real estate entities with total assets of $77.4 million and the asphalt terminal entity had total assets of $33.1 million. As of  June 30, 2022,  December 31, 2021 and  June 30, 2021, all of the investments in real estate affiliates were in residential real estate in Texas. As of June 30, 2022, our percent ownership in the real estate entities ranged from 10% to 25%.

13.  Property and Equipment, net

Balances of major classes of assets and total accumulated depreciation and depletion are included in property and equipment, net in the condensed consolidated balance sheets as follows:

(in thousands)	June 30, 2022	December 31, 2021	June 30, 2021
Equipment and vehicles	$908,941	$870,672	$849,011
Quarry property	206,067	191,982	195,284
Land and land improvements	109,420	108,518	117,394
Buildings and leasehold improvements	97,222	96,180	98,591
Office furniture and equipment	77,982	75,043	73,403
Property and equipment	1,399,632	1,342,395	1,333,683
Less: accumulated depreciation and depletion	935,039	908,891	900,787
Property and equipment, net	$464,593	$433,504	$432,896

14.  Accrued Expenses and Other Current Liabilities

(in thousands)	June 30, 2022	December 31, 2021	June 30, 2021
Accrued insurance	$82,538	$76,999	$77,436
Deficits in unconsolidated construction joint ventures	12,696	28,636	33,608
Payroll and related employee benefits	77,582	87,460	87,096
Performance guarantees	77,434	82,112	82,280
Accrual for expected resolution of SEC investigation (see Note 18)	12,000	-	-
Accrued legal settlement (see Note 18)	129,000	129,000	129,000
Other	43,811	48,622	50,097
Total	$435,061	$452,829	$459,517

Other includes short-term lease liabilities, dividends payable, warranty reserves, asset retirement obligations, remediation reserves and other miscellaneous accruals, none of which are greater than 5% of total current liabilities.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

15.  Long-Term Debt and Credit Arrangements

(in thousands)	June 30, 2022	December 31, 2021	June 30, 2021
2.75% Convertible Notes	$230,000	$207,354	$203,771
Third Amended and Restated Credit Agreement - term loan	—	123,750	127,500
Fourth Amended and Restated Credit Agreement - revolver	50,000	—	—
Debt issuance costs and other	8,230	8,814	8,660
Total debt	$288,230	$339,918	$339,931
Less current maturities	1,429	8,727	8,709
Total long-term debt	$286,801	$331,191	$331,222

During the six months ended June 30, 2022, we prepaid 100% of our outstanding term loan and replaced the Third Amended and Restated Credit Agreement dated May 31, 2018 with the Fourth Amended and Restated Credit Agreement (the “Credit Agreement”) maturing June 2, 2027. The Credit Agreement is a $350.0 million senior secured, five year revolving facility (the “Revolver”), including an accordion feature allowing us to increase borrowings up to the greater of (a) $200.0 million and (b) 100% of twelve-month trailing EBITDA, subject to lender approval. The Credit Agreement includes a $150.0 million sublimit for letters of credit ($75.0 million for financial letters of credit) and a $20.0 million sublimit for swingline loans.

We may borrow on the Revolver, at our option, at either (a) the SOFR term rate plus a credit adjustment spread plus applicable margin ranging from 1.0% to 2.0%, or (b) a base rate plus an applicable margin ranging from 0.0% to 1.0%. The applicable margin is based on our Consolidated Leverage Ratio (as defined in our Credit Agreement), calculated quarterly. As of  June 30, 2022, the total unused availability under the Credit Agreement was $267.1 million, resulting from $32.9 million in issued and outstanding letters of credit and $50.0 million drawn under the Revolver. The letters of credit had expiration dates between August 2022 and  December 2025. As of June 30, 2022, the applicable rate was 1.8% for loans under the Credit Agreement bearing interest based on SOFR and 0.8% for loans bearing interest at the base rate. Accordingly, the effective interest rates at  June 30, 2022 for SOFR and base rate loans were 3.4% and 5.5%, respectively.

The amended Credit Agreement contains certain affirmative and restrictive covenants, and customary events of default. The financial covenants include a maximum Consolidated Leverage Ratio of 3.25 to 1.00 and a minimum Consolidated Interest Coverage Ratio (as defined in the amended Credit Agreement) of 3.00 to 1.00. As of June 30, 2022, the Consolidated Leverage Ratio was 2.57, which did not exceed the maximum of 3.25. Our Consolidated Interest Coverage Ratio was 6.53, which was above the minimum of 3.00.

Effective January 1, 2022, we adopted ASU 2020-06 (see Note 2), which updated our accounting for the 2.75% Convertible Notes.

During the three and six months ended June 30, 2022, we did not record amortization of the debt discount due to the implementation of ASU 2020-06, and during the three and six months ended June 30, 2021, we recorded $1.8 million and $3.5 million, respectively, of amortization of the debt discount. During the three and six months ended June 30, 2022 and 2021, we recorded $0.4 million, $0.7 million, $0.3 million and $0.6 million, respectively, of amortization related to debt issuance costs.

16.  Weighted Average Shares Outstanding and Net Income (Loss) Per Share

The following table presents a reconciliation of the weighted average shares of common stock used in calculating basic and diluted net income (loss) per share as well as the calculation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Numerator (basic and diluted)
Net income (loss) from continuing operations allocated to common shareholders	$(2,370)	$24,859	$(21,405)	$(38,414)
Net income from discontinued operations allocated to common shareholders	19,521	29,602	$25,617	$26,680
Net income (loss) allocated to common shareholders	$17,151	$54,461	$4,212	$(11,734)
Denominator
Weighted average common shares outstanding, basic	44,534	45,798	45,128	45,748
Dilutive effect of RSUs and convertible notes	—	454	—	—
Dilutive effect of 2.75% Convertible Notes	—	1,546	—	—
Weighted average common shares outstanding, diluted	44,534	47,798	45,128	45,748
Basic:
Net income (loss) from continuing operations per share	$(0.05)	$0.54	$(0.47)	$(0.84)
Net income from discontinued operations per share	0.44	0.65	0.57	0.58
Net income (loss) per share	$0.39	$1.19	$0.10	$(0.26)

Diluted:
Net income (loss) from continuing operations per share	$(0.05)	$0.52	$(0.47)	$(0.84)
Net income from discontinued operations per share	0.44	0.62	0.57	0.58
Net income (loss) per share	$0.39	$1.14	$0.10	$(0.26)

Due to the net loss from continuing operations for the three months ended June 30, 2022 and the six months ended  June 30, 2022 and 2021, RSUs representing 452,000, 493,000 and 503,000 shares, respectively, and the potential dilution from the 2.75% Convertible Notes converting into 7,309,000, 7,309,000 and 1,066,000 shares of common stock, respectively, (see Note 1) have been excluded from the number of shares used in calculating diluted net loss per share, as their inclusion would have been antidilutive.

17.  Income Taxes

The following table presents the provision for (benefit from) income taxes on continuing operations for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Provision for (benefit from) income taxes on continuing operations	$2,549	$7,710	$(2,782)	$(14,047)
Effective tax rate	(630.9%)	22.8%	12.8%	27.9%

Our effective tax rate for the three and six months ended June 30, 2022 was lower than the prior year primarily due to a $12 million accrual related to the expected resolution of the SEC investigation discussed further in Note 18. The expected payment of $12 million is non-deductible for tax purposes and is recognized as a discrete adjustment in the current quarter. The tax impact of this discrete adjustment relative to the small loss from continuing operations before income taxes results in the disproportionately large negative tax rate for the current quarter.

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

The total liabilities for legal proceedings recorded as of June 30, 2022 and  December 31, 2021 were $129 million, $63 million of which was paid through insurance proceeds, which have been fully funded into a settlement escrow account. The balance of the settlement escrow account is included in other current assets in the consolidated balance sheets. As of  June 30, 2021, the total liabilities recorded for legal proceedings, net of insurance receivable, were $66 million. Additionally, as further discussed below, during the quarter ended June 30, 2022, we accrued $12 million relating to the expected resolution of the SEC investigation.

Ordinary Course Legal Proceedings

In the ordinary course of business, we and our affiliates are involved in various legal proceedings alleging, among other things, liability issues or breach of contract or tortious conduct in connection with the performance of services and/or materials provided, the various outcomes of which often cannot be predicted with certainty. For information on our accounting policies regarding affirmative claims and back charges that we are party to in the ordinary course of business, see Note 1 of our Annual Report. We and our affiliates are also subject to government inquiries in the ordinary course of business seeking information concerning our compliance with government construction contracting requirements and various laws and regulations, the outcomes which often cannot be predicted with certainty.

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

Securities Litigation and Derivative Lawsuits

On  August 13, 2019, a securities class action was filed in the United States District Court for the Northern District of California against the Company, James H. Roberts, our former President and Chief Executive Officer, and Jigisha Desai, our former Senior Vice President and Chief Financial Officer and Executive Vice President and Chief Strategy Officer. An amended complaint was filed on  February 20, 2020 that, among other things, added Laurel Krzeminski, our former Chief Financial Officer, as a defendant. The amended complaint was brought on behalf of an alleged class of persons or entities that acquired our common stock between  April 30, 2018 and  October 24, 2019, and alleged claims arising under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. After the filing of the amended complaint, this case was re-titled Police Retirement System of St. Louis v. Granite Construction Incorporated, et. al. The amended complaint sought damages based on allegations that the defendants made false and/or misleading statements and failed to disclose material adverse facts in the Company’s SEC filings about its business, operations and prospects. On  May 20, 2020, the court denied, in part, our motion to dismiss the amended complaint. On  January 21, 2021, the court granted the plaintiff’s motion for class certification.

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

Under the Settlement Agreement, the Company agreed to pay or cause to be paid a total of $129 million in cash to a settlement fund that will be used to pay all settlement fees and expenses, attorneys’ fees and expenses, and cash payments to members of the settlement class. The settlement class agreed to release us, the other defendants named in the lawsuits and certain of their respective related parties from any and all claims, rights, causes of action, liabilities, actions, suits, damages or demands of any kind whatsoever, that relate in any way to the purchase, acquisition, holding, sale or disposition of our common stock during the period between  February 17, 2017 and  October 24, 2019 that arose out of or are based upon or related to the facts alleged or the claims or allegations set forth in Police Retirement System of St. Louis v. Granite Construction Incorporated, et al. or relate in any way to any alleged violation of the Securities Act of 1933, the Securities Exchange Act of 1934, or any other state, federal or foreign jurisdiction’s securities or other laws, any alleged misstatement, omission or disclosure (including in financial statements) or other alleged securities-related wrongdoing or misconduct, including all claims alleged in Nasseri v. Granite Construction Incorporated, et al. The Settlement Agreement contained no admission of liability, wrongdoing or responsibility by any of the parties.

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

On April 14, 2022, the parties in Davydov v. Roberts et al., the plaintiff in English v. Roberts et al., and the Company entered into a Stipulation of Compromise and Settlement that, if approved by the court in Davydov and not subject to termination under its terms, provides that (i) defendants will cause insurers to pay $7.5 million, which amount, less court-awarded attorneys’ fees and expenses, will be paid to the Company, (ii) the Company shall implement agreed upon corporate governance provisions within 30 days of final approval of the settlement, and (iii) all claims that were asserted or could have been asserted against the defendants or their related persons in Davydov v. Roberts, et al., English v. Roberts, et al., or any other proceeding on behalf of the Davydov plaintiff, the English plaintiff, the Company or any Granite stockholder, will be released. On April 14, 2022, the plaintiff in Davydov v. Roberts, et al. filed the Stipulation of Compromise and Settlement and a proposed scheduling order for a hearing in the Delaware Court of Chancery for review of the settlement. The Court in English v. Roberts, et al. has entered the parties’ stipulation to stay that case in light of the settlement filed in Davydov v. Roberts, et al. The Delaware Court of Chancery held a fairness hearing concerning its review of the settlement on July 12, 2022.

As of June 30, 2022,  December 31, 2021 and June 30, 2021, other than the Settlement Agreement charge described above, we did not record any liability related to the above matters because we concluded such liabilities were not probable and the amounts of such liabilities were not reasonably estimable.

Other Matters

In connection with our prior disclosure of the Audit/Compliance Committee’s independent investigation of prior-period reporting for the former Heavy Civil operating group and the extent to which those matters affected the effectiveness of the Company’s internal control over financial reporting (the “Investigation”), we voluntarily contacted the San Francisco office of the SEC Division of Enforcement regarding the Investigation. The SEC has issued subpoenas for documents in connection with the accounting issues identified in the Investigation. We have produced documents to the SEC and cooperated with the SEC in its investigation.

Based upon our current estimate for the expected resolution of the SEC’s investigation, we recorded a $12 million accrual in the second quarter of 2022, which is reflected in other costs in the condensed consolidated statements of operations for the three and six months ended June 30, 2022 and in accrued expenses and other current liabilities on the condensed consolidated balance sheet as of June 30, 2022. We have not reached a final resolution of these matters with the SEC and we cannot predict when a settlement, if finally agreed, would become final, nor whether any of the proposed terms, including the penalty amount, may change in connection with a final resolution.

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

On February 3, 2022, a lawsuit titled Steadfast Insurance Company (“Steadfast”), a subrogee of Clark/Hathaway Dinwiddie, a Joint Venture (“CHDJV”) v. Layne Christensen Company (“Layne”) was filed in the Superior Court of the State of California, County of San Francisco, seeking damages of approximately $70 million for costs incurred by Steadfast on behalf of CHDJV to cure Layne’s allegedly defective work on the foundation of the Salesforce Tower. On February 4, 2022, CHDJV submitted an arbitration demand with the American Arbitration Association against Granite Construction Incorporated seeking to recover approximately $30 million for costs incurred by CHDJV to cure Layne’s allegedly defective work on the foundation of the Salesforce Tower. CHDJV subsequently dismissed Granite and added Layne as a respondent to the arbitration. On March 8, 2022, we filed a motion to dismiss the CHDJV arbitration. On April 8, 2022, we filed a demurrer seeking to dismiss the Steadfast lawsuit. On May 6, 2022, CHDJV consolidated its claims with those of Steadfast and joined as a plaintiff in the Steadfast lawsuit, and on May 16, 2022, the arbitration was stayed. We believe Layne has multiple defenses and counterclaims to the claims at issue. Layne intends to vigorously defend against the claims and prosecute its counterclaims, but we cannot provide assurance that Layne will be successful in these efforts. We do not believe it is probable this matter will result in a material loss, however, if we are unsuccessful we believe the range of reasonably possible loss upon final resolution of this matter could be up to approximately $100 million.

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

Summarized segment information is as follows:

Three months ended June 30,	Construction	Materials	Total
2022
Total revenue from reportable segments	$632,260	$180,444	$812,704
Elimination of intersegment revenue	—	(44,418)	(44,418)
Revenue from external customers	$632,260	$136,026	$768,286
Gross profit	$61,166	$17,314	$78,480
Depreciation, depletion and amortization	$5,595	$6,804	$12,399

2021
Total revenue from reportable segments	$713,425	$167,969	$881,394
Elimination of intersegment revenue	—	(46,723)	(46,723)
Revenue from external customers	$713,425	$121,246	$834,671
Gross profit	$76,267	$21,965	$98,232
Depreciation, depletion and amortization	$8,864	$6,346	$15,210

Six months ended June 30,	Construction	Materials	Total
2022
Total revenue from reportable segments	$1,107,195	$269,998	$1,377,193
Elimination of intersegment revenue	—	$(61,321)	(61,321)
Revenue from external customers	$1,107,195	$208,677	$1,315,872
Gross profit	$109,358	$18,897	$128,255
Depreciation, depletion and amortization	$13,389	$13,137	$26,526
Segment assets	$369,160	$357,922	$727,082

2021
Total revenue from reportable segments	$1,220,396	$239,321	$1,459,717
Elimination of intersegment revenue	$—	$(58,714)	(58,714)
Revenue from external customers	$1,220,396	$180,607	$1,401,003
Gross profit	$129,036	$22,908	$151,944
Depreciation, depletion and amortization	$15,482	$11,683	$27,165
Segment assets	$372,952	$331,748	$704,700

A reconciliation of segment gross profit from continuing operations to consolidated income (loss) from continuing operations before provision for (benefit from) income taxes is as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Total gross profit from continuing operations	$78,480	$98,232	$128,255	$151,944
Selling, general and administrative expenses	53,162	58,628	111,663	119,789
Other costs (see Note 7)	20,177	5,868	28,391	80,177
Gain on sales of property and equipment	(385)	(1,052)	(717)	(3,297)
Total other expense, net	5,930	933	10,570	5,578
Income (loss) from continuing operations before income taxes	$(404)	$33,855	$(21,652)	$(50,303)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021 (our "Annual Report") and the unaudited condensed consolidated financial statements and the accompanying notes thereto included herein.

Forward-Looking Disclosure

From time to time, Granite makes certain comments and disclosures in reports and statements, including in this Quarterly Report on Form 10-Q, or statements made by its officers or directors, that are not based on historical facts, including statements regarding future events, occurrences, circumstances, strategy, activities, performance, outlook, outcomes, guidance, capital expenditures, committed and awarded projects, results, strategic actions, the final settlement of the Accelerated Share Repurchase, the expected resolution of the SEC investigation and the sales of the Water Resources and Mineral Services businesses, that may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by words such as “future,” “outlook,” “assumes,” “believes,” “expects,” “estimates,” “anticipates,” “intends,” “plans,” “appears,” “may,” “will,” “should,” “could,” “would,” “continue,” and the negatives thereof or other comparable terminology or by the context in which they are made. In addition, other written or oral statements that constitute forward-looking statements have been made and may in the future be made by or on behalf of Granite. These forward-looking statements are estimates reflecting the best judgment of senior management and reflect our current expectations regarding future events, occurrences, circumstances, strategy, activities, performance, outlook, outcomes, guidance, capital expenditures, committed and awarded projects, and results. These expectations may or may not be realized. Some of these expectations may be based on beliefs, assumptions or estimates that may prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, which could result in our expectations not being realized or otherwise materially affect our business, financial condition, results of operations, cash flows and liquidity. Such risks and uncertainties include, but are not limited to, those more specifically described in our Annual Report under “Item 1A. Risk Factors.” Due to the inherent risks and uncertainties associated with our forward-looking statements, the reader is cautioned not to place undue reliance on them. The reader is also cautioned that the forward-looking statements contained herein speak only as of the date of this Quarterly Report on Form 10-Q and, except as required by law, we undertake no obligation to revise or update any forward-looking statements for any reason.

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

The five primary economic drivers of our business are (i) the overall health of the U.S. economy including access to resources (labor, supplies and subcontractors); (ii) federal, state and local public funding levels; (iii) population growth resulting in public and private development; (iv) the need to build, replace or repair aging infrastructure; and (v) the pricing of certain commodity related products. Changes in these drivers can either reduce our revenues and/or gross profit margins or provide opportunities for revenue growth and gross profit margin improvement.

Current Economic Environment and Outlook

Funding for our public work projects, which accounts for approximately 75% of our portfolio, is dependent on federal, state, regional and local revenues. At the federal level, the $1.2 trillion Infrastructure Investment and Jobs Act (“IIJA”) was enacted in November 2021 with the appropriation of funds included in the 2022 federal spending bill passed by the Administration in March 2022. The five-year IIJA provides the largest increase in federal highway, bridge and transit funding in more than six decades and includes $550 billion in related incremental funding. We continue to believe that the increased multi-year spending commitment will improve the programming visibility for state and local governments and bring meaningful impact to project lettings starting in late 2022 and then growing in 2023 and beyond. We anticipate the impact to our financial statements to gradually grow in 2023 and beyond as funds are allocated first to quicker turn projects and then later to more complex larger projects.

At state, regional and local levels, voter-approved state and local transportation measures continue to support infrastructure spending. While each market is unique, we see a strong funding environment at the state and local levels currently and we expect that environment to improve with the impact of the IIJA. In California, our top revenue-generating state, a significant part of the state infrastructure spend is funded through Senate Bill 1 (“SB-1”), the Road Repair and Accountability Act of 2017, which is a 10-year, $54.2 billion program without any sunset provisions. Revenue collected through SB-1 is on track to increase over the next five years and supports our expected growth in the state.

Over the last year, inflation, supply chain and labor constraints have had a significant impact on the global economy including the construction industry in the United States. While it is impossible to fully eliminate the impact of these factors, we have applied proactive measures such as fixed forward purchase contracts of oil related inputs and adjustment of project schedules for constraints related to construction materials such as concrete. In June 2022, we completed the purchase of a liquid asphalt terminal in California. The facility provides 170,000 barrels of liquid asphalt storage to address oil price volatility and allows Granite to expand into new, more sustainable product offerings such as asphalt modified with recycled materials. While we actively work to mitigate the impacts of oil price inflation, further price increases may adversely impact us in the future.

Granite’s Committed and Awarded Projects (“CAP”) continues to be strong with an increase from the first quarter of $278.9 million to $4.2 billion at the end of the second quarter. We believe the environments in our key markets are strong and will continue to grow as funding from IIJA is allocated for projects beginning in the second half of 2022.

Strategic Actions

The planned divestitures of the businesses in our former Water and Mineral Services operating group (“WMS”) reflect our new strategy to focus on our core civil construction and materials businesses by using sale proceeds to invest in these two businesses. The divestitures also create opportunities to streamline operational support functions, improve overhead efficiency and better leverage efficiencies of scale. The current and projected strong demand for civil construction supports the decision to grow our vertically integrated business. Through our newly reorganized operational structure, our focus is to pursue opportunities in markets where our operating groups’ presence, capabilities and resources provide strategic advantages, with improved and consistent margin expectations. The sale of our trenchless and pipe rehabilitation services business (“Inliner”) was completed on March 16, 2022 for a purchase price of $159.7 million, subject to certain adjustments. As a result of the sale, we received cash proceeds of $142.6 million based on preliminary post-closing adjustments and we recognized a gain of $6.2 million. The process to sell the remaining two businesses in the former WMS operating group is proceeding as planned with completion anticipated by the end of the year.

Litigation and SEC Matters

As further discussed in Note 18 of “Notes to the Condensed Consolidated Financial Statements,” our wholly owned subsidiary, Layne Christensen Company (“Layne”), has been sued for $100 million relating to Layne’s work on the Salesforce Tower foundation. Layne was a subcontractor on this project and potential liability for this project remained with Layne in connection with our acquisition of Layne in June 2018. See Note 18 and "In connection with acquisitions or divestitures, we may become subject to liabilities” and "We are involved in lawsuits and legal proceedings in the ordinary course of our business and may in the future be subject to other litigation and legal proceedings, and, if any of these are resolved adversely against us, it could harm our business, financial condition and results of operations” in Item 1A. Risk Factors in our Annual Report for additional information.

Additionally, as further discussed in Note 18 of “Notes to the Condensed Consolidated Financial Statements,” we accrued $12 million relating to the expected resolution of the SEC investigation.

Results of Operations

Our operations are typically affected more by weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability. Therefore, the results of operations of a given quarter are not indicative of the results to be expected for the full year.

The following table presents a financial summary for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Total revenue	$768,286	$834,671	$1,315,872	$1,401,003
Gross profit	$78,480	$98,232	$128,255	$151,944
Selling, general and administrative expenses	$53,162	$58,628	$111,663	$119,789
Other costs (see Note 7 of “Notes to the Condensed Consolidated Financial Statements”)	$20,177	$5,868	$28,391	$80,177
Operating income (loss)	$5,526	$34,788	$(11,082)	$(44,725)
Total other expense, net	$5,930	$933	$10,570	$5,578
Net income (loss) from continuing operations	$(2,953)	$26,145	$(18,870)	$(36,256)
Net income from discontinued operations (see Note 3 of "Notes to the Condensed Consolidated Financial Statements")	$19,521	$29,602	$25,617	$26,680
Amount attributable to non-controlling interests from continuing operations	$583	$(1,286)	$(2,535)	$(2,158)
Net income (loss) attributable to Granite Construction Incorporated	$17,151	$54,461	$4,212	$(11,734)

Revenue

Total Revenue by Segment

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2022		2021		2022		2021
Construction	$632,260	82.3%	$713,425	85.5%	$1,107,195	84.2%	$1,220,396	87.1%
Materials	136,026	17.7	121,246	14.5	208,677	15.8	180,607	12.9
Total	$768,286	100.0%	$834,671	100.0%	$1,315,872	100.0%	$1,401,003	100.0%

Construction Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2022		2021		2022		2021
California	$199,357	31.5%	$228,631	32.0%	$343,744	31.0%	$387,897	31.7%
Central	207,406	32.8	287,994	40.4	431,499	39.0	541,287	44.4
Mountain	225,497	35.7	196,800	27.6	331,952	30.0	291,212	23.9
Total	$632,260	100.0%	$713,425	100.0%	$1,107,195	100.0%	$1,220,396	100.0%

Construction revenue for the three and six months ended June 30, 2022 decreased by $81.2 million and $113.2 million, or 11.4% and 9.3%, respectively, when compared to 2021. These decreases were primarily driven by the wind down of several large projects in the Central operating group, as well as delayed project awards, slower progress on existing projects due to supply chain disruptions in the current year and less favorable weather conditions in the first quarter of 2022 in the California operating group. These decreases were partially offset by increased revenue in the Mountain operating group.  During the three and six months ended June 30, 2022 and 2021, the majority of revenue earned in the Construction segment was from the public sector.

Materials Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2022		2021		2022		2021
California	$71,572	52.6%	$70,490	58.2%	$117,259	56.2%	$112,446	62.2%
Central	13,901	10.2	10,720	8.8	24,263	11.6	19,100	10.6
Mountain	50,553	37.2	40,036	33.0	67,155	32.2	49,061	27.2
Total	$136,026	100.0%	$121,246	100.0%	$208,677	100.0%	$180,607	100.0%

Materials revenue for the three and six months ended June 30, 2022 increased by $14.8 million and $28.1 million, or 12.2% and 15.5%, respectively, when compared to 2021 driven by overall market demands driving higher sales volumes with both aggregates and asphalt, and in the second quarter of 2022 we implemented energy surcharges to cover cost increases.

Committed and Awarded Projects

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

Other awards include the general construction portion of construction management/general contractor (“CM/GC”) contracts and awarded contracts with unexercised contract options or unissued task orders. The general construction portion of CM/GC contracts are included in other awards to the extent contract execution and funding is probable. Contracts with unexercised contract options or unissued task orders are included in other awards to the extent option exercise or task order issuance is probable. In line with the revised reportable segments, all CAP is now in the Construction segment.

(dollars in thousands)	June 30, 2022		March 31, 2022		June 30, 2021
Unearned revenue	$2,884,876	68.5%	$2,491,537	63.3%	$3,298,971	78.9%
Other awards	1,328,784	31.5	1,443,190	36.7	882,125	21.1
Total	$4,213,660	100.0%	$3,934,727	100.0%	$4,181,096	100.0%

(dollars in thousands)	June 30, 2022		March 31, 2022		June 30, 2021
California	$1,629,765	38.7%	$1,480,950	37.7%	$1,358,018	32.5%
Central	1,518,970	36.0	1,426,255	36.2	1,919,386	45.9
Mountain	1,064,925	25.3	1,027,522	26.1	903,692	21.6
Total	$4,213,660	100.0%	$3,934,727	100.0%	$4,181,096	100.0%

CAP of $4.2 billion at June 30, 2022 increased $0.3 billion when compared to March 31, 2022. Significant new awards during the three months ended June 30, 2022 included a $200 million award for street work in Illinois, a $55 million road improvement project in Alaska, $38 million for rehabilitation, construction improvements and bridge replacement projects in California, a $36 million infrastructure project in Guam, a $15 million restoration project in California, a $13 million resurfacing project in Alaska and a $10 million highway median fill project in California.

Non-controlling partners’ share of CAP as of June 30, 2022, December 31, 2021 and June 30, 2021 was $165.2 million, $214.3 million and $273.6 million, respectively. At June 30, 2022, six contracts had total forecasted losses with remaining revenue of $178.5 million, or 4.2%, of total CAP.

Gross Profit

The following table presents gross profit by reportable segment for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Construction	$61,166	$76,267	$109,358	$129,036
Percent of segment revenue	9.7%	10.7%	9.9%	10.6%
Materials	17,314	21,965	18,897	22,908
Percent of segment revenue	12.7	18.1	9.1	12.7
Total gross profit	$78,480	$98,232	$128,255	$151,944
Percent of total revenue	10.2%	11.8%	9.7%	10.8%

Construction gross profit for the three and six months ended June 30, 2022 decreased by $15.1 million and $19.7, or 19.8% and 15.3%, respectively, when compared to 2021 primarily due to an increase in the negative net impact from revisions in estimates in our Central operating group (see Note 4 of "Notes to the Consolidated Financial Statements").

Materials gross profit for the three and six months ended June 30, 2022 decreased by $4.7 million and $4.0 million, or 21.2% and 17.5%, respectively, when compared to 2021 primarily due to lower asphalt volumes in California and overall higher fuel costs. Although we implemented energy surcharges in the second quarter of 2022 to cover increased fuel costs, contracts we had in place without energy surcharge clauses or prior to our surcharge taking effect are still being burned through at the lower sales price.

Selling, General and Administrative Expenses

The following table presents the components of selling, general and administrative expenses for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Selling
Salaries and related expenses	$12,802	$15,044	$27,950	$30,668
Restricted stock unit amortization	213	338	846	991
Other selling expenses	2,923	(92)	4,398	974
Total selling	15,938	15,290	33,194	32,633
General and administrative
Salaries and related expenses	21,469	21,949	45,614	45,227
Restricted stock unit amortization	1,106	798	2,761	1,863
Other general and administrative expenses	14,649	20,591	30,094	40,066
Total general and administrative	37,224	43,338	78,469	87,156
Total selling, general and administrative	$53,162	$58,628	$111,663	$119,789
Percent of revenue	6.9%	7.0%	8.5%	8.6%

Selling Expenses

Selling expenses include the costs for estimating and bidding including offsetting customer reimbursements for portions of our selling/bid submission expenses (i.e., stipends), business development and materials facility permits. Selling expenses can vary depending on the volume of projects in process and the number of employees assigned to estimating and bidding activities. As projects are completed or the volume of work slows down, we temporarily redeploy project employees to bid on new projects, moving their salaries and related costs from cost of revenue to selling expenses. Selling expenses for the three and six months ended June 30, 2022 remained relatively unchanged when compared to 2021.

General and Administrative Expenses

General and administrative expenses include costs related to our operational offices that are not allocated to direct contract costs and expenses related to our corporate functions. Other general and administrative expenses include travel and entertainment, outside services, information technology, depreciation, occupancy, training, office supplies, incentive compensation, changes in the fair market value of our Non-Qualified Deferred Compensation plan liability and other miscellaneous expenses. Total general and administrative expenses for the three months ended June 30, 2022 decreased by $6.1 million, or 14.1%, and for the six months ended June 30, 2022 decreased by $8.7 million, or 10.0%, when compared to 2021, primarily due to decreases in the fair market value of our Non-Qualified Deferred Compensation plan liability, which is offset in other (income) expense, net, through our own company-owned life insurance policy.

Other Costs

The following table presents other costs for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Other costs	$20,177	$5,868	$28,391	$80,177

Other costs (see Note 7 of “Notes to the Condensed Consolidated Financial Statements”) for the three and six months ended June 30, 2022 increased $14.3 million and decreased $51.8 million when compared to 2021, respectively. The three months ended June 30, 2022 includes an accrual of $12 million for the expected resolution of the SEC investigation. The six months ended June 30, 2021 includes a $66 million legal settlement charge.

Income Taxes

The following table presents the provision for (benefit from) income taxes on continuing operations for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Provision for (benefit from) income taxes on continuing operations	$2,549	$7,710	$(2,782)	$(14,047)
Effective tax rate	(630.9%)	22.8%	12.8%	27.9%

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

Amount Attributable to Non-controlling Interests

The following table presents the amount attributable to non-controlling interests in consolidated subsidiaries for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Amount attributable to non-controlling interests	$583	$(1,286)	$(2,535)	$(2,158)

The amount attributable to non-controlling interests represents the non-controlling owners’ share of the income or loss of our consolidated construction joint ventures. The amounts for the three and six months ended June 30, 2022 decreased $1.9 million and increased $0.4 million, respectively, primarily due to impacts from revisions in estimates.

Net Income (Loss) from Discontinued Operations

Net income (loss) from discontinued operations for the three and six months ended June 30, 2022 decreased $10.1 million and $1.1 million, respectively, when compared to the same periods in 2021 primarily due to lower gains on sales of property in the current year and removal of Inliner's results due to the sale of Inliner in March 2022. These decreases were partially offset by the gain on sale of Inliner during the six months ended June 30, 2022 as well as ceasing depreciation and amortization on property, plant and equipment, finite-lived intangible assets and right-of-use lease assets in 2022 due to the classification of these assets as held-for-sale beginning December 31, 2021 (see Note 3 of “Notes to the Condensed Consolidated Financial Statements”).

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, investments, available borrowing capacity and cash generated from operations. We may also from time-to-time issue and sell equity, debt or hybrid securities or engage in other capital markets transactions or sell one or more business units, divisions or assets including the WMS businesses.

Our material cash requirements include paying the costs and expenses associated with our operations, servicing outstanding indebtedness, making capital expenditures and paying dividends on our capital stock. We may also from time to time prepay or repurchase outstanding indebtedness, repurchase shares of our common stock or acquire assets or businesses that are complementary to our operations.

We believe our primary sources of liquidity will be sufficient to meet our expected working capital needs, capital expenditures, financial commitments, cash dividend payments and other liquidity requirements associated with our existing operations for the next twelve months. We also believe our primary sources of liquidity, access to debt and equity capital markets, proceeds from the sales of the WMS businesses and cash expected to be generated from operations will be sufficient to meet our long-term requirements and plans. However, there can be no assurance that sufficient capital will continue to be available or that it will be available on terms acceptable to us.

As of June 30, 2022, our cash and cash equivalents consisted of deposits and money market funds held with established national financial institutions and marketable securities consisting primarily of U.S. Government and agency obligations and corporate commercial paper.

As of June 30, 2022, we had $19.9 million of receivables and $27.1 million of contract retention receivable from Brightline Trains Florida LLC (“Brightline”) (see Note 8 of “Notes to the Condensed Consolidated Financial Statements”). Brightline is currently experiencing delays in securing additional funding, and as a result, $16.5 million of the receivable balance was past due as of June 30, 2022. We did not deem these balances uncollectible as of June 30, 2022, however we have taken steps to mitigate the risk of non-payment and preserve our rights under our contract with Brightline. We received $6.0 million from Brightline on July 1, 2022, however the timing and probability of future payments is uncertain and if Brightline does not pay the outstanding balances, our liquidity could decrease.

During the six months ended June 30, 2022, we prepaid 100% of our outstanding term loan and replaced the Third Amended and Restated Credit Agreement dated May 31, 2018 with the Fourth Amended and Restated Credit Agreement (the “Credit Agreement”) maturing June 2, 2027. The Credit Agreement is a $350.0 million senior secured, five-year revolving facility (the “Revolver”). As of June 30, 2022, the total unused availability under the Credit Agreement was $267.1 million, resulting from $32.9 million in issued and outstanding letters of credit and $50.0 million drawn under the Revolver. See Note 15 of “Notes to the Condensed Consolidated Financial Statements” for further discussion regarding the Revolver.

In evaluating our liquidity position and needs, we also consider cash and cash equivalents held by our consolidated construction joint ventures (“CCJVs”). The following table presents our cash, cash equivalents and marketable securities, including amounts from our CCJVs, for continuing operations as of the respective dates:

(in thousands)	June 30, 2022	December 31, 2021	June 30, 2021
Cash and cash equivalents excluding CCJVs	$97,079	$302,864	$269,766
CCJV cash and cash equivalents (1)	77,943	92,783	107,854
Total consolidated cash and cash equivalents	175,022	395,647	377,620
Short-term and long-term marketable securities (2)	66,675	15,600	10,850
Total cash, cash equivalents and marketable securities	$241,697	$411,247	$388,470

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

Granite’s portion of CCJV cash and cash equivalents was $45.8 million, $54.4 million and $62.3 million as of June 30, 2022, December 31, 2021 and June 30, 2021, respectively. Excluded from the table above is:

•	$45.1 million, $56.5 million and $47.5 million as of June 30, 2022, December 31, 2021 and June 30, 2021, respectively, in Granite’s portion of unconsolidated construction joint venture cash and cash equivalents
•	$8.6 million, $16.5 million and $15.6 million as of June 30, 2022, December 31, 2021 and June 30, 2021, respectively, that is included in current assets held-for-sale

Capital Expenditures

During the  six months ended June 30, 2022, we had capital expenditures of $ 73.2 million, including $ 5.6 million related to discontinued operations, compared t o $46.4 million, including $ 7.8 million related to discontinued operations during the six months ended June 30, 2021. The increase year over year is primarily due to earlier procurement of equipment due to supply chain disruptions and acquisition of material reserves in 2022. Major capital expenditures are typically for aggregate and asphalt production facilities, aggregate reserves, construction equipment, buildings and leasehold improvements and investments in our information technology systems. The timing and amount of such expenditures can vary based on the progress of planned capital projects, the type and size of construction projects, changes in business outlook and other factors. We currently anticipate 2022 capital expenditures for continuing operations to be between approximately $100 million and $115 million.

Cash Flows

	Six months ended June 30,
(in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$(103,278)	$(31,004)
Investing activities	$30,317	$1,661
Financing activities	$(157,055)	$(13,612)

Operating activities.

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

Cash used in operating activities of $ 103.3 million for the six months ended June 30, 2022 represents a $ 72.3 million increase in cash used when compared to the same period of 2021. The change was primarily attributable to the timing of receipts and payments of working capital, which includes receivables, net contract assets, inventories, other assets, accounts payable and accrued expenses and other liabilities. Cash used in working capital increased by $70.6 million. Cash used in operating activities also increased $15.2 million due to a decrease in net income (loss), net of adjustments for non-cash items and the changes related to the accrual for the expected resolution of the SEC investigation and the litigation settlement described in Note 18. These increases in net cash used were partially offset by a $13.5 million decrease in contributions, net of distributions, to unconsolidated joint ventures and affiliates.

Related to the litigation settlements discussed in Note 18 of “Notes to the Condensed Consolidated Financial Statements,” we have separately presented the $129 million liability and the associated $63 million insurance receivable in the condensed consolidated statement of cash flows for the six months ended June 30, 2021. The insurance receivable was collected and the liability was paid to the Court in October 2021; therefore, the impact on operating cash flow occurred in the fourth quarter of 2021 and there was no impact during the six months ended June 30, 2022 and 2021.

Investing activities

Cash provided by investing activities of $30.3 million for the six months ended June 30, 2022 represents a $28.7 million increase when compared to 2021. The change was primarily due to proceeds from the sale of the Inliner business, partially offset by purchases of marketable securities and property and equipment and a decrease in proceeds from sales of property and equipment.

Financing activities

Cash used in financing activities of $157.1 million for the six months ended June 30, 2022 represents a $143.4 million increase when compared to 2021. The change was primarily due to the prepayment of our term loan of $124.7 million and repurchases of common stock (inclusive of our accelerated share repurchase) of $70.4 million, partially offset by $50.0 million drawn on our Revolver. The net debt paydown was undertaken at the time the Credit Agreement was entered (see Note 15 to “Notes to the Condensed Consolidated Financial Statements” for further information), to bring our cash balance in line with projected cash needs for the second half of 2022.

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

Surety Bonds and Real Estate Mortgages

We are generally required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At June 30, 2022, approximately $2.5 billion of our $4.2 billion CAP was bonded. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds after the owner accepts the work performed under contract. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.

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

The most significant financial covenants under the terms of our Credit Agreement require the maintenance of a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio. As of June 30, 2022, the Consolidated Leverage Ratio was 2.57, which did not exceed the maximum of 3.25. Our Consolidated Interest Coverage Ratio was 6.53, which was above the minimum of 3.00.

Share Repurchase Program

As announced on February 3, 2022, on February 1, 2022, the Board of Directors authorized us to purchase up to $300.0 million of our common stock at management’s discretion (the “2022 authorization”).

On May 2, 2022, we entered into an accelerated share repurchase transaction with Bank of Montreal. We paid $50.0 million to the bank and received 80% of the notional amount, or $40.0 million, in shares using the closing price on the trade date. This equated to approximately 1.32 million shares, which were immediately retired. The final number of shares to be repurchased under the accelerated share repurchase will be based on the average of the daily volume-weighted average price of Granite’s common stock, less a discount, during the term of the accelerated share repurchase; final settlement is expected to occur in the third quarter of 2022.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The description of the matters set forth in Part I, Item I of this Report under Note 18 of “Notes to the Condensed Consolidated Financial Statements” is incorporated herein by reference.

Item 1A.	RISK FACTORS

There have been no material changes in the risk factors previously disclosed in “Item 1A. Risk Factors” in our Annual Report.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended June 30, 2022:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
April 1, 2022 through April 30, 2022	203	$31.51	—	$281,535,405
May 1, 2022 through May 31, 2022	1,320,568	$30.29	1,320,568	$241,535,405
June 1, 2022 through June 30, 2022	4,935	$32.11	—	$241,535,405
	1,325,706	$30.30	1,320,568

(1) Includes 203 and 4,935 shares purchased during April and June, respectively, in connection with employee tax withholding for restricted stock units vested under our equity incentive plans.
(2) As announced on February 3, 2022, on February 1, 2022, the Board of Directors authorized us to purchase up to $300.0 million of our common stock at management’s discretion (the “2022 authorization”). In May 2022, we purchased approximately 1.32 million shares under the 2022 authorization in the accelerated share repurchase. As of June 30, 2022, $241.5 million of the 2022 authorization remained available; however, approximately $10 million of this amount is restricted for the accelerated share repurchase. The specific timing and amount of any future purchases will vary based on market conditions, securities law limitations and other factors.

Item 4.	MINE SAFETY DISCLOSURES

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17CFR 229.104) is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

Item 6.	EXHIBITS

10.1	*

Fourth Amended and Restated Credit Agreement, dated June 2, 2022, by and among Granite Construction Incorporated, Granite Construction Company, GILC Incorporated, Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer, and the lenders and other parties thereto [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2022].

10.2	*

Fourth Amended and Restated Guaranty Agreement, dated June 2, 2022, by and among Granite Construction Incorporated, the guarantors party thereto and Bank of America, N.A., as Administrative Agent [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 6, 2022].

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

GRANITE CONSTRUCTION INCORPORATED

Date:	July 28, 2022	By:	/s/ Elizabeth L. Curtis
Elizabeth L. Curtis
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)