Form 10-Q
period 2022-09-30
GRANITE CONSTRUCTION INC
filed 2022-10-27
CIK 861459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 21, 2022.

Class	Outstanding
Common stock, $0.01 par value	43,730,055

Index

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
Condensed Consolidated Balance Sheets as of September 30, 2022, December 31, 2021 and September 30, 2021
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2022 and 2021
Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2022 and 2021
Condensed Consolidated Statements of Shareholders’ Equity for the Three and Nine Months Ended September 30, 2022 and 2021
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021
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
SIGNATURES
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32
EXHIBIT 95
EXHIBIT 101.INS
EXHIBIT 101.SCH
EXHIBIT 101.CAL
EXHIBIT 101.DEF
EXHIBIT 101.LAB
EXHIBIT 101.PRE
EXHIBIT 104

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited - in thousands, except share and per share data)

	September 30, 2022	December 31, 2021	September 30, 2021
ASSETS
Current assets
Cash and cash equivalents ($112,524, $92,783 and $119,611 related to consolidated construction joint ventures (“CCJVs”))	$255,084	$395,647	$464,049
Short-term marketable securities	39,873	—	—
Receivables, net ($71,613, $49,534 and $42,530 related to CCJVs)	618,144	464,588	684,822
Contract assets ($73,404, $50,054 and $42,792 related to CCJVs)	241,238	145,437	204,046
Inventories	81,296	61,965	77,412
Equity in construction joint ventures	186,824	189,911	195,354
Other current assets ($5,213, $8,091 and $9,954 related to CCJVs)	157,231	177,210	39,749
Current assets held-for-sale	—	392,641	—
Total current assets	1,579,690	1,827,399	1,665,432
Property and equipment, net ($9,662, $14,920 and $17,534 related to CCJVs)	500,827	433,504	510,658
Long-term marketable securities	21,575	15,600	10,600
Investments in affiliates	78,663	23,368	72,415
Goodwill	73,704	53,715	116,788
Right of use assets	49,590	49,312	58,226
Deferred income taxes, net	45,650	24,141	41,228
Other noncurrent assets	58,265	67,888	86,409
Total assets	$2,407,964	$2,494,927	$2,561,756

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$1,438	$8,727	$8,718
Accounts payable ($71,947, $55,012 and $62,547 related to CCJVs)	398,285	324,313	397,152
Contract liabilities ($76,572, $69,328 and $56,914 related to CCJVs)	191,037	200,041	195,267
Accrued expenses and other current liabilities ($7,981, $5,514 and $5,238 related to CCJVs)	450,223	452,829	499,214
Current liabilities held-for-sale	—	83,408	—
Total current liabilities	1,040,983	1,069,318	1,100,351
Long-term debt	286,872	331,191	331,192
Long-term lease liabilities	32,701	32,928	39,908
Other long-term liabilities	60,664	65,927	67,951
Commitments and contingencies (see Note 18)
Equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	—	—	—
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding: 43,723,658 shares as of September 30, 2022, 45,840,260 shares as of December 31, 2021 and 45,826,409 shares as of September 30, 2021	437	458	458
Additional paid-in capital	468,662	559,752	558,121
Accumulated other comprehensive income (loss)	535	(3,359)	(3,468)
Retained earnings	481,489	410,831	430,074
Total Granite Construction Incorporated shareholders’ equity	951,123	967,682	985,185
Non-controlling interests	35,621	27,881	37,169
Total equity	986,744	995,563	1,022,354
Total liabilities and equity	$2,407,964	$2,494,927	$2,561,756

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited - in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Construction	$848,267	$924,454	$2,141,009	$2,369,848
Materials	161,539	137,675	373,185	326,366
Total revenue	1,009,806	1,062,129	2,514,194	2,696,214
Cost of revenue
Construction	749,938	825,217	1,903,949	2,114,405
Materials	139,501	116,977	332,220	281,610
Total cost of revenue	889,439	942,194	2,236,169	2,396,015
Gross profit	120,367	119,935	278,025	300,199
Selling, general and administrative expenses	61,795	77,603	192,036	227,400
Other costs, net (see Note 7)	(490)	3,759	19,445	85,547
Gain on sales of property and equipment, net (see Note 13)	(949)	(5,159)	(10,462)	(39,349)
Operating income	60,011	43,732	77,006	26,601
Other (income) expense
Interest income	(1,894)	(293)	(3,246)	(737)
Interest expense	2,519	5,131	10,003	16,019
Equity in income of affiliates, net	(3,491)	(2,539)	(9,656)	(10,578)
Other (income) expense, net	77	106	4,646	(3,018)
Total other (income) expense, net	(2,789)	2,405	1,747	1,686
Income before income taxes	62,800	41,327	75,259	24,915
Provision for (benefit from) income taxes	(6,489)	8,904	(777)	2,068
Net income	69,289	32,423	76,036	22,847
Amount attributable to non-controlling interests	4,104	2,620	1,569	462
Net income attributable to Granite Construction Incorporated	$73,393	$35,043	$77,605	$23,309

Net income per share attributable to common shareholders (see Note 16):
Basic earnings per share	$1.67	$0.76	$1.73	$0.51
Diluted earnings per share	$1.44	$0.73	$1.56	$0.49
Weighted average shares outstanding:
Basic	43,973	45,821	44,739	45,773
Diluted	51,863	47,906	52,613	47,522

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited - in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$69,289	$32,423	$76,036	$22,847
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on cash flow hedges, net of tax	$(1,906)	$(945)	$153	$282
Less: reclassification for net gains included in interest expense, net of tax	—	379	3,042	1,557
Net change	$(1,906)	$(566)	$3,195	$1,839
Foreign currency translation adjustments, net	53	(151)	699	(273)
Other comprehensive income (loss), net of tax	$(1,853)	$(717)	$3,894	$1,566
Comprehensive income, net of tax	$67,436	$31,706	$79,930	$24,413
Non-controlling interests in comprehensive income, net of tax	4,104	2,620	1,569	462
Comprehensive income attributable to Granite Construction Incorporated, net of tax	$71,540	$34,326	$81,499	$24,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited - in thousands, except share data)

	Outstanding Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Granite Shareholders’ Equity	Non-controlling Interests	Total Equity
Balances at June 30, 2022	44,078,469	$441	$467,159	$2,388	$413,931	$883,919	$33,316	$917,235
Net income (loss)	—	—	—	—	73,393	73,393	(4,104)	69,289
Other comprehensive loss	—	—	—	(1,853)	—	(1,853)	—	(1,853)
Repurchases of common stock (1)	(378,790)	(4)	(346)	—	—	(350)	—	(350)
Restricted stock units (“RSUs”) vested	23,994	—	—	—	—	—	—	—
Dividends on common stock ($0.13 per share)	—	—	74	—	(5,759)	(5,685)	—	(5,685)
Transactions with non-controlling interests	—	—	—	—	—	—	6,409	6,409
Stock-based compensation expense and other	(15)	—	1,775	—	(76)	1,699	—	1,699
Balances at September 30, 2022	43,723,658	$437	$468,662	$535	$481,489	$951,123	$35,621	$986,744

Balances at June 30, 2021	45,818,719	$458	$556,615	$(2,750)	$401,061	$955,384	$32,858	$988,242
Net income (loss)	—	—	—	—	35,043	35,043	(2,620)	32,423
Other comprehensive loss	—	—	—	(717)	—	(717)	—	(717)
Repurchases of common stock (1)	(2,683)	—	(105)	—	—	(105)	—	(105)
RSUs vested	10,399	—	—	—	—	—	—	—
Dividends on common stock ($0.13 per share)	—	—	—	—	(5,958)	(5,958)	—	(5,958)
Transactions with non-controlling interests	—	—	—	—	—	—	6,931	6,931
Stock-based compensation expense and other	(26)	—	1,611	(1)	(72)	1,538	—	1,538
Balances at September 30, 2021	45,826,409	$458	$558,121	$(3,468)	$430,074	$985,185	$37,169	$1,022,354

Balances at December 31, 2021	45,840,260	$458	$559,752	$(3,359)	$410,831	$967,682	$27,881	$995,563
Cumulative effect of newly adopted accounting standard (see Note 2)	—	—	(26,961)	—	10,543	(16,418)	—	(16,418)
Balances at January 1, 2022	45,840,260	458	532,791	(3,359)	421,374	951,264	27,881	979,145
Net income (loss)	—	—	—	—	77,605	77,605	(1,569)	76,036
Other comprehensive income	—	—	—	3,894	—	3,894	—	3,894
Repurchases of common stock (1)	(2,370,376)	(23)	(70,703)	—	—	(70,726)	—	(70,726)
RSUs vested	244,760	2	(2)	—	—	—	—	—
Dividends on common stock ($0.13 per share)	—	—	218	—	(17,490)	(17,272)	—	(17,272)
Transactions with non-controlling interests	—	—	—	—	—	—	9,309	9,309
Stock-based compensation expense and other	9,014	—	6,358	—	—	6,358	—	6,358
Balances at September 30, 2022	43,723,658	$437	$468,662	$535	$481,489	$951,123	$35,621	$986,744

Balances at December 31, 2020	45,668,541	$457	$555,407	$(5,035)	$424,835	$975,664	$15,946	$991,610
Net income (loss)	—	—	—	—	23,309	23,309	(462)	22,847
Other comprehensive income	—	—	—	1,566	—	1,566	—	1,566
Repurchases of common stock (1)	(65,283)	(1)	(2,602)	—	—	(2,603)	—	(2,603)
RSUs vested	223,966	2	(2)	—	—	—	—	—
Dividends on common stock ($0.13 per share)	—	—	—	—	(17,867)	(17,867)	—	(17,867)
Transactions with non-controlling interests	—	—	—	—	—	—	21,685	21,685
Stock-based compensation expense and other	(815)	—	5,318	1	(203)	5,116	—	5,116
Balances at September 30, 2021	45,826,409	$458	$558,121	$(3,468)	$430,074	$985,185	$37,169	$1,022,354
(1) This amount represents employee tax withholding for RSUs vested under our 2012 and 2021 Equity Incentive Plans and stock repurchased, including shares purchased in connection with the accelerated share repurchase in 2022 (see Note 1) under the Board-approved repurchase plan.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - in thousands)

Nine Months Ended September 30,	2022	2021
Operating activities
Net income	$76,036	$22,847
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	61,714	81,008
Amortization related to long-term debt (see Note 15)	1,901	7,038
Gain on sale of business (see Note 3)	(6,234)	—
Gain on sales of property and equipment, net	(10,462)	(39,349)
Deferred income taxes	(17,819)	—
Stock-based compensation	6,151	5,181
Equity in net (income) loss from unconsolidated joint ventures	23,585	(8,027)
Net income from affiliates	(9,656)	(10,578)
Other non-cash adjustments	38	664
Changes in assets and liabilities:
Insurance receivable for legal settlement (see Note 18)	—	(63,000)
Receivables	(94,233)	(81,072)
Contract assets, net	(94,933)	(17,155)
Inventories	(8,795)	4,951
Contributions to unconsolidated construction joint ventures	(44,667)	(61,780)
Distributions from unconsolidated construction joint ventures and affiliates	7,960	14,379
Other assets, net	30,589	(102)
Accounts payable	60,973	47,223
Accrual for legal settlement (see Note 18)	—	129,000
Accrued expenses and other liabilities, net	3,221	28,694
Net cash provided by (used in) operating activities	$(14,631)	$59,922
Investing activities
Purchases of marketable securities	(59,810)	(5,000)
Maturities of marketable securities	15,000	—
Purchases of property and equipment	(97,753)	(72,964)
Proceeds from sales of property and equipment	21,110	58,002
Proceeds from the sale of business (see Note 3)	142,571	—
Issuance of notes receivable	(7,560)	—
Collection of notes receivable	316	2,581
Net cash provided by (used in) investing activities	$13,874	$(17,381)
Financing activities
Proceeds from long-term debt	50,000	—
Debt principal repayments	(124,911)	(6,795)
Cash dividends paid	(17,587)	(17,846)
Repurchases of common stock (See Note 1)	(70,724)	(2,603)
Contributions from non-controlling partners	11,925	15,701
Distributions to non-controlling partners	(6,725)	(3,022)
Other financing activities, net	208	(63)
Net cash used in financing activities	$(157,814)	$(14,628)
Net increase (decrease) in cash, cash equivalents and restricted cash	(158,571)	27,913
Cash, cash equivalents and $1,512 in restricted cash at beginning of each period	413,655	437,648
Cash, cash equivalents and $0 and $1,512 in restricted cash at end of period	$255,084	$465,561

Supplementary Information
Right of use assets obtained in exchange for lease obligations	$12,898	$13,731
Cash paid during the period for:
Operating lease liabilities	$17,135	$16,967
Interest	$7,397	$9,215
Income taxes	$1,780	$1,869
Non-cash investing and financing activities:
RSUs issued, net of forfeitures	$8,258	$7,563
Dividends declared but not paid	$5,685	$5,957
Contributions from non-controlling partners	$4,109	$9,006
Accrued equipment purchases	$897	$(258)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  General

Basis of Presentation: The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (“we,” “us,” “our,” the “Company” or “Granite”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), are unaudited and should be read in conjunction with our Annual Report on Form 10-K for the year ended  December 31, 2021 (“Annual Report”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to state fairly our financial position at  September 30, 2022 and 2021 and the results of our operations and cash flows for the periods presented. The  December 31, 2021 condensed consolidated balance sheet data included herein was derived from audited consolidated financial statements but does not include all disclosures required by U.S. GAAP.

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

Stock Purchase Programs: On May 2, 2022, we entered into an accelerated share repurchase agreement (“Accelerated Share Repurchase”) with Bank of Montreal. The Accelerated Share Repurchase was entered into pursuant to the existing share repurchase program. On May 2, 2022, we paid $50.0 million to the bank and received 80% of the notional amount, or $40.0 million, in shares using the closing price on the trade date. This equated to approximately 1.32 million shares, which were immediately retired. On August 31, 2022, the reference period ended and on September 2, 2022 Granite received an additional 0.37 million shares, which were immediately retired. The final share delivery was based on the average of the daily volume-weighted average prices of Granite’s common stock, less a discount, during the reference period. The Accelerated Share Repurchase is primarily included in Additional paid-in capital on the Condensed Consolidated Balance Sheet as well as in Repurchases of common stock on the Condensed Consolidated Statement of Shareholders’ Equity and within Financing activities on the Condensed Consolidated Statements of Cash Flows.

Discontinued Operations: During the fourth quarter of 2021, we concluded that the assets and liabilities of our former Water and Mineral Services operating group (“WMS”) met the criteria for classification as held for sale and the results of operations were presented as discontinued operations. This included: our trenchless and pipe rehabilitation services business (“Inliner”); our water supply, treatment, delivery and maintenance business (“Water Resources”); and our mineral exploration drilling business (“Mineral Services”). During the first quarter of 2022, we completed the sale of Inliner. As discussed in more detail in Note 3, in the third quarter of 2022, we determined that the remaining WMS businesses, Water Resources and Mineral Services, no longer met the criteria for classification as held for sale, and therefore also no longer qualified for presentation as discontinued operations. We reclassified WMS from discontinued operations to continuing operations and it is reported within the Mountain operating group. The operations of the remaining WMS businesses fall within the Construction segment. Prior periods presented in the condensed consolidated statements of operations have been conformed to the current period presentation. The assets and liabilities of WMS met the criteria for classification as held for sale as of December 31, 2021, therefore our condensed consolidated balance sheet continues to reflect these assets and liabilities as held for sale as of that date.

Seasonality: Our operations are typically affected more by weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability. Therefore, the results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year.

2.  Recently Issued and Adopted Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, which provides optional guidance to ease the potential burden in accounting for the effects of the transition away from LIBOR and other reference rates. Also, in January 2021, the FASB issued ASU 2021-01, which provided clarification guidance to ASU 2020-04. We adopted these ASUs during the quarter ended June 30, 2022, in conjunction with entering into our Fourth Amended and Restated Credit Agreement (see Note 15), which replaced the London Interbank Offered Rate (“LIBOR”) with the Secured Overnight Financing Rate ("SOFR") administered by the Federal Reserve Bank of New York for purposes of setting floating interest rates. The adoption of these ASUs did not have a material impact on our condensed consolidated financial statements.

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

As of September 30, 2022, the 2.75% Convertible Notes comprised our only convertible debt instrument. The 2.75% Convertible Notes were issued in November 2019 in an aggregate principal amount of $230.0 million, with an interest rate of 2.75% and a maturity date of November 1, 2024, unless earlier converted, redeemed or repurchased. The 2.75% Convertible Notes are convertible at the option of the holders prior to  May 1, 2024 only during certain periods and upon the occurrence of certain events. After May 1, 2024, the 2.75% Convertible Notes will be convertible at the option of the holders at any time until the second scheduled trading day immediately preceding the maturity date.

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

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

3.  Assets and Liabilities Held for Sale

As discussed in Note 1, during the fourth quarter of 2021, our Board of Directors approved a plan to sell the businesses in WMS within the next twelve months. This included: Inliner, Water Resources and Mineral Services. After consideration of the relevant facts at the time, we concluded the assets and liabilities of our WMS businesses met the criteria for classification as held for sale. We concluded the proposed disposal activities represented a strategic shift that would have a major effect on our operations and financial results and qualified for presentation as discontinued operations in accordance with FASB Accounting Standards Codification (“ASC”) Topic 205-20, Presentation of financial statements - Discontinued operations. Additionally, beginning December 31, 2021, in accordance with ASC Topic 360, Property, Plant, and Equipment, we ceased recording depreciation and amortization for WMS property, plant and equipment, finite-lived tangible assets and right-of-use lease assets.

During the first quarter of 2022, we completed the sale of Inliner for a purchase price of $159.7 million, subject to certain adjustments. As a result of the sale, we received cash proceeds of $142.6 million based on preliminary post-closing adjustments and we recognized a gain of $6.2 million. This gain is included in Other costs, net in the condensed consolidated statements of operations for the nine months ended  September 30, 2022.

In the third quarter of 2022, we announced our decision to retain the Water Resources and Mineral Services businesses. This change to our plan of sale was due to unfavorable market conditions which undermined our efforts to secure an appropriate value for the businesses. As a result, we have reclassified WMS from discontinued operations to continuing operations for all periods presented. We recorded $7.3 million of depreciation expense and $0.9 million of amortization expense in the three months ended September 30, 2022, to adjust for depreciation and amortization that would have been recognized in prior quarters if the unsold businesses had been continually classified as held and used from the beginning of the year. $6.9 million is included in cost of revenue for the three months ended September 20, 2022, and the remainder is in selling, general and administrative expenses. The assets and liabilities of WMS met the criteria for classification as held for sale as of December 31, 2021, therefore our condensed consolidated balance sheet continues to reflect these assets and liabilities as held for sale as of that date.

The following table presents summarized balance sheet information of assets and liabilities held for sale:

(in thousands)	December 31, 2021
Cash and cash equivalents	$16,496
Receivables, net	102,208
Contract assets	41,340
Inventories	19,625
Other current assets	1,781
Property and equipment, net	70,912
Investments in affiliates	48,675
Goodwill	63,063
Right of use assets	12,365
Other noncurrent assets	16,176
Total assets classified as held-for-sale	$392,641

Accounts payable	$37,997
Contract liabilities	7,129
Other current liabilities	27,764
Long-term lease liabilities	8,352
Other long-term liabilities	2,166
Total liabilities classified as held-for-sale	$83,408

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

In our review of these changes for the three and nine months ended September 30, 2022 and 2021, we did not identify any material amounts that should have been recorded in a prior period.

The projects with increases from revisions in estimates, which individually had an impact of $5.0 million or more on gross profit, are summarized as follows (dollars in millions, except per share data):

	Three months ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Number of projects with upward estimate changes	1	—	1	—
Increase in gross profit, net	$8.0	$—	$5.6	$—
Increase to project profitability, net	$8.0	$—	$5.6	$—
Increase to net income/decrease to net loss attributable to Granite Construction Incorporated	$6.1	$—	$4.3	$—
Increase to net income/decrease to net loss per diluted share attributable to common shareholders	$0.12	$—	$0.08	$—

The increases during the three and nine months ended September 30, 2022 were due to changes in the estimated amount of probable recovery on an outstanding claim. There were no amounts attributable to non-controlling interests for any of the periods presented.

The projects with decreases from revisions in estimates, which individually had an impact of $5.0 million or more on gross profit, are summarized as follows (dollars in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Number of projects with downward estimate changes	1	2	6	5
Range of reduction in gross profit from each project, net	$15.2	$5.7 - 10.9	$5.7 - 21.2	$5.5 - 16.2
Decrease to project profitability, net	$15.2	$16.6	$63.2	$48.2
Decrease to net income/increase to net loss	$11.7	$13.0	$48.6	$37.7
Amounts attributable to non-controlling interests	$7.6	$5.5	$13.2	$10.0
Decrease to net income/increase to net loss attributable to Granite Construction Incorporated	$4.1	$7.5	$35.4	$27.7
Decrease to net income/increase to net loss per diluted share attributable to common shareholders	$0.08	$0.16	$0.67	$0.58

The decreases during the three and nine months ended September 30, 2022 were due to additional costs related to extended project duration, increased labor and materials costs, and disputed work being performed where there are ongoing legal claims. The decreases during the three and nine months ended September 30, 2021 were due to additional costs from acceleration of work and extended project duration with lower productivity than originally anticipated and weather impacts.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

5.  Disaggregation of Revenue

We disaggregate our revenue based on our reportable segments (see Note 19) and operating groups as these are the formats that are regularly reviewed by management. Our reportable segments are: Construction and Materials. In alphabetical order, our operating groups are: California, Central and Mountain. In connection with the reclassification of the WMS businesses from discontinued operations to continuing operations, the Condensed Consolidated Statements of Operations have been revised to include Inliner through the date of sale, Water Resources and Mineral Services in the Mountain operating group for all periods presented (see Note 3). The following tables present our disaggregated revenue by operating group (in thousands):

Three Months Ended September 30,

2022	Construction	Materials	Total
California	$263,252	$85,173	$348,425
Central	222,745	9,348	232,093
Mountain	362,270	67,018	429,288
Total	$848,267	$161,539	$1,009,806

2021	Construction	Materials	Total
California	$243,740	$76,029	$319,769
Central	296,505	5,640	302,145
Mountain	384,209	56,006	440,215
Total	$924,454	$137,675	$1,062,129

Nine months ended September 30,

2022	Construction	Materials	Total
California	$607,536	$202,371	$809,907
Central	654,912	33,634	688,546
Mountain	878,561	137,180	1,015,741
Total	$2,141,009	$373,185	$2,514,194

2021	Construction	Materials	Total
California	$631,637	$188,475	$820,112
Central	837,792	24,740	862,532
Mountain	900,419	113,151	1,013,570
Total	$2,369,848	$326,366	$2,696,214

6.  Unearned Revenue

The following table presents our unearned revenue as of the respective periods:

(in thousands)	September 30, 2022	December 31, 2021	September 30, 2021
California	$801,449	$771,759	$855,765
Central	1,299,281	1,334,901	1,468,341
Mountain	548,336	488,425	708,086
Total	$2,649,066	$2,595,085	$3,032,192

All unearned revenue is in the Construction segment. Approximately $2.2 billion of the  September 30, 2022 unearned revenue is expected to be recognized within the next twelve months and the remaining amount will be recognized thereafter.

7.  Other Costs, net

Other costs, net in the condensed consolidated statements of operations include a legal settlement charge, non-recurring legal fees related to lawsuits and net costs relating to the resolution of the SEC investigation, all discussed further in Note 18, as well as strategic acquisition and divestiture expenses and a gain on sale of a business. During the three months ended September 30, 2022, Other costs netted to $0.5 million of income due primarily to the settlement of the shareholder derivative lawsuit and related receipt of $5.0 million (see Note 18). Other costs, net for the nine months ended September 30, 2021 primarily consisted of $66 million in net settlement charges as further described in Note 18.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

8.  Contract Assets and Liabilities

As a result of changes in contract transaction price related to performance obligations that were satisfied or partially satisfied prior to the end of the periods, we recognized revenue of $40.4 million and $152.5 million during the three and nine months ended September 30, 2022, respectively, and $37.2 million and $153.6 million during the three and nine months ended September 30, 2021, respectively. The changes in contract transaction price were from items such as executed or estimated change orders and unresolved contract modifications and claims.

As of  September 30, 2022, December 31, 2021 and September 30, 2021, the aggregate claim recovery estimates included in contract asset balances were $69.6 million, $35.5 million and $40.4 million, respectively.

The components of the contract asset balances as of the respective dates were as follows:

(in thousands)	September 30, 2022	December 31, 2021 (1)	September 30, 2021
Costs in excess of billings and estimated earnings	$83,837	$14,158	$61,815
Contract retention	157,401	131,279	142,231
Total contract assets	$241,238	$145,437	$204,046

(1) These balances do not include amounts held for sale (see Note 3).

As of  September 30, 2022, December 31, 2021 and September 30, 2021, contract retention receivable from Brightline Trains Florida LLC represented 11.5%, 17.2% and 11.5%, respectively, of total contract assets. No other contract retention receivable individually exceeded 10% of total contract assets at any of the presented dates. The majority of the contract retention balance is expected to be collected within one year.

As work is performed, revenue is recognized and the corresponding contract liabilities are reduced. We recognized revenue of $12.7 million and $220.3 million during the three and nine months ended September 30, 2022, respectively, and $5.8 and $181.4 million during the three and nine months ended September 30, 2021, respectively, that was included in the contract liability balances at  December 31, 2021 and 2020, respectively.

The components of the contract liability balances as of the respective dates were as follows:

(in thousands)	September 30, 2022	December 31, 2021 (1)	September 30, 2021
Billings in excess of costs and estimated earnings, net of retention	$170,516	$169,542	$166,091
Provisions for losses	20,521	30,499	29,176
Total contract liabilities	$191,037	$200,041	$195,267

(1) These balances do not include amounts held for sale (see Note 3).

9.  Receivables, net

Receivables include billed and unbilled amounts for services provided to clients for which we have an unconditional right to payment as of the end of the applicable period and generally do not bear interest. The following table presents major categories of receivables:

(in thousands)	September 30, 2022	December 31, 2021 (1)	September 30, 2021
Contracts completed and in progress:
Billed	$279,864	$236,053	$278,313
Unbilled	177,299	126,371	217,534
Total contracts completed and in progress	457,163	362,424	495,847
Materials sales	87,870	43,746	80,357
Other	74,385	59,496	110,302
Total gross receivables	619,418	465,666	686,506
Less: allowance for credit losses	1,274	1,078	1,684
Total net receivables	$618,144	$464,588	$684,822

(1) These balances do not include amounts held for sale (see Note 3).

Included in other receivables at  September 30, 2022, December 31, 2021 and September 30, 2021, were items such as estimated recovery from back charge claims, notes receivable, insurance receivable, fuel tax refunds and income tax refunds. Other receivables at September 30, 2022 and December 31, 2021 also included $24.9 million and $20.4 million, respectively, of working capital contributions in the form of a loan to a partner in one of our unconsolidated joint ventures that bears interest at prime plus 3.0% per annum. Other than the $63.0 million insurance receivable recorded as of September 30, 2021 related to the settlement discussed in Note 18, which was collected in October 2021 and is in a settlement escrow account included in Other current assets in the Condensed Consolidated Balance Sheets as of September 30, 2022, no other receivable individually exceeded 10% of total net receivables at any of these dates.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

10.  Fair Value Measurement

The following tables summarize significant assets and liabilities measured at fair value in the condensed consolidated balance sheets on a recurring basis for each of the fair value levels (in thousands):

	Fair Value Measurement at Reporting Date Using
September 30, 2022	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$76,752	$—	$—	$76,752
Other current assets
Commodity swap	—	(43)	—	(43)
Total assets	$76,752	$(43)	$—	$76,709

December 31, 2021
Cash equivalents
Money market funds	$65,233	$—	$—	$65,233
Total assets	$65,233	$—	$—	$65,233
Accrued and other current liabilities
Interest rate swap	$—	$3,514	$—	$3,514
Total liabilities	$—	$3,514	$—	$3,514

September 30, 2021
Cash equivalents
Money market funds	$61,231	$—	$—	$61,231
Other current assets
Restricted cash	1,512	—	—	1,512
Total assets	$62,743	$—	$—	$62,743
Accrued and other current liabilities
Interest rate swap	$—	$5,001	$—	$5,001
Total liabilities	$—	$5,001	$—	$5,001

Interest Rate Swaps

In connection with entering into the Third Amended and Restated Credit Agreement in May 2018, we entered into two amortizing interest rate swaps with a combined initial notional amount of $150.0 million, with effective dates of May 2018 and maturity dates in  May 2023.

During the second quarter of 2022, we terminated the entirety of our floating-to-fixed interest rate swaps in connection with the prepayments of our term loan (see Note 15). The impact to interest expense on the condensed consolidated statements of operations was $2.2 million for the nine months ended September 30, 2022.

Commodity Swaps

As of September 30, 2022, we held commodity swaps for crude oil designated as cash flow hedges with a total outstanding notional amount of $1.5 million with a maturity date of  October 31, 2022. The financial statement impact for the three and nine months ended September 30, 2022 was a realized gain of $1.2 million and $4.0 million, respectively. In addition, for the three months ended September 30, 2022, the commodity swaps had an unrealized loss of $2.6 million, and for the nine months ended September 30, 2022, the commodity swaps had an unrealized gain of $0.2 million. As of September 30, 2021, we held commodity swaps for crude oil that were designated as cash flow hedges with a total outstanding notional amount of $4.9 million that matured in  October 2021. The total realized commodity swap gain for these swaps was $2.5 million.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Other Assets and Liabilities

The carrying values and estimated fair values of financial instruments that are not required to be recorded at fair value in the condensed consolidated balance sheets were as follows:

		September 30, 2022		December 31, 2021		September 30, 2021
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Held-to-maturity marketable securities (1)	Level 1	$61,448	$59,947	$15,600	$15,459	$10,600	$10,582
Liabilities (including current maturities):
2.75% Convertible Notes (2),(3)	Level 2	$230,000	$236,440	$207,354	$313,785	$205,543	$326,025
Third Amended and Restated Credit Agreement - term loan (2)	Level 3	$—	$—	$123,750	$124,598	$125,625	$126,610
Fourth Amended and Restated Credit Agreement - revolver (2)	Level 3	$50,000	$50,165	$—	$—	$—	$—

(1) All marketable securities as of September 30, 2022,  December 31, 2021 and  September 30, 2021 were classified as held-to-maturity and consisted of U.S. Government and agency obligations and corporate commercial paper maturing in two months to three years.

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

(3) Excluded from the carrying value is debt discount of $22.6 million and $24.5 million as of  December 31, 2021 and September 30, 2021, respectively, related to the 2.75% Convertible Notes (see Notes 2 and 15).

During the three and nine months ended September 30, 2022 and 2021, we did not record any fair value adjustments related to nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

11.  Construction Joint Ventures

We participate in various construction joint ventures. We have determined that certain of these joint ventures are consolidated because they are variable interest entities (“VIEs”) and we are the primary beneficiary. We continually evaluate whether there are changes in the status of the VIEs or changes to the primary beneficiary designation of the VIE. Based on our assessments during the three and nine months ended September 30, 2022, we determined no change was required for existing joint ventures.

Due to the joint and several nature of the performance obligations under the related owner contracts, if any of our partners fail to perform, we and the remaining partners, if any, would be responsible for performance of the outstanding work (i.e., we provide a performance guarantee). At  September 30, 2022, there was approximately $242.2 million of construction revenue to be recognized on unconsolidated construction joint venture contracts of which $86.1 million represented our share and the remaining $156.1 million represented our partners’ share. We are not able to estimate amounts that may be required beyond the current remaining forecasted cost of the work to be performed. These forecasted costs could be offset by billings to the customer or by proceeds from our partners’ corporate and/or other guarantees.

Consolidated Construction Joint Ventures (“CCJVs”)

At  September 30, 2022, we were engaged in nine active CCJV projects with total contract values ranging from $12.0 million to $436.2 million for a combined total of $1.8 billion of which our share was $1.0 billion. As of September 30, 2022, our share of revenue remaining to be recognized on these CCJVs was $166.8 million and ranged from $3.0 million to $38.1 million by project. Our proportionate share of the equity in these joint ventures was between 50.0% and 70.0%. During the three and nine months ended September 30, 2022 and 2021, total revenue from CCJVs was $117.5 million, $344.5 million, $117.4 million and $314.9 million, respectively. During the nine months ended September 30, 2022, CCJVs provided $4.7 million of operating cash flows and during the nine months ended September 30, 2021, CCJVs provided $17.5 million of operating cash flows, respectively.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Unconsolidated Construction Joint Ventures

As of  September 30, 2022, we were engaged in seven active unconsolidated joint venture projects with total contract values ranging from $12.3 million to $3.8 billion for a combined total of $8.9 billion of which our share was $2.5 billion. Our proportionate share of the equity in these unconsolidated construction joint ventures ranged from 23.0% to 50.0%. As of  September 30, 2022, our share of the revenue remaining to be recognized on these unconsolidated construction joint ventures was $86.1 million and ranged from $0.7 million to $34.6 million by project.

The following is summary financial information related to unconsolidated construction joint ventures:

(in thousands)	September 30, 2022	December 31, 2021	September 30, 2021
Assets
Cash, cash equivalents and marketable securities	$151,706	$182,891	$159,187
Other current assets (1)	676,675	661,342	765,319
Noncurrent assets	81,994	103,579	111,981
Less partners’ interest	609,632	633,634	692,226
Granite’s interest (1),(2)	$300,743	$314,178	$344,261
Liabilities
Current liabilities	$205,084	$307,674	$396,154
Less partners’ interest and adjustments (3)	83,274	154,771	227,372
Granite’s interest	$121,810	$152,903	$168,782
Equity in construction joint ventures (4)	$178,933	$161,275	$175,479

(1) Included in this balance and in accrued expenses and other current liabilities on the condensed consolidated balance sheets as of  September 30, 2022,  December 31, 2021 and  September 30, 2021 was $77.4 million, $82.1 million and $82.3 million, respectively, related to performance guarantees.

(2) Included in this balance as of September 30, 2022, December 31, 2021 and September 30, 2021, was $95.8 million, $103.8 million and $101.9 million, respectively, related to Granite’s share of estimated cost recovery of customer affirmative claims. In addition, this balance included $2.7 million, $10.7 million and $14.1 million related to Granite’s share of estimated recovery of back charge claims as of  September 30, 2022,  December 31, 2021 and  September 30, 2021, respectively.

(3) Partners’ interest and adjustments includes amounts to reconcile total net assets as reported by our partners to Granite’s interest adjusted to reflect our accounting policies and estimates primarily related to contract forecast differences.

(4) Included in this balance and in accrued expenses and other current liabilities on our condensed consolidated balance sheets was $7.9 million, $28.6 million and $19.9 million as of  September 30, 2022,  December 31, 2021 and September 30, 2021, respectively, related to deficits in unconsolidated construction joint ventures, which includes provisions for losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Revenue
Total	$69,355	$194,486	$322,058	$690,086
Less partners’ interest and adjustments (1)	44,000	113,205	223,858	442,182
Granite’s interest	$25,355	$81,281	$98,200	$247,904
Cost of revenue
Total	$81,694	$203,786	$332,777	$701,350
Less partners’ interest and adjustments (1)	49,882	123,461	211,431	461,236
Granite’s interest	31,812	80,325	121,346	240,114
Granite’s interest in gross profit (loss)	$(6,457)	$956	$(23,146)	$7,790
Net Income (Loss)
Total	$(11,945)	$(9,279)	$(11,649)	$(11,469)
Less partners’ interest and adjustments (1)	(5,588)	(10,335)	11,936	(19,496)
Granite’s interest in net income (loss) (2)	$(6,357)	$1,056	$(23,585)	$8,027

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

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

12.  Investments in Affiliates

Our investments in affiliates balance consists of equity method investments in the following types of entities:

(in thousands)	September 30, 2022	December 31, 2021 (1)	September 30, 2021
Foreign	$55,851	$—	$49,089
Real estate	9,141	9,619	9,743
Asphalt terminal	13,671	13,749	13,583
Total investments in affiliates	$78,663	$23,368	$72,415

(1) These balances do not include amounts held for sale (see Note 3).

The following table provides summarized balance sheet information for our affiliates accounted for under the equity method on a combined basis:

(in thousands)	September 30, 2022	December 31, 2021 (1)	September 30, 2021
Current assets	$183,637	$34,374	$162,503
Noncurrent assets	173,494	78,829	161,700
Total assets	$357,131	$113,203	$324,203
Current liabilities	$99,535	$23,685	$80,145
Long-term liabilities (2)	61,140	48,104	59,501
Total liabilities	$160,675	$71,789	$139,646
Net assets	$196,456	$41,414	$184,557
Granite’s share of net assets	$78,663	$23,368	$72,415

(1) These balances do not include amounts held for sale (see Note 3).

(2) This balance is primarily related to local bank debt for equipment purchases and debt associated with our real estate investments.

Of the $357.1 million of total affiliate assets as of September 30, 2022, we had investments in two real estate entities with total assets of $72.6 million, our foreign affiliates had total assets of $251.0 million and the asphalt terminal entity had total assets of $33.5 million. As of  September 30, 2022,  December 31, 2021 and  September 30, 2021, all of the investments in real estate affiliates were in residential real estate in Texas. As of September 30, 2022, our percent ownership in the real estate entities ranged from 10% to 25% and our percent ownership in foreign affiliates ranged from 25% to 50%.

13.  Property and Equipment, net

Balances of major classes of assets and total accumulated depreciation and depletion are included in property and equipment, net in the condensed consolidated balance sheets as follows:

(in thousands)	September 30, 2022	December 31, 2021 (1)	September 30, 2021
Equipment and vehicles	$989,754	$870,672	$997,560
Quarry property	205,369	191,982	188,838
Land and land improvements	115,308	108,518	126,130
Buildings and leasehold improvements	104,108	96,180	123,207
Office furniture and equipment	82,483	75,043	78,059
Property and equipment	1,497,022	1,342,395	1,513,794
Less: accumulated depreciation and depletion	996,195	908,891	1,003,136
Property and equipment, net	$500,827	$433,504	$510,658

(1) These balances do not include amounts held for sale (see Note 3).

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

14.  Accrued Expenses and Other Current Liabilities

(in thousands)	September 30, 2022	December 31, 2021 (1)	September 30, 2021
Accrued insurance	$80,185	$76,999	$72,516
Deficits in unconsolidated construction joint ventures	7,891	28,636	19,875
Payroll and related employee benefits	89,365	87,460	130,735
Performance guarantees	77,434	82,112	82,280
Accrued legal settlement (see Note 18)	129,000	129,000	129,000
Other	66,348	48,622	64,808
Total	$450,223	$452,829	$499,214

(1) These balances do not include amounts held for sale (see Note 3)

Other includes short-term lease liabilities, dividends payable, warranty reserves, asset retirement obligations, remediation reserves and other miscellaneous accruals, none of which are greater than 5% of total current liabilities.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

15.  Long-Term Debt and Credit Arrangements

(in thousands)	September 30, 2022	December 31, 2021	September 30, 2021
2.75% Convertible Notes	$230,000	$207,354	$205,543
Third Amended and Restated Credit Agreement - term loan	—	123,750	125,625
Fourth Amended and Restated Credit Agreement - revolver	50,000	—	—
Debt issuance costs and other	8,310	8,814	8,742
Total debt	$288,310	$339,918	$339,910
Less current maturities	1,438	8,727	8,718
Total long-term debt	$286,872	$331,191	$331,192

During the first half of 2022, we prepaid 100% of our outstanding term loan and replaced the Third Amended and Restated Credit Agreement dated May 31, 2018 with the Fourth Amended and Restated Credit Agreement (the “Credit Agreement”) maturing June 2, 2027. The Credit Agreement is a $350.0 million senior secured, five-year revolving facility (the “Revolver”), including an accordion feature allowing us to increase borrowings up to the greater of (a) $200.0 million and (b) 100% of twelve-month trailing EBITDA, subject to lender approval. The Credit Agreement includes a $150.0 million sublimit for letters of credit ($75.0 million for financial letters of credit) and a $20.0 million sublimit for swingline loans.

We may borrow on the Revolver, at our option, at either (a) the SOFR term rate plus a credit adjustment spread plus applicable margin ranging from 1.0% to 2.0%, or (b) a base rate plus an applicable margin ranging from 0.0% to 1.0%. The applicable margin is based on our Consolidated Leverage Ratio (as defined in our Credit Agreement), calculated quarterly. As of  September 30, 2022, the total unused availability under the Credit Agreement was $267.0 million, resulting from $33.0 million in issued and outstanding letters of credit and $50.0 million drawn under the Revolver. The letters of credit had expiration dates between November 2022 and  December 2025. As of September 30, 2022, the applicable rate was 1.8% for loans under the Credit Agreement bearing interest based on SOFR and 0.8% for loans bearing interest at the base rate. Accordingly, the effective interest rates at  September 30, 2022 for SOFR and base rate loans were 4.9% and 7.0%, respectively.

The amended Credit Agreement contains certain affirmative and restrictive covenants, and customary events of default. The financial covenants include a maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) of 3.25 to 1.00 and a minimum Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of 3.00 to 1.00. As of September 30, 2022, the Consolidated Leverage Ratio was 1.89, which did not exceed the maximum of 3.25. Our Consolidated Interest Coverage Ratio was 10.15, which was above the minimum of 3.00.

Effective January 1, 2022, we adopted ASU 2020-06 (see Note 2), which updated our accounting for the 2.75% Convertible Notes.

During the three and nine months ended September 30, 2022, we did not record amortization of the debt discount due to the implementation of ASU 2020-06, and during the three and nine months ended September 30, 2021, we recorded $1.7 million and $5.2 million, respectively, of amortization of the debt discount. During the three and nine months ended September 30, 2022 and 2021, we recorded $0.3 million, $1.0 million, $0.6 million and $1.8 million, respectively, of amortization related to debt issuance costs.

16.  Weighted Average Shares Outstanding and Net Income Per Share

The following table presents a reconciliation of the weighted average shares of common stock used in calculating basic and diluted net income per share as well as the calculation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Numerator
Net income attributable to common shareholders for basic earnings per share	$73,393	$35,043	$77,605	$23,309
Add back: Interest expense related to 2.75% Convertible Notes	1,473	-	4,418	-
Net income attributable to common shareholders for diluted earnings per share	$74,866	$35,043	$82,023	$23,309
Denominator
Weighted average common shares outstanding, basic	43,973	45,821	44,739	45,773
Add: Dilutive effect of RSUs	581	563	565	523
Add: Dilutive effect of 2.75% Convertible Notes	7,309	1,522	7,309	1,226
Weighted average common shares outstanding, diluted	51,863	47,906	52,613	47,522
Net income per share, basic	$1.67	$0.76	$1.73	$0.51
Net income per share, diluted	$1.44	$0.73	$1.56	$0.49

Beginning in 2022, with the adoption of ASU 2020-06, we have applied the if-converted method for calculating diluted earnings per share (see Note 2).

17.  Income Taxes

The following table presents the provision for (benefit from) income taxes for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Provision for (benefit from) income taxes	$(6,489)	$8,904	$(777)	$2,068
Effective tax rate	(10.3%)	21.5%	(1.0%)	8.3%

Our effective tax rates for the three and nine months ended September 30, 2022 were lower than the prior year primarily due to a tax benefit associated with the reversal of deferred tax liabilities related to the Water Resources and Mineral Services businesses no longer being held for sale and the release of valuation allowances related to the utilization of capital loss carryforwards. The benefit for both items was recognized in the current quarter. For additional information on assets and liabilities no longer held for sale see discussion in Note 1 and Note 3.

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

The total liabilities for legal proceedings recorded as of  September 30, 2022 and  December 31, 2021 were $129 million, $63 million of which was paid through insurance proceeds, which have been fully funded into a settlement escrow account. The balance of the settlement escrow account was included in other current assets in the consolidated balance sheets. As of  September 30, 2021, the total liabilities recorded for legal proceedings, net of insurance receivable, were $66 million.

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

On  April 30, 2021, the class representative in Police Retirement System of St. Louis v. Granite Construction Incorporated, et al. filed a motion for preliminary approval of the settlement. The plaintiff in Nasseri v. Granite Construction Incorporated, et al. was permitted to intervene, although the court denied the plaintiff's application to be appointed as additional lead plaintiff. On  October 6, 2021, the court issued an order granting preliminary approval of the settlement and, pursuant to the terms of the Settlement Agreement, $129 million was paid to the settlement escrow account. $66 million was paid by the Company and $63 million was paid through insurance proceeds. The total $129 million is included in the condensed consolidated balance sheet as deposits and an accrued liability. Members of the settlement class had the opportunity to object to the settlement at a fairness hearing held by the court to determine whether the settlement should be finally approved and whether the proposed order and final judgment should be entered. The fairness hearing occurred on February 24, 2022. On March 17, 2022, the court granted final approval of the settlement, granted the request for attorneys’ fees by class representative's counsel, granted in part and denied in part the request for attorneys’ fees by the plaintiff in Nasseri v. Granite Construction Incorporated, et al., and entered final judgment. On April 12, 2022, the plaintiff in Nasseri v. Granite Construction Incorporated, et al. requested that the Nasseri case be dismissed with prejudice in light of the final approval of the settlement. On April 15, 2022, the plaintiff in Nasseri v. Granite Construction Incorporated, et al. filed a notice of appeal in Police Retirement System of St. Louis v. Granite Construction Incorporated, et al., naming Class Representative Police Retirement System of St. Louis as appellee. On September 8, 2022, the U.S. Court of Appeals for the Ninth Circuit granted the request for voluntary dismissal of appeal filed by the plaintiff in Nasseri v. Granite Construction Incorporated, et al.

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

On April 14, 2022, the parties in Davydov v. Roberts et al., the plaintiff in English v. Roberts et al., and the Company entered into a Stipulation of Compromise and Settlement providing that (i) defendants will cause insurers to pay $7.5 million, which amount, less court-awarded attorneys’ fees and expenses, will be paid to the Company, (ii) the Company shall implement agreed upon corporate governance provisions within 30 days of final approval of the settlement, and (iii) all claims that were asserted or could have been asserted against the defendants or their related persons in Davydov v. Roberts, et al., English v. Roberts, et al., or any other proceeding on behalf of the Davydov plaintiff, the English plaintiff, the Company or any Granite stockholder, will be released. On April 14, 2022, the plaintiff in Davydov v. Roberts, et al. filed the Stipulation of Compromise and Settlement and a proposed scheduling order for a hearing in the Delaware Court of Chancery for review of the settlement. The Court in English v. Roberts, et al. has entered the parties’ stipulation to stay that case in light of the settlement filed in Davydov v. Roberts, et al. The Delaware Court of Chancery held a fairness hearing concerning its review of the settlement on July 12, 2022. On July 27, 2022, the Court in Davydov v. Roberts, et al. entered an order and final judgment approving the terms of the Stipulation of Compromise and Settlement and dismissed the case with prejudice. On July 28, 2022, the Court in English v. Roberts, et al. entered a stipulation and order of dismissal that dismissed the case with prejudice. The Company received a payment of $5.0 million for the settlement which was net of court-awarded attorneys' fees and expenses that was recorded in Other costs, net on the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2022.

As of September 30, 2022,  December 31, 2021 and September 30, 2021, other than the Settlement Agreement charge described above, we did not record any liability related to the above matters because we concluded such liabilities were resolved or not probable and the amounts of such liabilities were not reasonably estimable.

Other Matters

In connection with our prior disclosure of the Audit/Compliance Committee’s independent investigation of prior-period reporting for the former Heavy Civil operating group and the extent to which those matters affected the effectiveness of the Company’s internal control over financial reporting (the “Investigation”), we voluntarily contacted the San Francisco office of the SEC Division of Enforcement regarding the Investigation. The SEC issued subpoenas for documents in connection with the accounting issues identified in the Investigation. We produced documents to the SEC and fully cooperated with the SEC in its investigation. In the second quarter of 2022, we recorded a $12 million accrual for the expected resolution of this investigation which is reflected in other costs in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2022.

During the third quarter of 2022, we reached a settlement with the SEC. Under the terms of the settlement, we, without admitting or denying any allegations made by the SEC, agreed to pay a civil penalty of $12 million and to be enjoined from violating specified provisions of the federal securities laws and rules promulgated thereunder. On August 25, 2022, the SEC filed a complaint against us, along with our consent to the entry of judgment in the United States District Court for the Northern District of California, and requested entry of judgment. Judgment concluding and resolving this matter in its entirety was entered on September 9, 2022, and on September 16, 2022, we paid the $12 million penalty.

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

On February 3, 2022, a lawsuit titled Steadfast Insurance Company (“Steadfast”), a subrogee of Clark/Hathaway Dinwiddie, a Joint Venture (“CHDJV”) v. Layne Christensen Company (“Layne”) was filed in the Superior Court of the State of California, County of San Francisco, seeking damages of approximately $70 million for costs incurred by Steadfast on behalf of CHDJV to cure Layne’s allegedly defective work on the foundation of the Salesforce Tower. On February 4, 2022, CHDJV submitted an arbitration demand with the American Arbitration Association against Granite Construction Incorporated seeking to recover approximately $30 million for costs incurred by CHDJV to cure Layne’s allegedly defective work on the foundation of the Salesforce Tower. CHDJV subsequently dismissed Granite and added Layne as a respondent to the arbitration. On March 8, 2022, we filed a motion to dismiss the CHDJV arbitration. On April 8, 2022, we filed a demurrer seeking to dismiss the Steadfast lawsuit. On May 6, 2022, CHDJV consolidated its claims with those of Steadfast and joined as a plaintiff in the Steadfast lawsuit, and on May 16, 2022, the arbitration was stayed. On June 14, 2022, we filed a demurrer to the amended complaint seeking to dismiss the claims of both Steadfast and CHDJV. On August 24, 2022, the court overruled our demurrer. We believe Layne has multiple defenses and counterclaims to the claims at issue. Layne intends to vigorously defend against the claims and prosecute its counterclaims, but we cannot provide assurance that Layne will be successful in these efforts. We do not believe it is probable this matter will result in a material loss, however, if we are unsuccessful, we believe the range of reasonably possible loss upon final resolution of this matter could be up to approximately $100 million.

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

As a result of these changes, in accordance with FASB ASC Topic 280, Segment Reporting, our reportable segments, which are the same as our operating segments, were changed to: Construction and Materials. The Construction segment replaces the previous Transportation, Water and Specialty reportable segments, with the composition of our Materials segment remaining unchanged. These changes have been applied retrospectively for all periods presented. As discussed in Note 3, we have reclassified WMS from discontinued operations to continuing operations for all periods presented. The Water Resources and Mineral Services businesses are included in the Construction segment. Inliner had both Construction and Materials operations.

Summarized segment information is as follows:

Three months ended September 30,	Construction	Materials	Total
2022
Total revenue from reportable segments	$848,267	$228,871	$1,077,138
Elimination of intersegment revenue	—	(67,332)	(67,332)
Revenue from external customers	$848,267	$161,539	$1,009,806
Gross profit	$98,329	$22,038	$120,367
Depreciation, depletion and amortization	$10,082	$6,870	$16,952

2021
Total revenue from reportable segments	$924,454	$201,419	$1,125,873
Elimination of intersegment revenue	—	(63,744)	(63,744)
Revenue from external customers	$924,454	$137,675	$1,062,129
Gross profit	$99,237	$20,698	$119,935
Depreciation, depletion and amortization	$18,230	$7,014	$25,244

Nine months ended September 30,	Construction	Materials	Total
2022
Total revenue from reportable segments	$2,141,009	$506,228	$2,647,237
Elimination of intersegment revenue	—	$(133,043)	(133,043)
Revenue from external customers	$2,141,009	$373,185	$2,514,194
Gross profit	$237,060	$40,965	$278,025
Depreciation, depletion and amortization	$31,651	$20,007	$51,658
Segment assets as of period end	$434,604	$351,520	$786,124

2021
Total revenue from reportable segments	$2,369,848	$457,409	$2,827,257
Elimination of intersegment revenue	$—	$(131,043)	(131,043)
Revenue from external customers	$2,369,848	$326,366	$2,696,214
Gross profit	$255,443	$44,756	$300,199
Depreciation, depletion and amortization	$53,166	$19,329	$72,495
Segment assets as of period end	$513,406	$355,936	$869,342

A reconciliation of segment gross profit to consolidated income before income taxes is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Total gross profit from reportable segments	$120,367	$119,935	$278,025	$300,199
Selling, general and administrative expenses	61,795	77,603	192,036	227,400
Other costs, net (see Note 7)	(490)	3,759	19,445	85,547
Gain on sales of property and equipment (see Note 13)	(949)	(5,159)	(10,462)	(39,349)
Total other (income) expense, net	(2,789)	2,405	1,747	1,686
Income before income taxes	$62,800	$41,327	$75,259	$24,915

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021 (our "Annual Report") and the unaudited condensed consolidated financial statements and the accompanying notes thereto included herein.

Forward-Looking Disclosure

From time to time, Granite makes certain comments and disclosures in reports and statements, including in this Quarterly Report on Form 10-Q, or statements made by its officers or directors, that are not based on historical facts, including statements regarding future events, occurrences, circumstances, strategy, activities, performance, outlook, outcomes, guidance, capital expenditures, committed and awarded projects, results and strategic actions, that may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by words such as “future,” “outlook,” “assumes,” “believes,” “expects,” “estimates,” “anticipates,” “intends,” “plans,” “appears,” “may,” “will,” “should,” “could,” “would,” “continue,” and the negatives thereof or other comparable terminology or by the context in which they are made. In addition, other written or oral statements that constitute forward-looking statements have been made and may in the future be made by or on behalf of Granite. These forward-looking statements are estimates reflecting the best judgment of senior management and reflect our current expectations regarding future events, occurrences, circumstances, strategy, activities, performance, outlook, outcomes, guidance, capital expenditures, committed and awarded projects, results, and strategic actions. These expectations may or may not be realized. Some of these expectations may be based on beliefs, assumptions or estimates that may prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, which could result in our expectations not being realized or otherwise materially affect our business, financial condition, results of operations, cash flows and liquidity. Such risks and uncertainties include, but are not limited to, those more specifically described in our Annual Report under “Item 1A. Risk Factors.” Due to the inherent risks and uncertainties associated with our forward-looking statements, the reader is cautioned not to place undue reliance on them. The reader is also cautioned that the forward-looking statements contained herein speak only as of the date of this Quarterly Report on Form 10-Q and, except as required by law, we undertake no obligation to revise or update any forward-looking statements for any reason.

Overview

We deliver infrastructure solutions for public and private clients. We are one of the largest diversified infrastructure companies in the United States. Within the public sector, we primarily concentrate on infrastructure projects, including the construction of streets, roads, highways, mass transit facilities, airport infrastructure, bridges, dams, power-related facilities, utilities, tunnels, water well drilling and other infrastructure-related projects. Within the private sector, we perform site preparation, mining services and infrastructure services for residential development, energy development, commercial and industrial sites, and other facilities, as well as provide construction management professional services.

During the fourth quarter of 2021, we updated our strategy to focus on our core business capabilities, to leverage our current geographic based home markets in the civil construction and materials business and to target expansion based upon that combined strategy. Also related to our new strategic plan, during the fourth quarter of 2021, we reorganized our operating groups to improve operating efficiencies and better position the Company for long-term growth. In alphabetical order, our operating groups are California, Central and Mountain.

In addition, we revised the financial information our chief operating decision maker, or decision-making group (our “CODM”), regularly reviews to allocate resources and assess our performance. This change is consistent with our strategic plan update and better aligns with our civil construction and materials business. Our CODM now regularly reviews financial information regarding our two primary product lines, construction and materials, as well as our operating groups. We identified our CODM as our Chief Executive Officer and our Chief Operating Officer.

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

Current Economic Environment and Outlook

Funding for our public work projects, which accounts for approximately 75% of our portfolio, is dependent on federal, state, regional and local revenues. At the federal level, the rollout of the $1.2 trillion Infrastructure Investment and Jobs Act (“IIJA”) has started with the appropriation of funds included in the 2022 federal spending bill passed by the Administration in March 2022. The five-year IIJA provides the largest increase in federal highway, bridge and transit funding in more than six decades and includes $550 billion in incremental funding. We continue to believe that the increased multi-year spending commitment will improve the programming visibility for state and local governments and bring impact to project lettings starting in 2023 and then more meaningfully in 2024 and beyond. We anticipate the impact to our financial statements to gradually grow in 2023 and beyond as funds are allocated first to quicker turn projects and then later to more complex larger projects.

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

Over the last year, inflation, supply chain and labor constraints have had a significant impact on the global economy including the construction industry in the United States. While it is impossible to fully eliminate the impact of these factors, we have applied proactive measures such as fixed forward purchase contracts of oil related inputs, energy surcharges, and adjustment of project schedules for constraints related to construction materials such as concrete. While we actively work to mitigate the impacts of oil price inflation, further price increases may adversely impact us in the future.

Our Committed and Awarded Projects (“CAP”) continues to be strong with $4.1 billion at the end of the third quarter of 2022 including contributions from wins earlier in the year within the Central operating group as we continue to transform its project portfolio. We believe the environments in our key markets are strong and will continue to grow as we see meaningful funding from IIJA for projects beginning in the mid to latter part of 2023.

Strategic Actions

During the fourth quarter of 2021, we concluded that the assets and liabilities of our former Water and Mineral Services operating group (“WMS”) met the criteria for classification as held for sale and the results of operations were presented as discontinued operations. This included: our trenchless and pipe rehabilitation services business (“Inliner”); our water supply, treatment, delivery and maintenance business (“Water Resources”); and our mineral exploration drilling business (“Mineral Services”). The sale of Inliner was completed on March 16, 2022 for a purchase price of $159.7 million, subject to certain adjustments. As a result of the sale, we received cash proceeds of $142.6 million based on preliminary post-closing adjustments and we recognized a gain of $6.2 million.

In September 2022, we announced our decision to retain the Water Resources and Mineral Services businesses that were previously classified as held for sale and reported in discontinued operations. This change to our plan of sale was due to unfavorable market conditions which undermined our efforts to secure an appropriate value for the businesses. In connection with the reclassification of the WMS businesses from discontinued operations to continuing operations, the Condensed Consolidated Statements of Operations have been revised to include Inliner through the date of sale, Water Resources and Mineral Services in the Mountain operating group for all periods presented. The Water Resources and Mineral Services businesses are included in the Construction segment. Inliner had both Construction and Materials operations. See Note 1 and Note 3 of “Notes to the Condensed Consolidated Financial Statements” for further information.

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

Results of Operations

Our operations are typically affected more by inclement weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability. Therefore, the results of operations of a given quarter are not indicative of the results to be expected for the full year.

The following table presents a financial summary for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Total revenue	$1,009,806	$1,062,129	$2,514,194	$2,696,214
Gross profit	$120,367	$119,935	$278,025	$300,199
Selling, general and administrative expenses	$61,795	$77,603	$192,036	$227,400
Other costs, net (see Note 7 of “Notes to the Condensed Consolidated Financial Statements”)	$(490)	$3,759	$19,445	$85,547
Gain on sales of property and equipment, net (see Note 13 of “Notes to the Consolidated Financial Statements”)	$(949)	$(5,159)	$(10,462)	$(39,349)
Operating income	$60,011	$43,732	$77,006	$26,601
Total other (income) expense, net	$(2,789)	$2,405	$1,747	$1,686
Amount attributable to non-controlling interests	$4,104	$2,620	$1,569	$462
Net income attributable to Granite Construction Incorporated	$73,393	$35,043	$77,605	$23,309

Revenue

Total Revenue by Segment

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2022		2021		2022		2021
Construction	$848,267	84.1%	$924,454	87.1%	$2,141,009	85.2%	$2,369,848	87.9%
Materials	161,539	15.9	137,675	12.9	373,185	14.8	326,366	12.1
Total	$1,009,806	100.0%	$1,062,129	100.0%	$2,514,194	100.0%	$2,696,214	100.0%

Construction Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2022		2021		2022		2021
California	$263,252	31.0%	$243,740	26.4%	$607,536	28.4%	$631,637	26.6%
Central	222,745	26.3	296,505	32.0	654,912	30.6	837,792	35.4
Mountain	362,270	42.7	384,209	41.6	878,561	41.0	900,419	38.0
Total	$848,267	100.0%	$924,454	100.0%	$2,141,009	100.0%	$2,369,848	100.0%

Construction revenue for the three and nine months ended September 30, 2022 decreased by $76.2 million and $228.8 million, or 8.2% and 9.7%, respectively, when compared to 2021. These decreases were primarily driven by the wind down of several large projects in the Central operating group, as well as the sale of Inliner in the first quarter of 2022. Comparable revenue from the Mountain operating group, which excludes revenue attributable to Inliner (which was sold on March 16, 2022) increased $38.4 million and $105.8 million, or 11.9% and 14.3%, for the three and nine months ended September 30, 2022, respectfully, due to higher beginning CAP levels including several new solar projects and driven by stronger market conditions in the current year. California operating group revenue increased $19.5 million during the three months ended September 30, 2022 due to record high CAP levels at the beginning of the current quarter. California operating group revenue decreased $24.1 million during the nine months ended September 30, 2022, mainly due to delayed project awards and slower progress on existing projects due to supply chain disruptions in the first half of the year and less favorable weather conditions in the first quarter of 2022. During the three and nine months ended September 30, 2022 and 2021, the majority of revenue earned in the Construction segment was from the public sector.

Materials Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2022		2021		2022		2021
California	$85,173	52.7%	$76,029	55.2%	$202,371	54.2%	$188,475	57.7%
Central	9,348	5.8	5,640	4.1	33,634	9.0	24,740	7.6
Mountain	67,018	41.5	56,006	40.7	137,180	36.8	113,151	34.7
Total	$161,539	100.0%	$137,675	100.0%	$373,185	100.0%	$326,366	100.0%

Materials revenue for the three and nine months ended September 30, 2022 increased by $23.9 million and $46.8 million, or 17.3% and 14.3%, respectively, when compared to 2021 driven by price increases inclusive of energy surcharges and overall market demands driving higher sales volumes of aggregates, slightly offset by decreased sales volumes for asphalt.

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

(dollars in thousands)	September 30, 2022		June 30, 2022		September 30, 2021
Unearned revenue	$2,649,066	65.0%	$2,884,876	68.5%	$3,032,192	70.1%
Other awards	1,429,268	35.0	1,328,784	31.5	1,295,700	29.9
Total	$4,078,334	100.0%	$4,213,660	100.0%	$4,327,892	100.0%

(dollars in thousands)	September 30, 2022		June 30, 2022		September 30, 2021
California	$1,555,977	38.2%	$1,629,765	38.7%	$1,493,015	34.5%
Central	1,525,672	37.4	1,518,970	36.0	1,755,779	40.6
Mountain	996,685	24.4	1,064,925	25.3	1,079,098	24.9
Total	$4,078,334	100.0%	$4,213,660	100.0%	$4,327,892	100.0%

CAP of $4.1 billion at September 30, 2022 decreased $0.1 billion when compared to June 30, 2022 due to progress on existing projects during our seasonally busiest quarter of the year. Significant new awards during the three months ended September 30, 2022 included $145 million for highway work in Texas, a $17 million dam project in California, $14 million for bridge work in Illinois, $12 million for raceway work in California, $11 million for bridge work in California and an $11 million bikeway project in California.

Non-controlling partners’ share of CAP as of September 30, 2022, December 31, 2021 and September 30, 2021 was $118.4 million, $214.3 million and $230.1 million, respectively. At September 30, 2022, six contracts had total forecasted losses with remaining revenue of $140.6 million, or 3.4%, of total CAP.

Gross Profit

The following table presents gross profit by reportable segment for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Construction	$98,329	$99,237	$237,060	$255,443
Percent of segment revenue	11.6%	10.7%	11.1%	10.8%
Materials	22,038	20,698	40,965	44,756
Percent of segment revenue	13.6%	15.0%	11.0%	13.7%
Total gross profit	$120,367	$119,935	$278,025	$300,199
Percent of total revenue	11.9%	11.3%	11.1%	11.1%

Construction gross profit for the three and nine months ended September 30, 2022 decreased by $0.9 million and $18.4, or 0.9% and 7.2%, respectively, when compared to 2021 primarily due to an increase in the negative net impact from revisions in estimates in our Central operating group (see Note 4 of "Notes to the Consolidated Financial Statements"). These decreases were partially offset by improved performance in the vertically integrated California and Mountain operating groups.

Materials gross profit for the three and nine months ended September 30, 2022 increased by $1.3 million and decreased by $3.8 million, or an increase of 6.5% and a decrease of 8.5%, respectively, when compared to 2021. The increase in materials revenue drove a gross profit increase during the three months ended September 30, 2022 while materials gross profit margin decreased due to the impact of higher energy costs. Materials gross profit was down during the nine months ended September 30, 2022 primarily due to the impact of higher fuel and liquid asphalt costs. We implemented energy surcharges in the second quarter of 2022 to cover increased fuel costs, however contracts we had in place early in the year without energy surcharge clauses or prior to our surcharge taking effect were still being fulfilled into the third quarter at the lower sales price.

Selling, General and Administrative Expenses

The following table presents the components of selling, general and administrative expenses for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Selling
Salaries and related expenses	$12,720	$14,799	$44,348	$49,440
Restricted stock unit amortization	194	225	1,052	1,251
Other selling expenses	2,839	3,154	7,820	5,403
Total selling	15,753	18,178	53,220	56,094
General and administrative
Salaries and related expenses	23,262	26,002	76,839	83,515
Restricted stock unit amortization	1,068	795	4,175	3,126
Other general and administrative expenses	21,712	32,628	57,802	84,665
Total general and administrative	46,042	59,425	138,816	171,306
Total selling, general and administrative	$61,795	$77,603	$192,036	$227,400
Percent of revenue	6.1%	7.3%	7.6%	8.4%

Selling Expenses

Selling expenses include the costs for estimating and bidding including offsetting customer reimbursements for portions of our selling/bid submission expenses (i.e., stipends), business development and materials facility permits. Selling expenses can vary depending on the volume of projects in process and the number of employees assigned to estimating and bidding activities. As projects are completed or the volume of work slows down, we temporarily redeploy project employees to bid on new projects, moving their salaries and related costs from cost of revenue to selling expenses. Selling expenses for the three months ended September 30, 2022 decreased by $2.4 million, or 13.3%, and for the nine months ended September 30, 2022 decreased by $2.9 million, or 5.1%, when compared to 2021, primarily due to the sale of Inliner on March 16, 2022.

General and Administrative Expenses

General and administrative expenses include costs related to our operational offices that are not allocated to direct contract costs and expenses related to our corporate functions. Other general and administrative expenses include travel and entertainment, outside services, information technology, depreciation, occupancy, training, office supplies, incentive compensation, changes in the fair market value of our Non-Qualified Deferred Compensation plan liability and other miscellaneous expenses. Total general and administrative expenses for the three months ended September 30, 2022 decreased by $13.4 million, or 22.5%, primarily due to the sale of Inliner on March 16, 2022 and a decrease in incentive compensation expense. Total general and administrative expenses for the nine months ended September 30, 2022 decreased by $32.5 million, or 19.0%, when compared to 2021, also due to the sale of Inliner and a decrease in incentive compensation expense as well as decreases in the fair market value of our Non-Qualified Deferred Compensation plan liability, which is mostly offset in other (income) expense, net, through our own company-owned life insurance policy.

Other Costs, net

The following table presents other costs, net for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Other costs, net	$(490)	$3,759	$19,445	$85,547

During the three months ended September 30, 2022, Other costs, net (see Note 7 of “Notes to the Condensed Consolidated Financial Statements”) decreased $4.2 million due primarily to the settlement of the shareholder derivative lawsuit and related receipt of $5.0 million (see Note 18 of “Notes to the Condensed Consolidated Financial Statements”). During the nine months ended September 30, 2022, Other costs, net decreased $66.1 million primarily due to the securities litigation settlement charge of $66 million that occurred in 2021 (see Note 18 of “Notes to the Condensed Consolidated Financial Statements”).

Gain on Sales of Property and Equipment, net

The following table presents the gain on sales of property and equipment, net for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Gain on sales of property and equipment, net	$(949)	$(5,159)	$(10,462)	$(39,349)

Gain on sales of property and equipment, net for the three and nine months ended September 30, 2022 decreased by $4.2 million and $28.9 million, respectively, compared to prior year. The gain in the nine months ended September 30, 2021 includes the sale of certain properties in California.

Income Taxes

The following table presents the provision for (benefit from) income taxes for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Provision for (benefit from) income taxes	$(6,489)	$8,904	$(777)	$2,068
Effective tax rate	(10.3%)	21.5%	(1.0%)	8.3%

We calculate our income tax provision at the end of each interim period by estimating our annual effective tax rate and applying that rate to our net income before tax expense. The effect of changes in enacted tax laws, tax rates or tax status is recognized in the interim period in which the change occurs. Our effective tax rates for the three and nine months ended September 30, 2022 were lower than the prior year primarily due to a tax benefit associated with the reversal of deferred tax liabilities related to the Water Resources and Mineral Services businesses no longer being held for sale and the release of valuation allowances related to the utilization of capital loss carryforwards. The benefit for both items was recognized in the current quarter. For additional information on assets and liabilities no longer held for sale see discussion in Note 1 and Note 3 of “Notes to the Condensed Consolidated Financial Statements.”

Amount Attributable to Non-controlling Interests

The following table presents the amount attributable to non-controlling interests in consolidated subsidiaries for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Amount attributable to non-controlling interests	$4,104	$2,620	$1,569	$462

The amount attributable to non-controlling interests represents the non-controlling owners’ share of the income or loss of our consolidated construction joint ventures. The amounts for the three and nine months ended September 30, 2022 increased $1.5 million and $1.1 million, respectively, primarily due to net negative impacts from revisions in estimates, partially offset by new joint venture contracts in 2022.

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

We believe our primary sources of liquidity will be sufficient to meet our expected working capital needs, capital expenditures, financial commitments, cash dividend payments and other liquidity requirements associated with our existing operations for the next twelve months. We also believe our primary sources of liquidity, access to debt and equity capital markets and cash expected to be generated from operations will be sufficient to meet our long-term requirements and plans. However, there can be no assurance that sufficient capital will continue to be available or that it will be available on terms acceptable to us.

As of September 30, 2022, our cash and cash equivalents consisted of deposits and money market funds held with established national financial institutions and marketable securities consisting primarily of U.S. Government and agency obligations and corporate commercial paper.

At the end of the second quarter of 2022, we had $16.5 million of past due receivables and $27.1 million of contract retention receivable from Brightline Trains Florida LLC ("Brightline") and they were experiencing delays in securing additional funding at that time. During the third quarter of 2022, Brightline obtained additional funding and paid their past due receivables balances. As of September 30, 2022, we had $3.6 million of receivables and $27.8 million of contract retention receivable from Brightline (see Note 8 of “Notes to the Condensed Consolidated Financial Statements”). These balances were current as of September 30, 2022, however because Brightline has experienced delays in securing additional funding in the past, the timing and probability of future payments may be affected and our liquidity impacted if Brightline faces additional funding difficulties.

During the first half of 2022, we prepaid 100% of our outstanding term loan and replaced the Third Amended and Restated Credit Agreement dated May 31, 2018 with the Fourth Amended and Restated Credit Agreement (the “Credit Agreement”) maturing June 2, 2027. The Credit Agreement is a $350.0 million senior secured, five-year revolving facility (the “Revolver”). As of September 30, 2022, the total unused availability under the Credit Agreement was $267.0 million, resulting from $33.0 million in issued and outstanding letters of credit and $50.0 million drawn under the Revolver. See Note 15 of “Notes to the Condensed Consolidated Financial Statements” for further discussion regarding the Revolver.

In evaluating our liquidity position and needs, we also consider cash and cash equivalents held by our consolidated construction joint ventures (“CCJVs”). The following table presents our cash, cash equivalents and marketable securities, including amounts from our CCJVs, as of the respective dates:

(in thousands)	September 30, 2022	December 31, 2021	September 30, 2021
Cash and cash equivalents excluding CCJVs	$142,560	$302,864	$344,438
CCJV cash and cash equivalents (1)	112,524	92,783	119,611
Total consolidated cash and cash equivalents	255,084	395,647	464,049
Short-term and long-term marketable securities (2)	61,448	15,600	10,600
Total cash, cash equivalents and marketable securities	$316,532	$411,247	$474,649

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

Granite’s portion of CCJV cash and cash equivalents was $66.7 million, $54.4 million and $69.2 million as of September 30, 2022, December 31, 2021 and September 30, 2021, respectively. Excluded from the table above is:

•	$47.3 million, $56.5 million and $48.0 million as of September 30, 2022, December 31, 2021 and September 30, 2021, respectively, in Granite’s portion of unconsolidated construction joint venture cash and cash equivalents; and
•	$16.5 million as of December 31, 2021 that was included in current assets held-for-sale.

Capital Expenditures

During the  nine months ended September 30, 2022, we had capital expenditures of $ 97.8 million, compared t o $73.0 million, during the nine months ended September 30, 2021. The increase year over year is primarily due to earlier procurement of equipment due to supply chain disruptions and acquisition of material reserves in 2022. Major capital expenditures are typically for aggregate and asphalt production facilities, aggregate reserves, construction equipment, buildings and leasehold improvements and investments in our information technology systems. The timing and amount of such expenditures can vary based on the progress of planned capital projects, the type and size of construction projects, changes in business outlook and other factors. We currently anticipate 2022 capital expenditures to be between approximately $ 120 million and $ 130 million.

Cash Flows

	Nine months ended September 30,
(in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$(14,631)	$59,922
Investing activities	$13,874	$(17,381)
Financing activities	$(157,814)	$(14,628)

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

Cash used in operating activities of $ 14.6 million for the nine months ended September 30, 2022 represents a $ 74.6 million increase in cash used when compared to the same period of 2021. The change was primarily attributable to the timing of receipts and payments of working capital, which includes receivables, net contract assets, inventories, other assets, accounts payable and accrued expenses and other liabilities. Cash used in working capital increased by $85.7 million. This increase in net cash used was partially offset by a $10.7 million decrease in contributions, net of distributions, to unconsolidated construction joint ventures and affiliates. Our cash provided by net income, net of adjustments for non-cash items and the litigation settlement described in Note 18, was virtually unchanged when compared to the prior year.

Related to the litigation settlements discussed in Note 18 of “Notes to the Condensed Consolidated Financial Statements,” we have separately presented the $129 million liability and the associated $63 million insurance receivable in the condensed consolidated statement of cash flows for the nine months ended September 30, 2021. The insurance receivable was collected and the liability was paid to the court in October 2021; therefore, the impact on operating cash flow occurred in the fourth quarter of 2021 and there was no impact during the nine months ended September 30, 2022 and 2021.

Investing activities

Cash provided by investing activities of $13.9 million for the nine months ended September 30, 2022 represents a $31.3 million increase when compared to 2021. The change was primarily due to proceeds from the sale of the Inliner business in March 2022, partially offset by increased purchases of marketable securities and property and equipment and a decrease in proceeds from sales of property and equipment in the current year.

Financing activities

Cash used in financing activities of $157.8 million for the nine months ended September 30, 2022 represents a $143.2 million increase when compared to 2021. The change was primarily due to the prepayment of our term loan of $123.8 million in the first half of 2022 and repurchases of common stock (inclusive of our accelerated share repurchase) of $70.7 million, partially offset by $50.0 million drawn on our Revolver. The net debt paydown was completed at the time the Credit Agreement was entered (see Note 15 to “Notes to the Condensed Consolidated Financial Statements” for further information), to bring our cash balance in line with projected cash needs for the rest of 2022.

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

Surety Bonds and Real Estate Mortgages

We are generally required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At September 30, 2022, approximately $2.3 billion of our $4.1 billion CAP was bonded. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds after the owner accepts the work performed under contract. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.

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

The most significant financial covenants under the terms of our Credit Agreement require the maintenance of a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio. As of September 30, 2022, the Consolidated Leverage Ratio was 1.89, which did not exceed the maximum of 3.25. Our Consolidated Interest Coverage Ratio was 10.15, which was above the minimum of 3.00.

Share Repurchase Program

As announced on February 3, 2022, on February 1, 2022, the Board of Directors authorized us to purchase up to $300.0 million of our common stock at management’s discretion (the “2022 authorization”).

On May 2, 2022, we entered into an accelerated share repurchase transaction with Bank of Montreal. The Accelerated Share Repurchase was entered into pursuant to the existing share repurchase program. On May 2, 2022, we paid $50.0 million to the bank and received 80% of the notional amount, or $40.0 million, in shares using the closing price on the trade date. This equated to approximately 1.32 million shares, which were immediately retired. On August 31, 2022, the reference period ended and on September 2, 2022 we received an additional 0.37 million shares, which were immediately retired. The final share delivery was based on the average of the daily volume-weighted average price of Granite's common stock, less a discount, during the reference period.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The description of the matters set forth in Part I, Item I of this Report under Note 18 of “Notes to the Condensed Consolidated Financial Statements” is incorporated herein by reference.

Item 1A.	RISK FACTORS

There have been no material changes in the risk factors previously disclosed in “Item 1A. Risk Factors” in our Annual Report.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended September 30, 2022:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
July 1, 2022 through July 31, 2022	6,232	$29.15	—	$241,535,405
August 1, 2022 through August 31, 2022	180	$30.81	—	$241,535,405
September 1, 2022 through September 30, 2022	370,014	$27.28	366,785	$231,535,405
	376,426	$27.31	366,785

(1) Includes 6,232, 180 and 3,229 shares purchased during July, August and September, respectively, in connection with employee tax withholding for restricted stock units vested under our equity incentive plans.
(2) As announced on February 3, 2022, on February 1, 2022, the Board of Directors authorized us to purchase up to $300.0 million of our common stock at management’s discretion (the “2022 authorization”). In September 2022, we purchased approximately 0.37 million shares under the 2022 authorization in the accelerated share repurchase. As of September 30, 2022, $231.5 million of the 2022 authorization remained available. The specific timing and amount of any future purchases will vary based on market conditions, securities law limitations and other factors.

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

GRANITE CONSTRUCTION INCORPORATED

Date:	October 27, 2022	By:	/s/ Elizabeth L. Curtis
Elizabeth L. Curtis
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)