Form 10-K
period 2022-12-31
GRANITE CONSTRUCTION INC
filed 2023-02-21
CIK 861459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒  Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐   Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐ This checkbox has been left unanswered pending adoption of the underlying rules.

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐ This checkbox has been left unanswered pending adoption of the underlying rules.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $1.3 billion as of June 30, 2022, based upon the price at which the registrant’s common stock was last sold as reported on the New York Stock Exchange on such date.

At February 15, 2023, 43,744,536 shares of common stock, par value $0.01, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Part III is incorporated by reference to the definitive Proxy Statement for the 2023 Annual Meeting of Shareholders of Granite Construction Incorporated, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2022.

Index

PART II

PART III

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	37
EXHIBIT 21
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32
EXHIBIT 95
EXHIBIT 101.INS
EXHIBIT 101.SCH
EXHIBIT 101.CAL
EXHIBIT 101.DEF
EXHIBIT 101.LAB
EXHIBIT 101.PRE
EXHIBIT 104

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

From time to time, Granite makes certain comments and disclosures in reports and statements, including in this Annual Report on Form 10-K, and its officers or directors make statements that are not based on historical facts, including statements regarding future events, occurrences, circumstances, strategy, activities, performance, outlook, outcomes, targets, guidance, capital expenditures, committed and awarded projects, and results, that may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by words such as “future,” “outlook,” “assumes,” “believes,” “expects,” “estimates,” “anticipates,” “intends,” “plans,” “appears,” “may,” “will,” “should,” “could,” “would,” “continue,” “target,” and the negatives thereof or other comparable terminology or by the context in which they are made. In addition, other written or oral statements that constitute forward-looking statements have been made and may in the future be made by or on behalf of Granite. These forward-looking statements are estimates reflecting the best judgment of senior management and reflect our current expectations regarding future events, occurrences, circumstances, strategy, activities, performance, outlook, outcomes, targets, guidance, capital expenditures, committed and awarded projects, and results. These expectations may or may not be realized. Some of these expectations may be based on beliefs, assumptions or estimates that may prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, which could result in our expectations not being realized or otherwise materially affect our business, financial condition, results of operations, cash flows and liquidity. Such risks and uncertainties include, but are not limited to, those more specifically described in this report under “Item 1A. Risk Factors.” Due to the inherent risks and uncertainties associated with our forward-looking statements, the reader is cautioned not to place undue reliance on them. The reader is also cautioned that the forward-looking statements contained herein speak only as of the date of this Annual Report on Form 10-K, and, except as required by law, we undertake no obligation to revise or update any forward-looking statements for any reason.

EXPLANATORY NOTE

This Annual Report on Form 10-K for the year ended December 31, 2022 (“Form 10-K”) includes the restatement of our unaudited quarterly financial information for the first three quarters of the year ended December 31, 2022 (the “Restated Periods”). The quarterly financial information has also been adjusted retrospectively to reclassify the results of the former Water and Mineral Services businesses from discontinued operations to continuing operations for the periods ended March 31, 2022 and June 30, 2022.

The Audit/Compliance Committee of the Company’s Board of Directors, in consultation with the Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP (“PwC”), concluded that the Company’s previously issued condensed consolidated financial statements and related disclosures for the Restated Periods should no longer be relied upon due to errors contained in such interim financial statements.

As disclosed in the Supplementary Data included in Part IV, Item 15(a) of this Form 10-K, we are restating the Restated Periods to correct (a) errors related to deferred taxes and the calculation of income tax expense in connection with the sale of the Company’s trenchless and pipe rehabilitation services business (“Inliner”), which was completed in the first quarter of 2022 and was classified within discontinued operations in the Company’s condensed consolidated statement of operations during the first and second quarters of 2022 and (b) other immaterial errors, including certain errors that had previously been adjusted for as out of period corrections.

As disclosed in Item 9A, as of December 31, 2022, management has determined that the Company did not maintain effective internal control over financial reporting due to the existence of a material weakness. Management also concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2022 due to the existence of the material weakness. For additional information, see Item 9A of this Form 10-K.

We have not filed and do not intend to file amendments to our Quarterly Reports on Form 10-Q for the Restated Periods. 2022 comparative amounts presented in our 2023 Quarterly Reports on Form 10-Q will be changed retrospectively to reflect the restatement and recast. Accordingly, investors should rely only on the financial information and other disclosures regarding the Restated Periods in this Form 10-K or in future filings with the SEC (as applicable), and not on any previously issued or filed reports, earnings releases or similar communications relating to the Restated Periods.

The impact of the restatement on the Restated Periods is described in the Supplementary Data included in Part IV, Item 15(a) of this Form 10-K.

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

We deliver infrastructure solutions for public and private clients primarily in the United States. We are one of the largest diversified infrastructure companies in the United States. Within the public sector, we primarily concentrate on infrastructure projects, including the construction of streets, roads, highways, mass transit facilities, airport infrastructure, bridges, dams, power-related facilities, utilities, tunnels, water well drilling and other infrastructure-related projects. Within the private sector, we perform various services such as site preparation, mining services and infrastructure services for commercial and industrial sites, railways, residential development, energy development, as well as provide construction management professional services.

Operating Structure

Our reportable segments are the same as our operating segments and correspond with how our chief operating decision maker, or decision-making group (our “CODM”), regularly reviews financial information to allocate resources and assess performance. We identified our CODM as our Chief Executive Officer and our Chief Operating Officer. Our reportable segments are: Construction and Materials. The Construction segment focuses on construction and rehabilitation of roads, pavement preservation, bridges, rail lines, airports, marine ports, dams, reservoirs, aqueducts, infrastructure and site development for use by the general public and water-related construction for municipal agencies, commercial water suppliers, industrial facilities and energy companies. It also provides construction of various complex projects including infrastructure / site development, mining, public safety, tunnel, solar, battery storage and other power-related projects. The Materials segment focuses on production of aggregates and asphalt production for internal use and for sale to third parties. See Note 21 of “Notes to the Consolidated Financial Statements” for additional information about our reportable segments.

In addition to reportable segments, we also review our business by operating groups. In alphabetical order, our operating groups are as follows:

•	California, which is comprised of vertically integrated businesses in home markets across the state;
•

Central, which includes the vertically integrated Arizona region and regional civil construction businesses in Illinois, Florida and Texas. The Central group also includes the Federal division which performs civil construction across the continental United States and Guam, and the Tunnel division; and

•	Mountain, which is comprised of vertically integrated regional businesses in Alaska, Washington, Oregon, Utah and Nevada. The Mountain Group also includes national businesses in the Industrial & Energy division, which primarily focuses on commercial solar construction projects, Water Resources, which performs water well drilling and rehabilitation services and Mineral Services, which performs mineral exploration services for mining clients.

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

During the years ended December 31, 2022, 2021 and 2020, our largest volume customer, including both prime and subcontractor arrangements, was the California Department of Transportation (“Caltrans”). Revenue recognized from contracts with Caltrans during the years ended December 31, 2022, 2021 and 2020 represented $348.0 million (10.5% of total revenue), $337.1 million (9.6% of total revenue) and $316.9 million (8.9% of total revenue), respectively, which was primarily in the Construction segment. Other than Caltrans, none of our customers, including both prime and subcontractor arrangements, had revenue that individually exceeded 10% of total revenue during the year ended December 31, 2022. None of our customers had revenue that individually exceeded 10% of total revenue during the years ended December 31, 2021 and 2020.

Business Strategy

Granite exists to satisfy society’s needs for mobility, power, water and other essential services that sustain living conditions and improve quality of life. Across our footprint of regional offices, we provide horizontal civil infrastructure construction services and construction materials products to a diverse base of public, industrial and commercial clients. These clients benefit from our home market strategy which includes local relationships, market intelligence and the resources and expertise of one of the oldest and most respected U.S. contractors and materials producers.

Local market knowledge, relationships, and project management expertise, supported by the financial strength of a publicly traded company with a strong balance sheet provide a sustainable competitive advantage. By diversifying our revenue channels across geographies and clients, and by taking measured risks within our construction capabilities, we simultaneously grow our business and mitigate risk. Supported by proven operating processes, functional support systems and financial governance processes, our growing network of regional businesses focus on local market conditions, client relationships, employee development, workforce capabilities and investment opportunities to drive growth and efficiency within their home markets.

Additionally, the following continue to be key objectives in our strategic plan:

Selective Bidding: We focus our resources on bidding jobs that meet our bidding criteria, which include analyzing the risk of a potential job relative to: (1) available personnel to estimate and prepare the proposal as well as to effectively manage and build the project; (2) project procurement methodology; (3) the competitive environment; (4) our experience with the type of work and the owner; (5) local resources and partnerships; (6) equipment resources; and (7) the size, duration, complexity and expected profitability of the job.

Risk-Balanced Growth: We intend to grow our business by strategically adding to our client base within our current geographic markets and expanding into new geographic areas both organically and through acquisitions. Growth opportunities are evaluated relative to their incremental impact to the execution risk and profitability profile of our operating portfolio.

Vertical Integration: We own and lease aggregate reserves and own processing plants that are vertically integrated into our construction operations. By ensuring the availability of these resources through strategic expansion and providing quality products, we believe we have a competitive advantage in many of our markets, as well as a source of revenue and earnings from the sale of construction materials to third parties. We also look for additional vertical integration opportunities that complement our existing construction and materials businesses.

Diversification: To mitigate the risks inherent in the construction business as the result of general economic factors, we pursue projects: (1) in both the public and private sectors; (2) in diverse end markets such as federal, rail, power, water and renewable energy; (3) for a wide range of clients from the federal government to small municipalities and from large corporations to small private customers; (4) in diverse geographic markets; (5) with procurement methods that include construction management/general contractor (“CM/GC”), bid-build and design-build; (6) that are executed according to a fixed price, time and materials, cost reimbursable and fixed unit price; and (7) of various size, duration and complexity.

Performance-Based Incentives: Our incentive compensation plans align with the key objectives outlined in our strategic plan. Managers are incentivized with cash compensation and equity awards, payable upon the attainment of pre-established annual financial and non-financial metrics, including capital efficiency and cash flow generation.

Code of Conduct and Core Values: We strive to maintain high ethical standards through an established Code of Conduct and a company-wide compliance program, while always being guided by our core values which are integrity, safety, excellence, sustainability and inclusion.

Human Capital Resources

Employees: We believe our employees are our most valuable resource and are the primary factor in the successful implementation of our business strategies. Significant resources are employed to attract, develop and retain extraordinary and diverse talent and fully promote each employee’s capabilities. Our focus on inclusive diversity, talent development, talent acquisition, and succession planning has allowed us to build a bench of talented employees. Our managerial and supervisory personnel have an average tenure of 11 years with Granite, which demonstrates our workforce's strong dedication and great pride in our company.

On December 31, 2022, we employed approximately 2,000 salaried employees who work in project, functional and business unit management, estimating and administrative capacities, plus approximately 1,800 hourly employees. These totals do not include employees of unconsolidated joint ventures. The total number of hourly personnel is subject to the volume of construction in progress and is seasonal. During 2022, the number of hourly employees ranged from approximately 1,800 to 3,800 and averaged approximately 3,400. The majority of both our salaried and hourly personnel were located in the United States during 2022. As of December 31, 2022, three of our wholly-owned subsidiaries, Granite Construction Company, Layne Christensen Company and Granite Industrial, Inc., were parties to craft collective bargaining agreements in many areas in which they operate (see Note 16 of the “Notes to the Consolidated Financial Statements”).

Inclusive Diversity: Our culture is underpinned by our core values, including an unwavering commitment to inclusive diversity as exemplified by strategies that address our guiding belief that diverse backgrounds, perspectives, and experiences enhance creativity and innovation. We have established employee resource groups that serve employees from a variety of backgrounds, and we have designated October as Inclusion month throughout our Company. We periodically conduct pay equity analyses to support our commitment to pay equity, regardless of race, gender, ethnicity or sexual orientation.

We continued to execute on our inclusive diversity five-year strategic plan, which was established in 2020, with the following key goals:

•	increase representation of women throughout the organization from 13% in 2020 to 18% by 2025;
•	increase women in leadership from 14% in 2020 to 20% by 2025;
•	increase representation of persons of color in leadership throughout the organization from 15% in 2020 to 20% by 2025; and
•	increase inclusion index survey results from 71% in 2020 to 80% by 2025.

In 2022 we continued to make progress towards our 2025 goals. Representation of women throughout the organization was maintained at 13%, women in leadership increased to 19%, representation of persons of color in leadership rose to 18% and our 2022 inclusion index survey results increased to 74%.

We were also successful with our targeted talent acquisition plan focused on diverse colleges and universities. In 2022, we hired 195 interns from 65 colleges and universities. Of this, 52% were diverse.

Health and Safety: Employee safety is our greatest priority and safety is ultimately about people, not statistics. Safety is one of our core values and we strive to continuously improve our safety program to better protect our people. We instill our culture of safety through relationship-based safety training, shared knowledge, and engagement at every level of our organization. A core part of our mission will always be to provide a safe and healthy work environment for all our employees.

Employee Development and Training: The development of our employees is critical to our success and is a key factor in our ability to attract and retain talent. Our people are the foundation of our success, and we encourage every employee to actively participate in their own career growth and development. We offer a wide variety of training opportunities to ensure our employees are supplementing their on-the-job learning with in-person and online courses needed to promote performance and growth.

In 2022, our employees completed over 25,000 training courses and more than 250 employees ranging from emerging leaders to senior leaders graduated from our multi-level leadership development program.

We have a robust talent and succession planning process and have established specialized programs to accelerate the development of our talent pipeline for critical roles in general management, engineering, project management and operations. On an annual basis, we conduct succession planning reviews with senior leaders focusing on our high performing and high potential talent, diverse talent and succession for critical roles.

Employee Engagement: We routinely engage independent third parties to conduct cultural and employee engagement surveys. These include corporate culture assessments, as well as real-time feedback on employee engagement and on employee well-being which includes physical, emotional, social and financial health. In 2022, we conducted a company-wide engagement survey and the results reflected improved engagement across each of our four key indices: trust, executive leadership, inclusive diversity and code of conduct.

Compensation and Benefits: Our compensation programs are designed to align the compensation of our employees with our financial and safety performance and their individual performance to provide proper incentives to attract, retain and motivate employees to achieve superior results. The structure of our compensation programs balances guaranteed base pay with incentive compensation opportunities. Additionally, all employees are eligible for health insurance, physical, mental and financial wellness programs, paid and unpaid leave, a retirement plan, life insurance and disability/accident coverage. We also offer a variety of voluntary benefits that allow employees to select the options that meet their needs.

Environmental, Social and Governance Matters

Sustainability is one of our core values and we are committed to contributing to the development of a more sustainable future. We are a participating member of the United Nations Global Compact. Our sustainability objectives encompass corporate social responsibility, environmental stewardship, dependable governance and the creation of enduring economic value. We envision Granite as the leading provider of sustainable infrastructure solutions, differentiated by our pursuit of social, environmental and financial excellence.

To attain our objectives, we have a Sustainability department that develops, coordinates and communicates our environmental, social and governance (“ESG”) initiatives across the Company. Our Board of Directors oversees our sustainability program, including how we manage sustainability and ESG-related risks in conjunction with our overall Enterprise Risk Management process.

We utilize the Global Reporting Initiative and Sustainability Accounting Standards Board standards as frameworks to support performance, tracking and reporting, and responsible business behavior. For climate-related issues, we also utilize the recommendations from the Task Force on Climate-related Financial Disclosures. Within these frameworks, we have selected industry-specific metrics that align with stakeholder expectations, are relevant to our business, and will have the most significant impact. We publish annual Sustainability Reports, which update stakeholders on our ESG performance.

We are committed to addressing the effects of climate change and currently have a priority target to reduce scope 1 greenhouse gas emissions by 25% by 2030 from a 2020 baseline. However, achievement of our sustainability commitments and targets is subject to risks and uncertainties, many of which are outside of our control. See “Item 1A. Risk Factors” for additional information.

Our annual sustainability reports, along with additional information about our sustainability program, can be found on our website at https://www.graniteconstruction.com/company/building-better-future-today. The information on our website and Granite’s Sustainability Report are not incorporated into, and are not part of, this report.

Committed and Awarded Projects

Committed and Awarded Projects ("CAP") consists of two components: (1) unearned revenue and (2) other awards. Unearned revenue includes the revenue we expect to record in the future on executed contracts, including 100% of our consolidated joint venture contracts and our proportionate share of unconsolidated joint venture contracts. We generally include a project in unearned revenue at the time a contract is awarded, the contract has been executed and to the extent we believe funding is probable. Contract options and task orders are included in unearned revenue when exercised or issued, respectively. Certain government contracts where funding is appropriated on a periodic basis are included in unearned revenue at the time of the award when it is probable the contract value will be funded and executed.

Other awards include the general construction portion of CM/GC contracts and awarded contracts with unexercised contract options or unissued task orders. The general construction portion of CM/GC contracts are included in other awards to the extent contract execution and funding is probable. Contracts with unexercised contract options or unissued task orders are also included in other awards to the extent option exercise or task order issuance is probable, respectively. All CAP is in the Construction segment.

Substantially all of the contracts in CAP may be canceled or modified at the election of the customer; however, we have not been materially adversely affected by contract cancellations or modifications in the past (see “Contract Provisions and Subcontracting”). Many projects are added to CAP and completed within the same fiscal year and, therefore, may not be reflected in our beginning or year-end CAP. Our CAP was $4.5 billion and $4.0 billion as of December 31, 2022 and 2021, respectively. Approximately $1.8 billion of the December 31, 2022 CAP is expected to be completed during 2023.

Competition and Market Trends

In both our Construction and Materials segments, we have competitors within the individual markets and geographic areas in which we operate, ranging from small, local companies to larger regional, national and international companies. Although the construction business is highly competitive, there are few, if any, companies which compete in all of our market areas. The degree and type of competition is influenced by the type and scope of construction projects within the individual markets. One of our significant competitive advantages is that we own and lease aggregate reserves and own processing plants that are vertically integrated into our construction operations.

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

Government Procurement: Approximately 70% of our construction-related revenue in 2022 was derived from contracts funded by federal, state and local government agencies and authorities. Government contracts are subject to specific procurement regulations, contract provisions and a variety of socioeconomic requirements relating to their formation, administration, performance and accounting and often include express or implied certifications of compliance.

Our operations are subject to various statutes and executive orders including the Davis-Bacon Act (which regulates wages and benefits), the Walsh-Healy Act (which prescribes a minimum wage and regulates overtime and working conditions), Executive Order 11246 (which establishes equal employment opportunity and affirmative action requirements), Executive Order 14063 (which requires project labor agreements on federal construction projects over $35 million), the Drug-Free Workplace Act, the Federal Acquisition Regulation and the Federal Civil False Claims Act. We are also subject to the rules and regulations promulgated by OSHA and the Mine Safety and Health Administration. In addition, certain of our contracts with government agencies contain minimum Disadvantaged Business Enterprise (“DBE”) participation clauses.

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

Anti-corruption and Bribery: We are subject to the Foreign Corrupt Practices Act (“FCPA”). The FCPA prohibits U.S. and other business entities from making improper payments to foreign government officials, political parties or political party officials. We are also subject to the applicable anti-corruption laws in the jurisdictions in which we operate, thus potentially exposing us to liability and potential penalties in multiple jurisdictions. The anti-corruption provisions of the FCPA are enforced by the Department of Justice while other state or federal agencies may seek recourse against us for issues related to the FCPA. In addition, the Securities and Exchange Commission (“SEC”) requires strict compliance with certain accounting and internal control standards set forth under the FCPA. Failure to comply with the FCPA and other laws can expose us and/or individual employees to potentially severe criminal and civil penalties. Such penalties may have a material adverse effect on our business, results of operations and financial condition. We devote resources to the development, maintenance, communication and enforcement of our Code of Conduct, our anti-bribery compliance policies, our internal control processes and compliance related policies. We strive to conduct timely internal investigations of potential violations and take appropriate action depending upon the outcome of the investigation.

Contract Provisions and Subcontracting

Contracts with our customers are primarily “fixed unit price” or “fixed price.” Under fixed unit price contracts, we are committed to providing materials or services at fixed unit prices (for example, dollars per cubic yard of concrete placed or cubic yard of earth excavated). The percentage of fixed unit price contracts in our unearned revenue was 72.7% and 53.3% at December 31, 2022 and 2021, respectively. While the fixed unit price contract shifts the risk of estimating the quantity of units required for a particular project to the customer, any increase in our unit cost over the expected unit cost in the bid, whether due to inflation, inefficiency, incorrect estimates or assumptions or other factors, is borne by us unless otherwise provided in the contract. Fixed price contracts are priced on a lump-sum basis under which we bear the risk that we may not be able to perform the work for the specified contract amount and any increase in our cost over budget, whether due to inflation, inefficiency, incorrect estimates or assumptions or other factors, will reduce our profit on the project. The percentage of fixed price contracts in our unearned revenue was 23.5% and 44.3% at December 31, 2022 and 2021, respectively. All other contract types represented 3.8% and 2.4% of our unearned revenue at December 31, 2022 and 2021, respectively.

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

With the exception of contract change orders and affirmative claims, our construction contracts are primarily obtained through competitive bidding in response to solicitations by both public agencies and private parties and on a negotiated basis as a result of solicitations from private parties. Project owners use a variety of methods to make contractors aware of new projects, including posting bidding opportunities on agency websites, disclosing long-term infrastructure plans, advertising and other general solicitations. Our bidding activity is affected by such factors as the nature and volume of advertising and other solicitations, current CAP, available personnel, current utilization of equipment and other resources and competitive considerations. Our contract review process includes identifying risks and opportunities during the bidding process and managing these risks through mitigation efforts such as contract negotiation, bid/no bid decisions, insurance and pricing. Contracts fitting certain criteria of size, duration and complexity are reviewed by various levels of management and, in some cases, by our Board of Directors or a committee thereof. Bidding activity, CAP and revenue resulting from the award of new contracts may vary significantly from period to period.

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

The ability to realize improvements on project profitability at times is more limited than the risk of lower profitability. For example, design-build contracts carry additional risks such as those associated with design errors and estimating quantities and prices before the project design is completed. We manage this additional risk by including contingencies in our bid amounts, obtaining errors and omissions insurance and obtaining indemnifications from our design consultants where possible. However, there is no guarantee that these risk management strategies will be successful.

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

We act as prime contractor on most of our construction projects. We complete the majority of our projects with our own resources and subcontract specialized activities such as electrical and mechanical work. As prime contractor, we are responsible for the performance of the entire contract, including subcontract work. Thus, we may be subject to increased costs associated with the failure of one or more subcontractors to perform as anticipated. Based on our analysis of their construction and financial capabilities, among other criteria, we may require the subcontractor to furnish a bond or other type of security to guarantee their performance and/or we retain payments, or some portion thereof, in accordance with contract terms until their performance is complete. DBE regulations require us to use our good faith efforts to subcontract a specified portion of contract work done for governmental agencies to certain types of disadvantaged contractors or suppliers. As with all of our subcontractors, some may not be able to obtain surety bonds or other types of performance security.

Joint Ventures

We participate in various construction joint ventures with other construction companies of which we are a limited member (“joint ventures”) typically for large, technically complex projects, including design-build projects, where it is necessary or desirable to share expertise, risk and resources. Joint venture partners typically provide independently prepared estimates, shared equipment, and often bring local knowledge and expertise. Generally, each construction joint venture is formed as a partnership or limited liability company to accomplish a specific project and is jointly controlled by the joint venture partners. We select our joint venture partners (“partner(s)”) based on our analysis of their construction and financial capabilities, expertise in the type of work to be performed and past working relationships, among other criteria.

Under each joint venture agreement, one partner is designated as the sponsor. The sponsoring partner typically provides all administrative, accounting and most of the project management support for the project and generally receives a fee from the joint venture for these services. We have been designated as the sponsoring partner in certain of our current joint venture projects and are a non-sponsoring partner in others. In alignment with our strategic plan and project bidding criteria, when entering into new joint venture agreements, we generally insist on being the sponsoring partner.

We consolidate joint ventures if we determine that, through our participation, we have a variable interest and are the primary beneficiary as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 810, Consolidation, and related standards. If we have determined that we are not the primary beneficiary of a joint venture but do exercise significant influence, we account for our share of the operations of unconsolidated construction joint ventures on a pro rata basis in revenue and cost of revenue in the consolidated statements of operations. We record the corresponding investment balance in equity in construction joint ventures in the consolidated balance sheets except when a project is in a loss position, the investment balance is recorded as a deficit in unconsolidated construction joint ventures and is included in accrued expenses and other current liabilities in the consolidated balance sheets. We account for non-construction unconsolidated joint ventures under the equity method of accounting in accordance with ASC Topic 323, Investments - Equity Method and Joint Ventures and include our share of the operations in equity in income of affiliates in the consolidated statements of operations and in investment in affiliates in the consolidated balance sheets.

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

At December 31, 2022, there was $246.4 million of remaining contract value on unconsolidated and line item construction joint venture contracts, of which $110.9 million represented our share and is included in our CAP and the remaining $135.5 million represented our partners’ share. See Note 9 of “Notes to the Consolidated Financial Statements” for more information.

Insurance and Bonding

We maintain insurance coverage and limits consistent with industry practice and in alignment with our overall risk management strategy. Policies include general and excess liability, property, pollution, professional, cyber security, executive risk, workers’ compensation and employer’s liability. Further, our policies are placed with insurers that we believe are financially stable, often in a layered or quota share arrangement which reduces the likelihood of an interruption or impact to operations.

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

Raw Materials

We purchase raw materials, including but not limited to, aggregate products, cement, diesel and gasoline fuel, liquid asphalt, natural gas, propane, resin and steel from numerous sources. Our owned and leased aggregate reserves supply a portion of the raw materials needed in our construction projects. The price and availability of raw materials may vary from year to year due to market conditions and production capacities. In recent years, inflation, supply chain and labor constraints have had a significant impact on the global economy including the construction industry in the United States. While it is impossible to fully eliminate the impact of these factors, we have applied proactive measures such as fixed forward purchase contracts of oil related inputs, energy surcharges, and adjustment of project schedules for constraints related to construction materials such as concrete.

Equipment

At December 31, 2022 and 2021, we owned the following number of construction equipment and vehicles:

December 31,	2022	2021
Heavy construction equipment	2,471	2,736
Trucks, truck-tractors, trailers and vehicles	5,059	5,460

The number of construction equipment and vehicles as of December 31, 2021 includes those related to the businesses that were classified as held for sale as of that date (see Note 1 and Note 2 of "Notes to Consolidated Financial Statements" for further information). 1,103 pieces of construction equipment and 1,861 vehicles were classified as held for sale as of December 31, 2021. During the first quarter of 2022, 393 pieces of heavy construction equipment and 720 vehicles were sold as part of the sale of one of the held for sale businesses.

Our portfolio of equipment includes backhoes, barges, bulldozers, cranes, excavators, loaders, motor graders, pavers, rollers, scrapers, trucks, drilling rigs and tunnel boring machines that are used in both of our segments. We pool certain equipment to maximize utilization. We continually monitor and adjust our fleet size so that it is consistent with the size of our business, considering both existing and expected future work. We lease or rent equipment to supplement our portfolio of equipment in response to construction activity cycles. In 2022 and 2021, we purchased $73.9 million and $60.1 million, respectively, of construction equipment and vehicles.

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

Information About Executive Officers

Information regarding our executive officers as of February 1, 2023 is set forth below.

Name	Age	Position
Kyle T. Larkin	51	President and Chief Executive Officer
Elizabeth L. Curtis	56	Executive Vice President and Chief Financial Officer
James A. Radich	64	Executive Vice President and Chief Operating Officer
Brian A. Dowd	59	Senior Vice President and Group Manager
Michael G. Tatusko	58	Senior Vice President and Group Manager
Bradley J. Williams	62	Senior Vice President and Group Manager
Staci M. Woolsey	46	Chief Accounting Officer

Mr. Larkin joined Granite in 1996, has served as President since September 2020 and as Chief Executive Officer since June 2021. He also served as Executive Vice President and Chief Operating Officer from February 2020 to September 2020, Senior Vice President and Manager of Construction and Materials Operations from 2019 to 2020, Senior Vice President and Group Manager from 2017 to 2019, Vice President and Regional Manager in Nevada from 2014 to 2017 and President of Granite’s wholly-owned subsidiary, Intermountain Slurry Seal, Inc. from 2011 to 2014. He served as Manager of Construction at the Reno area office from 2008 to 2011, Chief Estimator from 2004 to 2008 and Project Manager, Project Engineer and Estimator at Granite’s Nevada Branch between 1996 and 2003. Mr. Larkin has also served as a director of our Board of Directors since June 2021 and has a term expiring at the 2023 annual meeting. Mr. Larkin holds a B.S. in Construction Management from California Polytechnic State University, San Luis Obispo and an M.B.A. from the University of Massachusetts, Amherst.

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

Mr. Williams joined Granite in 1987 and has served as Senior Vice President and Group Manager since June 2022. He also served as Regional Vice President from January 2015 to June 2022, as Large Project Executive from 2010 to 2015, as Operations Manager in Southern California from 2009 to 2010, as Manager of Construction in Southern California from 2007 to 2009, as Construction Manager in Sacramento from 2000 to 2007, as Senior Project Manager in Utah from 1998 to 2000, as Environmental Construction Manager in California from 1994 to 1998, as Estimator/Project Manager in Santa Barbara from 1989 to 1994, and as Large Project Engineer from 1987 to 1989. Mr. Williams holds a B.S. in Civil Engineering from Ohio Northern University.

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

RISKS RELATED TO OUR BUSINESS

•

Unfavorable economic conditions may have an adverse impact on our business. Volatility in the global financial system, deterioration in general economic activity, inflation, rising interest rates, supply chain issues, the War in Ukraine, other political, social or economic uncertainties, and fiscal, monetary and other policies that federal, state and local governments may enact, including infrastructure spending or deficit reduction measures, may have an adverse impact on our business, financial position, results of operations, cash flows and liquidity. In particular, low tax revenues, budget deficits, financing constraints, including timing of long-term federal, state and local funding releases, and competing priorities could negatively impact the ability of government agencies to fund existing or new infrastructure projects in the public sector. These factors could have a material adverse effect on the financial market and economic conditions in the United States as well as throughout the world, which may limit our ability and the ability of our customers to obtain financing and/or could impair our ability to execute our strategy. In addition, levels of new commercial and residential construction projects could be adversely affected by oversupply of existing inventories of commercial and residential properties, low property values and a restrictive financing environment.

•

We work in a highly competitive marketplace. We have multiple competitors in all the areas in which we work, and some of our competitors are larger than we are and may have greater resources than we do. Government funding for public works projects is limited, contributing to competition. An increase in competition may result in a decrease in new awards, a decrease in profit margins, or both. In addition, should downturns in residential and commercial construction activity occur, the competition for available public sector work would intensify, which could impact our revenue, CAP and profit margins.

•

Fixed price and fixed unit price contracts subject us to the risk of increased project cost. As more fully described in “Contract Provisions and Subcontracting” under “Item 1. Business,” the profitability of our fixed price and fixed unit price contracts can be adversely affected by a number of factors, including, among others, inflation, inefficiency and incorrect estimates or assumptions, that can cause our actual costs to materially exceed the costs estimated at the time of our original bid. This could result in reduced profits or a loss for that project and there could be a material adverse impact to our business, results of operations and financial condition.

•

Public health events, including health epidemics or pandemics or other contagious outbreaks, could negatively impact our business, financial condition and results of operations. Our ability to perform work may be significantly affected by public health events. If a public health epidemic or pandemic or other contagious outbreak, including COVID-19, interferes with our ability, or that of our employees, contractors, suppliers, customers and other business partners to perform our and their respective responsibilities and obligations relative to the conduct of our business, our operations may be affected, which could have a material adverse effect on our business, results of operations and financial condition.

•

We derive a substantial amount of our revenue from federal, state and local government agencies, and any disruption in government funding or in our relationship with those agencies could adversely affect our business. For the year ended December 31, 2022, approximately 70% of our construction revenue was funded by federal, state and local government agencies and authorities. A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis. As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year. The success and further development of our business depends, in large part, upon the continued funding of these government programs, and upon our ability to obtain contracts and perform well under these programs. A significant reduction in government spending, the absence of a bipartisan agreement on the federal government budget, a partial or full federal government shutdown or a change in budgetary priorities could reduce demand for our services, cancel or delay projects and have a material adverse effect on our business, results of operations and financial condition.

There are several additional factors that could cause government agencies or authorities to delay or cancel programs, to reduce their orders under existing contracts, to exercise their rights to terminate contracts or not to exercise contract options for renewals or extensions. Such factors, which include the following, could have a material adverse effect on our business, financial condition and results of operations or the timing of contract payments from government agencies or authorities:

•	the failure of the U.S. government to complete its budget and appropriations process before its fiscal year-end;
•	changes in and delays or cancellations of government programs, procurements, requirements or appropriations;
•	budget constraints or policy changes resulting in delay or curtailment of expenditures related to the services we provide;
•	re-competes of government contracts;
•	the timing and amount of tax revenue received by federal, state and local governments, and the overall level of government expenditures;
•	curtailment in the use of government contracting firms;
•	delays associated with insufficient numbers of government staff to oversee contracts;
•	the increasing preference by government agencies for contracting with small and disadvantaged businesses;
•	competing political priorities and changes in the political climate regarding the funding or operation of the services we provide;
•	the adoption of new laws or regulations affecting our contracting relationships with the federal, state or local governments;
•	unsatisfactory performance on government contracts by us or one of our subcontractors, negative government audits or other events that may impair our relationship with federal, state or local governments;
•	a dispute with or improper activity by any of our subcontractors; and
•	general economic or political conditions.

•	Our U.S. federal government contracts may give government agencies the right to modify, delay, curtail, renegotiate or terminate existing contracts at their convenience at any time prior to their completion, which could have a material adverse effect on our business, financial condition and results of operations. U.S. federal government projects in which we participate as a contractor or subcontractor may extend for several years. Generally, government contracts include the right to modify, delay, curtail, renegotiate or terminate contracts and subcontracts at the government’s convenience any time prior to their completion. Any decision by a U.S. federal government client to modify, delay, curtail, renegotiate or terminate our contracts at their convenience could have a material adverse effect on our business, financial condition and results of operations.

•	Our failure to win new contracts and renew existing contracts with private and public sector clients could have a material adverse effect on our business, financial condition and results of operations. Our business depends on our ability to win new contracts and renew existing contracts with private and public sector clients. Contract proposals and negotiations are complex and frequently involve a lengthy bidding and selection process, which is affected by a number of factors. These factors include market conditions, financing arrangements and required governmental approvals. If negative market conditions arise, or if we fail to secure adequate financial arrangements or the required government approval, we may not be able to pursue certain projects, which could have a material adverse effect on our business, financial condition and results of operations.

•

The timing of new contracts and termination of existing contracts may result in unpredictable fluctuations in our cash flows and financial results. A substantial portion of our revenues are derived from project-based work that is awarded through a competitive bid process. It is generally difficult to predict the timing and geographic distribution of the projects that we will be awarded. The selection of, timing of, or failure to obtain projects, delays in awards of projects, the re-bidding or termination of projects due to budget overruns, cancellations of projects or delays in completion of contracts could result in the under-utilization of our assets, including our fleet of construction equipment, which could lower our overall profitability and reduce our cash flows. Even if we are awarded contracts, we face additional risks that could affect when, or whether, work will begin. This can present difficulty in matching workforce size and equipment location with contract needs. In some cases, we may be required to bear the cost of a ready workforce and equipment that is larger than necessary, which could have a material adverse effect on our business, financial condition and results of operations. If an expected contract award or the related work release is delayed or not received, we could incur substantial costs without receipt of any corresponding revenues. Moreover, construction projects for which our services are contracted may require significant expenditures by us prior to receipt of relevant payments from the customer. Finally, the winding down or completion of work on significant projects that were active in previous periods will reduce our revenue and earnings if such significant projects have not been replaced in the current period.

Many of our contracts may be canceled upon short notice, typically 30 to 90 days, even if we are not in default under the contract, and we may be unsuccessful in replacing contracts, resulting in a decrease in our revenue, net income and liquidity. Certain of our customers assign work to us on a project-by-project basis under master service agreements. Under these agreements, our customers often have no obligation to assign a specific amount of work to us. Our operations could decline significantly if the anticipated volume of work is not assigned to us or is canceled. Many of our contracts, including our master service agreements, are open to competitive bidding at the expiration of their terms. There can be no assurance that we will be the successful bidder on our existing contracts that come up for re-bid.

•	Design-build contracts subject us to the risk of design errors and omissions. Design-build is a common method of project delivery as it provides the owner with a single point of responsibility for both design and construction. We generally subcontract design responsibility to architectural and engineering firms. However, in the event of a design error or omission causing damages, there is risk that the subcontractor or their errors and omissions insurance would not be able to absorb the liability. In this case we may be responsible, resulting in a potentially material adverse effect on our business, results of operations and financial condition.

•

Many of our contracts have penalties for late completion. In some instances, including many of our fixed price contracts, we guarantee that we will complete a project by a certain date. If we subsequently fail to complete the project as scheduled, we may be held responsible for costs resulting from the delay, generally in the form of contractually agreed-upon liquidated damages. To the extent these events occur, the total cost of the project could exceed our original estimate and we could experience reduced profits or a loss on that project and there could be a material adverse impact to our business, results of operations and financial condition.

•	Our failure to adequately recover on affirmative claims brought by us against project owners or other project participants (e.g., back charges against subcontractors) for additional contract costs could have a negative impact on our liquidity and future operations. In certain circumstances, we assert affirmative claims to which we believe we are entitled against project owners, engineers, consultants, subcontractors or others involved in a project for additional costs exceeding the contract price or for amounts not included in the original contract price. These types of affirmative claims occur due to matters such as delays or changes from the initial project scope, both of which may result in additional costs. Often, these affirmative claims can be the subject of lengthy arbitration or litigation proceedings, and it is difficult to accurately predict when and on what terms they will be fully resolved. For additional information, see "—Accounting for our revenues and costs involve significant estimates" risk factor below. The potential gross profit impact of recoveries for affirmative claims may be material in future periods when they, or a portion of them, become probable and estimable or are settled. When these types of events occur, we use working capital to cover cost overruns pending the resolution of the relevant affirmative claims and may incur additional costs when pursuing such potential recoveries. A failure to recover on these types of affirmative claims promptly and fully could have a negative impact on our business, results of operations and financial condition. In addition, while clients and subcontractors may be obligated to indemnify us against certain liabilities, such third parties may refuse or be unable to pay us.

•	Our financial position could be impacted by worse than anticipated results in our Central operating group. In 2020, we completed a strategic review of our former Heavy Civil operating group, which is now part of our Central operating group, and have taken actions that we believe will be beneficial to us and our stockholders. However, the results of our planned actions, and the timing of expected benefits, remain uncertain. Underperformance in our Central operating group could have a material adverse effect on our business, results of operations and financial condition.

•

Unavailability of insurance coverage could have a negative effect on our operations and results. We maintain insurance coverage as part of our overall risk management strategy and pursuant to requirements to maintain specific coverage that are contained in our financing agreements and in most of our construction contracts. Although we have been able to obtain reasonably priced insurance coverage to meet our requirements in the past, there is no assurance that we will be able to do so in the future, and our inability to obtain such coverage could have an adverse impact on our ability to procure new work, which could have a material adverse effect on our business, results of operations and financial condition.

•

An inability to obtain bonding could have a negative impact on our operations and results. As more fully described in “Insurance and Bonding” under “Item 1. Business,” we generally are required to provide surety bonds securing our performance under the majority of our public and private sector contracts. Our inability to obtain reasonably priced surety bonds in the future and, while we monitor the financial health of our insurers and the insurance market, catastrophic events could reduce available limits or the breadth of coverage, both of which could significantly affect our ability to be awarded new contracts and could, therefore, have a material adverse effect on our business, results of operations and financial condition.

•

We use certain commodity products that are subject to significant price fluctuations. We are exposed to various commodity price risks, including, but not limited to, diesel fuel, natural gas, propane, steel, cement and liquid asphalt arising from transactions that are entered into in the normal course of business. We use petroleum-based products, such as fuels, lubricants and liquid asphalt, to power or lubricate our equipment, operate our plants, and as a significant ingredient in the asphaltic concrete we manufacture for sale to third parties and use in our asphalt paving construction projects. Although we are partially protected by asphalt or fuel price escalation clauses in some of our contracts, many contracts provide no such protection. We also use steel and other commodities in our construction projects that can be subject to significant price fluctuations. In order to manage or reduce commodity price risk, we monitor the costs of these commodities at the time of bid and price them into our contracts accordingly. Additionally, some of our contracts may include commodity price escalation clauses which partially protect us from increasing prices. At times we enter into supply agreements or pre-purchase commodities to secure pricing and use financial contracts to further manage a portion of the price risk. Significant price fluctuations could have a material adverse effect on our business, results of operations and financial condition.

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

•

Force majeure events, including natural disasters and terrorists' actions, could negatively impact our business, which may affect our financial condition, results of operations or cash flows. Force majeure or extraordinary events beyond the control of the contracting parties, such as natural and man-made disasters, as well as terrorist actions, could negatively impact the economies in which we operate. We typically negotiate contract language where we are allowed certain relief from force majeure events in private client contracts and review and attempt to mitigate force majeure events in both public and private client contracts. We remain obligated to perform our services after most extraordinary events subject to relief that may be available pursuant to a force majeure clause. If we are not able to react quickly to force majeure events, our operations may be affected, which could have a material adverse effect on our business, results of operations and financial condition.

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

•

Rising inflation and/or interest rates could have an adverse effect on our business, financial condition and results of operations. Economic factors, including inflation and rising interest rates, could have a negative impact on our business. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could have a material adverse effect on our financial position, results of operations, cash flows and liquidity. In addition, increases in interest rates will result in higher interest expense related to borrowings under our Fourth Amended and Restated Credit Agreement (the “Credit Agreement”), which could have a material adverse effect on our business, results of operations and financial condition.

•	As part of our growth strategy, we have made and may make future acquisitions, and acquisitions involve many risks and uncertainties. These risks and uncertainties include:
•	our ability to complete acquisitions in accordance with our expected plans, on terms and conditions acceptable to us or our anticipated time frame, or at all;
•	difficulties identifying all significant risks during our due diligence activities;
•	that acquisitions involve significant costs and require the time and attention of our management, which may divert management’s attention from ongoing operations;
•	potential difficulties and increased costs associated with completion of any assumed construction projects;
•	our ability to successfully manage or achieve the results we expect to experience from the acquisitions and that we may lose key employees or customers of the acquired companies;
•	assumption of liabilities of an acquired business, including liabilities that were unknown at the time the acquisition was negotiated;
•	difficulties related to integrating the operations and internal controls, assimilating personnel, services, and systems of an acquired business and to assimilating marketing and other operational capabilities;
•	increased burdens on our staff and on our administrative, internal control and operating systems, which may hinder our legal and regulatory compliance activities;
•	if we issue additional equity securities, such issuances could have the effect of diluting our earnings per share as well as our existing shareholders’ individual ownership percentages in the Company;
•	the recording of goodwill or other non-amortizable intangible assets that will be subject to subsequent impairment testing and potential impairment charges, as well as amortization expenses related to certain other intangible assets; and
•	while we often obtain indemnification rights from the sellers of acquired businesses, such rights may be difficult to enforce and the indemnitors may not have the ability to financially support the indemnity.

Failure to successfully manage and integrate acquisitions could harm our business, results of operations and financial condition.

•	As part of our strategy, we may make divestitures, and divestitures involve many risks and uncertainties. These risks and uncertainties include:
•	our ability to locate suitable acquirers for our divestitures;
•	our ability to complete the divestitures in accordance with our expected plans or anticipated time frame, or at all;
•	our ability to complete the divestitures on terms and conditions acceptable to us;
•	difficulties separating the assets and personnel related to businesses that we expect to divest from the businesses we expect to retain;
•	that divestitures involve significant costs and require the time and attention of our management, which may divert management’s attention from ongoing operations;
•	our ability to successfully cause a buyer of a divested business to assume the liabilities of that business, or even if such liabilities are assumed, we may have difficulties enforcing our rights, contractual or otherwise against the buyer;
•	the need to obtain regulatory approvals and other third-party consents, which potentially could disrupt customer and vendor relationships;
•	potential additional tax obligations or the loss of tax benefits;
•	the divestiture could negatively impact our profitability because of losses that may result from a sale, the loss of revenue or a decrease in cash flows; and
•	following the completion of a divestiture, we may have less diversity in our business and in the markets we serve as well as our client base.

Failure to successfully manage divestitures may generate fewer benefits than expected and could harm our business, results of operations and financial condition.

•	In connection with acquisitions or divestitures, we may become subject to liabilities. In connection with any acquisitions, we may acquire liabilities or defects such as legal claims, including but not limited to third party liability and other tort claims; claims for breach of contract; employment-related claims; environmental liabilities, conditions or damage; permitting, regulatory or other compliance with law issues; or tax liabilities. If we acquire any of these liabilities, and they are not adequately covered by insurance or an enforceable indemnity or similar agreement from a creditworthy counterparty, we may be responsible for significant out-of-pocket expenditures. In connection with any divestitures, we may incur liabilities for breaches of representations and warranties or failure to comply with operating covenants under any agreement for a divestiture. We may also retain exposure on financial or performance guarantees, contractual, employment, pension and severance obligations or other liabilities of the divested business and potential liabilities that may arise under law because of the disposition or the subsequent failure of an acquiror. As a result, performance by the divested businesses or other conditions outside of our control could have a material adverse effect on our business, financial condition and results of operations. In addition, we may indemnify a counterparty in a divestiture for certain liabilities of the divested business or operations subject to the divestiture transaction. These liabilities, if they materialize, could have a material adverse effect on our business, results of operations and financial condition.

RISKS RELATED TO OUR HUMAN CAPITAL, JOINT VENTURES AND SUBCONTRACTORS
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

•

We may be required to contribute cash to meet our unfunded pension obligations in certain multi-employer plans. As of December 31, 2022, three of our wholly-owned subsidiaries, Granite Construction Company, Layne Christensen Company and Granite Industrial, Inc., participate in various domestic multi-employer pension plans on behalf of union employees. Union employee benefits generally are based on a fixed amount for each year of service. We are required to make contributions to the plans in amounts established under collective bargaining agreements. Pension expense is recognized as contributions are made. The domestic pension plans are subject to the Employee Retirement Income Security Act of 1974 (“ERISA”). Under ERISA, a contributor to a multi-employer plan may be liable, upon termination or withdrawal from a plan, for its proportionate share of a plan’s unfunded vested liability. While we currently have no intention of withdrawing from a plan and unfunded pension obligations have not significantly affected our operations in the past, there can be no assurance that we will not be required to make material cash contributions to one or more of these plans to satisfy certain underfunded benefit obligations in the future.

RISKS RELATED TO THE RESTATEMENT

•	We have restated our consolidated financial statements for certain prior periods, which has affected and may continue to affect our business, results of operations and financial condition. This Form 10-K includes restated unaudited quarterly financial information for the Restated Periods that corrects (a) errors related to deferred taxes and the calculation of income tax expense in connection with the sale of Inliner and (b) other immaterial errors. For additional information, see the Supplementary Data included in Part IV, Item 15(a) of this Form 10-K. Additionally, we previously restated certain periods in 2019 and prior to correct misstatements associated with project forecasts in our former Heavy Civil operating group, which is now part of our Central operating group. Taken collectively, such restatements:
•	had and may continue to have the effect of eroding investor confidence in us and our financial reporting and accounting practices and processes;
•	negatively impacted and may continue to negatively impact the trading price of our common stock;
•	diverted and may continue to divert management’s attention from the operation of our business;
•	required that we incur significant expenses and may require that we incur significant additional expenses relating to any litigation or regulatory examinations, investigations, proceedings or orders;
•	may make it more difficult, expensive and time consuming for us to raise capital, if necessary, on acceptable terms, if at all;
•	may make it more difficult to pursue transactions or implement business strategies that might otherwise be beneficial to our business; and
•	may negatively impact our reputation with our customers.

The occurrence or continued occurrence of any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

•

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, adversely impact the reliability of our financial statements, result in material misstatements in our financial statements and cause current and potential stockholders to lose confidence in our financial reporting, which in turn could adversely affect the trading price of our common stock. We have concluded that there is a material weakness in our internal control over financial reporting. For additional information on the material weakness identified and our remedial efforts, see “Item 9A, Controls and Procedures.” The material weakness resulted in the restatement of our consolidated financial statements and related disclosures for the Restated Periods. Thus, management has determined that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2022. Under Public Company Accounting Oversight Board standards, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a misstatement of our consolidated annual or interim financial statements will not be prevented or detected on a timely basis. The existence of this issue could adversely affect us, our reputation or investor perceptions of us. We will take measures to remediate the underlying cause of the material weakness noted above. As we continue to evaluate and work to remediate the material weakness, we may determine to take additional measures to address the control deficiencies.

Although we plan to complete this remediation process as quickly as possible, we cannot provide any assurance as to when the remediation process will be complete, and our measures may not prove to be successful in remediating the material weakness. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain misstatements and we could be required to restate our financial results. In addition, if we are unable to successfully remediate the material weakness or if we are unable to produce accurate consolidated financial statements in the future, our stock price, liquidity and access to the capital markets may be adversely affected and we may be unable to maintain compliance with applicable stock exchange listing requirements and debt covenant requirements. Further, because of its inherent limitations, even our remediated and effective internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in our conditions, or that the degree of compliance with our policies or procedures may deteriorate.

•

We were involved in, and may in the future be subject to, litigation, regulatory examinations, investigations, proceedings or orders as a result of or relating to the restatement of our financial statements and if any of these are resolved adversely against us, it could harm our business, results of operations and financial condition. We were involved in, and may in the future be subject to, litigation, regulatory examinations, investigations, proceedings or orders, the assessment of civil monetary penalties, or equitable remedies, and the expenses associated with such matters as a result of or relating to the restatement of our financial statements and reported material weaknesses. Our management may be required to devote significant time and attention to these matters. If any of these matters are resolved adversely against us, it could harm our business, results of operations and financial condition.

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

•

We are involved in lawsuits, legal proceedings and indemnity claims in the ordinary course of our business and may in the future be subject to other litigation, legal proceedings and claims, and, if any of these are resolved adversely against us, it could harm our business, financial condition and results of operations. Any litigation, other legal proceedings or indemnity claim could result in an unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines, or we may decide to settle lawsuits on similarly unfavorable terms, any of which could adversely affect our business, financial condition and results of operations. We could also suffer an adverse impact on our reputation and a diversion of management's attention and resources, which could have a material adverse effect on our business, financial condition and results of operations.

•

Government contracts generally have strict regulatory requirements. Approximately 70% of our construction-related revenue in 2022 was derived from contracts funded by federal, state and local government agencies and authorities. Government contracts are subject to specific procurement regulations, contract provisions and a variety of socioeconomic requirements relating to their formation, administration, performance and accounting and often include express or implied certifications of compliance. Claims for civil or criminal fraud may be brought for violations of regulations, requirements or statutes. We may also be subject to qui tam litigation brought by private individuals on behalf of the government under the Federal Civil False Claims Act, which could include claims for up to treble damages. Further, if we fail to comply with any of the regulations, requirements or statutes or if we have a substantial number of accumulated Occupational Safety and Health Administration, Mine Safety and Health Administration or other workplace safety violations, our existing government contracts could be terminated and we could be suspended from government contracting or subcontracting, including federally funded projects at the state level. Should one or more of these events occur, it could have a material adverse effect on our financial position, results of operations, cash flows and liquidity.

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

•

Accounting for our revenues and costs involves significant estimates. As further described in “Critical Accounting Estimate” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” accounting for our contract-related revenues and costs, as well as other expenses, requires management to make a variety of significant estimates and assumptions. These assumptions and estimates may change significantly in the future and could result in the reversal of previously recognized revenue and profit. Such changes could have a material adverse effect on our financial position and results of operations.

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

RISKS RELATED TO INFORMATION TECHNOLOGY

•	Changes to our outsourced software or infrastructure vendors as well as any sudden loss, breach of security, disruption or unexpected data or vendor loss associated with our information technology systems could have a material adverse effect on our business. We rely on third-party software and infrastructure to run critical accounting, project management and financial information systems. If software or infrastructure vendors decide to discontinue further development, integration or long-term maintenance support for our information systems, or there is any system interruption, delay, breach of security, loss of data or loss of a vendor, we may need to migrate some or all of our accounting, project management and financial information to other systems. These disruptions could increase our operational expense as well as impact the management of our business operations, which could have a material adverse effect on our financial position, results of operations, cash flows and liquidity.

•	Cybersecurity attacks on or breaches of our information technology environment could result in business interruptions, remediation costs and/or legal claims. We may be subject to cybersecurity attacks, including through the use of ransomware and other forms of unauthorized access of our digital data with the intent to misappropriate information, corrupt data or cause operational disruptions. If a failure of our safeguarding measures were to occur, or if software or third-party vendors that support our information technology environment are compromised, it could have a negative impact to our business and result in business interruptions, remediation costs and/or legal claims, which could have a material adverse effect on our financial position, results of operations, cash flows and liquidity.
RISKS RELATED TO OUR CAPITAL STRUCTURE
•	Failure to remain in compliance with covenants under our Credit Agreement, service our indebtedness, or fund our other liquidity needs could adversely impact our business. Our failure to comply with any of the restrictive or financial covenants would constitute an event of default under our Credit Agreement. Our failure to pay principal, interest or other amounts when due or within the relevant grace period on our 2.75% Convertible Notes or our Credit Agreement would constitute an event of default under the indenture governing our 2.75% Convertible Notes or the Credit Agreement. A default under our Credit Agreement could result in (i) us no longer being entitled to borrow under such facility; (ii) termination of such facility; (iii) the requirement that any letters of credit under such facility be cash collateralized; (iv) acceleration of amounts owed under the Credit Agreement; and/or (v) foreclosure on any lien securing the obligations under such facility. A default under the indenture governing our 2.75% Convertible Notes could result in acceleration of the maturity of the notes. If we are unable to service our debt obligations as a result of rising interest rates or any other reason or fund our other liquidity needs, we could be forced to curtail our operations, reorganize our capital structure (including through bankruptcy proceedings) or liquidate some or all of our assets in a manner that could cause holders of our securities to experience a partial or total loss of their investment in us. See definition of Credit Agreement and 2.75% Convertible Notes in Note 14 to “Notes to the Consolidated Financial Statements.”

•

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our debt. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including our 2.75% Convertible Notes and the obligations under our Credit Agreement, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Additionally, borrowings under our Credit Agreement bear interest at a variable rate. As interest rates increase, our interest expense will also increase if we continue to borrow or increase our borrowings under the credit facility. Our business may not continue to generate sufficient cash flow from operations in the future to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the financial markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

•

Delaware law and our charter documents may impede or discourage a takeover, which could reduce potential increases in the market price of our common stock. We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change in control would be beneficial to our existing stockholders. In addition, our Board of Directors has the power, without stockholder approval, to designate the terms of one or more series of preferred stock and issue shares of preferred stock. The ability of our Board of Directors to create and issue a new series of preferred stock and certain provisions of Delaware law and our certificate of incorporation and bylaws could impede a merger, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer for our common stock, which, under certain circumstances, could reduce potential increases in the market price of our common stock.

RISKS RELATED TO CLIMATE CHANGE

•

Physical, transition and regulatory risks related to climate change could have a material adverse impact on our business, financial condition and results of operations. Physical risks related to climate change, such as changing sea levels, temperature fluctuations, severe storms, and energy and technological disruptions, could cause delays and increases in project costs, resulting in variability in our revenue and profitability, as well as potentially adverse impacts to our operating results and financial condition. In addition, growing public concern about climate change has resulted in the increased focus of local, state, regional, national and international regulatory bodies on greenhouse gas emissions and climate change issues. Legislation to regulate greenhouse gas emissions has periodically been introduced in the U.S. Congress and in the legislatures of various states in which we operate, and there has been a wide-ranging policy debate, both in the United States and internationally, regarding the regulation of greenhouse gas emissions. Such policy changes, including any enactment of increasingly stringent emissions or other environmental regulations, could increase the costs of projects for us and for our clients and, in some cases, delay or even prevent a project from going forward, thereby potentially reducing demand for our services. Consequently, this could have a material adverse effect on our business, financial condition and results of operations.

•

We may be unable to achieve our sustainability commitments and targets which could result in the loss of investors and customers and damage to our reputation. We are committed to advancing our environmental, social and governance strategy. However, achievement of our sustainability commitments and targets is subject to risks and uncertainties, many of which are outside of our control. These risks and uncertainties include, but are not limited to: our ability to execute our operational strategies and achieve our goals within the currently projected costs and the expected timeframes; the availability and cost of alternative fuels, availability of renewable energy; unforeseen design, operational and technological difficulties; the outcome of research efforts and future technology developments; compliance with, and changes or additions to, global and regional regulations, taxes, charges, mandates or requirements relating to greenhouse gas emissions, carbon costs or climate-related goals; labor-related regulations and requirements that restrict or prohibit our ability to impose requirements on third party contractors; adapting products to customer preferences and customer acceptance of sustainable supply chain solutions; and the actions of competitors and competitive pressures.

Although we believe that our sustainability commitments and targets are achievable, there is no assurance that we will be able to successfully implement our strategies and achieve our targets. Investors have recently increased their focus on environmental, social and governance matters, including practices related to greenhouse gas emissions and climate change. Additionally, an increasing percentage of the investment community considers sustainability factors in making investment decisions. If we are unable to meet our commitments and targets and appropriately address sustainability enhancement, we may lose investors, customers or partners, our stock price may be negatively impacted, our reputation may be negatively affected and it may be more difficult for us to compete effectively, all of which could have an adverse effect on our business, financial condition and results of operations, as well as on the price of our common stock.

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

As of December 31, 2022, we had open pit quarry properties available for the extraction of sand, gravel and hard rock. Both of our reportable segments use these quarry properties to extract and process sand, gravel and hard rock into construction material for internal use and for sale to third parties. As of December 31, 2022, we had all the permits necessary to mine and process sand, gravel and hard rock at our active quarry properties. As of December 31, 2022, no individual mining operation was considered material to our business or financial condition. Aggregate annual production for all mining properties was 16.3 million tons, 16 million tons, and 14.3 million tons during the years ended December 31, 2022, 2021 and 2020, respectively. The following map shows the approximate locations of our permitted quarry properties as of December 31, 2022:

Nanaimo
Vancouver
Victoria
Seattle
Spokane
WASHINGTON
Kennewick
Portland
Salem
OREGON
BLUE MOUNTAINS
HARNEY BASIN
Medford
COASTAL RANGE
CASCADE RANGE
LEWIS RANGE
CABINET MOUNTAINS
MONTANA
Helena
Billings
Yellowstone
Boise
IDAHO
Idaho Falls
ABSAROKA RANGE
WYOMING
Cheyenne
Great Salt Lake
Salt Lake City
UTAH
NEVADA
GREAT BASIN
Carson City
Sacramento
San Francisco
San Jose
SIERRA NEVADA MOUNTAINS
SAN JOAQUIN VALLEY
Fresno
Las Vegas
MOJAVE DESERT
CALIFORNIA
Los Angeles
San Diego
Tijuana
Mexicali
COLORADO PLATEAU
SAN FRANCISCO PLATEAU
ARIZONA
Phoenix
SONORAN DESERT
COLORADO
Denver
SAN JUAN MOUNTAINS
Santa Fe
Albuquerque
NEW MEXICO
El Paso
Juárez
Service Layer Credits: Sources: Esri, HERE, Garmin, Intermap, increment P Corp., GEBCO, USGS, FAO, NPS, NRCAN,

California, Utah and Washington are the states that individually comprise more than 10% of our total mining operations. The following tables present information about our quarry properties as of December 31, 2022 (tons in millions):

		Resources and Reserves for Each Product Type (tons)		Percentage of Resources and Reserves Owned and Leased
State	Number of Properties	Sand & Gravel	Hard Rock	Owned (1)	Leased (2)	Acreage
California	31	471.0	286.0	59%	41%	10,381
Utah	9	103.5	33.2	72%	28%	1,333
Washington	28	48.8	71.5	32%	68%	5,651
All Other States	15	52.6	59.0	89%	11%	3,674
Total	83	675.9	449.7	61%	39%	21,039

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

The life cycle of mining sand, gravel and hard rock begins with exploration and continues through development and production. After a sand, gravel and hard rock deposit has been identified through exploration, the mine is developed before production begins. The following table presents the number of properties in each respective stage as of December 31, 2022 for all mining properties:

State	Exploration	Development	Production
California	8	3	20
Utah	1	-	8
Washington	10	1	17
All Other States	3	-	12

Mineral Resources

The table below presents information on measured, indicated and inferred mineral resources. Estimates of measured mineral resources are based on conclusive geological evidence, sampling and testing and may be converted to a proven mineral reserve or to a probable mineral reserve. Estimates of indicated mineral resources are based on adequate geological evidence, sampling and testing and may only be converted to a probable mineral reserve when sufficient evidence is identified including consideration of modifying factors such as mining, processing, economic and environmental factors. Modifying factors are the factors that a qualified person must apply to indicated and measured mineral resources and then evaluate to establish the economic viability of mineral reserves. Estimates of inferred mineral resources have significant geological uncertainty based on limited geological evidence, sampling and testing and therefore may not be converted to a mineral reserve.

As of December 31, 2022, our qualified persons estimated our measured, indicated and inferred resources to be approximately 246.3 million tons with an average permitted life of approximately 16 years at present operating levels. As of December 31, 2022, California, Utah and Washington were the only individual states that comprised more than 10% of our total mining operations. The Wine Group and Aerojet North White Rock were the only mines that comprised 10% or more of our combined measured and indicated mineral resources for sand and gravel and the Euer Ranch was the only mine that comprised 10% or more of our combined measured and indicated mineral resources for hard rock. The following table presents information about our mineral resources at December 31, 2022 (tons in millions):

	Measured Mineral Resources		Indicated Mineral Resources		Measured + Indicated Mineral Resources		Inferred Mineral Resources
	Amount (tons)	Grades / qualities (1)	Amount (tons)	Grades / qualities (1)	Amount (tons)	Grades / qualities (1)	Amount (tons)	Grades / qualities (1)
Sand and Gravel:
California
The Wine Group	—	—	51.4	Sand and Gravel	51.4	Sand and Gravel	—	—
Aerojet North White Rock	32.0	Sand and Gravel	—	—	32.0	Sand and Gravel	—	—
All other California	—	—	35.1	Sand and Gravel	35.1	Sand and Gravel	—	—
Total California	32.0	—	86.5	—	118.5	—	—	—
Washington	—	—	3.0	Sand and Gravel	3.0	Sand and Gravel	—	—
All other states	0.6	Sand and Gravel	—	—	0.6	Sand and Gravel	—	—
Total	32.6	—	89.5	—	122.1	—	—	—

Hard Rock:
California
Euer Ranch	71.7	Hard Rock	—	—	71.7	Hard Rock	—	—
All other California	9.9	Hard Rock	—	—	9.9	Hard Rock	—	—
Total California	81.6	—	—	—	81.6	—	—	—
Utah	9.6	Hard Rock	—	—	9.6	Hard Rock	—	—
Washington	—	—	—	—	—	—	33.0	Hard Rock
Total	91.2	—	—	—	91.2	—	33.0	—
Grand Total	123.8	—	89.5	—	213.3	—	33.0	—

(1) The grade of product produced is contingent on market needs. Sites typically sell base products that range from low to high grades including fill materials, base aggregates, hot mix aggregates and concrete aggregates.

Mineral Reserves

Mineral reserves are divided into proven and probable mineral reserves. Proven mineral reserves are the economically mineable part of a measured mineral resource and can only result from the conversion of a measured mineral resource. Proven mineral resources are determined by a qualified person through the testing of samples obtained from closely spaced subsurface drilling and/or exposed pit faces, and are sufficiently understood so that quantity, quality and engineering conditions are known with sufficient accuracy to be mined without the need for any further subsurface work. Probable mineral reserves are the economically mineable part of an indicated, and in some cases, a measured mineral resource. Probable mineral reserves are determined through the testing of samples obtained from subsurface drilling, but the sample points are too widely spaced to allow detailed prediction of quantity, quality and engineering conditions. Additional subsurface work may be needed prior to mining the reserve.

The modifying factors applied in the conversion of measured and indicated mineral resources to proven and probable mineral reserves during the year ended December 31, 2022 included various relevant technical and economic factors, including site infrastructure, mine design and planning, processing plant and environmental compliance and permitting. The basis of determining the modifying factors was a combination of historical experience mining aggregates and observation.

As of December 31, 2022, our qualified persons estimated our proven and probable reserves to be approximately 879.3 million tons with an average permitted life of approximately 28 years at present operating levels. Waste factors for proven and probable reserves range up to 45% depending on the deposit type, market characteristics and extraction feasibility. As of December 31, 2022, California, Utah and Washington were the only individual states that comprised more than 10% of our total mining operations, Coalinga and Grantsville were the only mines that comprised 10% or more of our mineral reserves for sand and gravel and Handley Quarry was the only mine that comprised 10% or more of our mineral reserves for hard rock. The following table presents information about mineral reserves at December 31, 2022 (tons in millions):

	Proven Mineral Reserves		Probable Mineral Reserves		Total Mineral Reserves
	Amount (tons)	Grades / qualities (1)	Amount (tons)	Grades / qualities (1)	Amount (tons)	Grades / qualities (1)
Sand and Gravel:
California
Coalinga	117.9	Sand and Gravel	—	—	117.9	Sand and Gravel
All other California	210.5	Sand and Gravel	24.1	Sand and Gravel	234.6	Sand and Gravel
Total California	328.4	—	24.1	—	352.5	—
Utah
Grantsville	99.0	Sand and Gravel	—	—	99.0	Sand and Gravel
All other Utah	4.4	Sand and Gravel	0.1	Sand and Gravel	4.5	Sand and Gravel
Total Utah	103.4	—	0.1	—	103.5	—
Washington	45.8	Sand and Gravel	—	—	45.8	Sand and Gravel
All other states	33.8	Sand and Gravel	18.2	Sand and Gravel	52.0	Sand and Gravel
Total	511.4	—	42.4	—	553.8	—

Hard Rock:
California
Handley Quarry	144.6	Hard Rock	—	—	144.6	Hard Rock
All other California	59.8	Hard Rock	—	—	59.8	Hard Rock
Total California	204.4	—	—	—	204.4	—
Utah	23.6	Hard Rock	—	—	23.6	Hard Rock
Washington	5.3	Hard Rock	33.2	Hard Rock	38.5	Hard Rock
All other states	25.9	Hard Rock	33.1	Hard Rock	59.0	Hard Rock
Total	259.2	—	66.3	—	325.5	—
Grand Total	770.6	—	108.7	—	879.3	—

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

Plant Properties

We operate plants at our quarry sites to process aggregates into construction materials. Some of our sites may have more than one crushing, concrete or asphalt processing plant. The following table presents the number of plants we owned as of the respective dates:

December 31,	2022	2021
Aggregate crushing plants	28	29
Asphalt concrete plants	48	49
Cement concrete batch plants	5	5
Asphalt rubber plants	5	5
Lime slurry plants	6	6

These plants are used by both of our reportable segments.

Other Properties

The following table provides our estimate of certain information about other properties as of December 31, 2022:

	Land Area (acres)	Buildings (square feet)
Office and shop space (owned and leased)	1,216	1,465,857

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange under the ticker symbol GVA. As of February 15, 2022, 43,744,536 shares of our common stock were outstanding and held by 653 shareholders of record. We have paid quarterly cash dividends since the second quarter of 1990, and we expect to continue to do so.

The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended December 31, 2022:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
October 1, 2022 through October 31, 2022	3,156	$27.40	—	$231,535,405
November 1, 2022 through November 30, 2022	320	$32.22	—	$231,535,405
December 1, 2022 through December 31, 2022	2,168	$35.64	—	$231,535,405
	5,644	$30.84	—

(1) The number of shares purchased was in connection with employee tax withholding for restricted stock units vested under our equity incentive plans.

(2) As announced on February 3, 2022, on February 1, 2022, the Board of Directors authorized us to purchase up to $300.0 million of our common stock at management’s discretion. The specific timing and amount of any future purchases will vary based on market conditions, securities law limitations and other factors.

Performance Graph

The following graph compares the cumulative five-year total return provided to Granite Construction Incorporated’s common stockholders relative to the cumulative total returns of the S&P 500 index and the Dow Jones U.S. Heavy Construction index. The Dow Jones U.S. Heavy Construction index includes the following companies: AECOM, EMCOR Group Inc., MDU Resources Group Inc, MasTec Inc., Quanta Services Inc., Valmont Industries Inc. and WillScot Mobile Mini Holdings Corp. Certain of these companies differ from Granite in that they derive more revenue and profit from non-U.S. operations and have customers in different markets. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2017 through December 31, 2022.

Item 6. RESERVED

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We deliver infrastructure solutions for public and private clients primarily in the United States. We are one of the largest diversified infrastructure companies in the United States. Within the public sector, we primarily concentrate on infrastructure projects, including the construction of streets, roads, highways, mass transit facilities, airport infrastructure, bridges, dams, power-related facilities, utilities, tunnels, water well drilling and other infrastructure-related projects. Within the private sector, we perform various services such as site preparation, mining services and infrastructure services for commercial and industrial sites, railways, residential development, energy development, as well as provide construction management professional services.

Our reportable segments are the same as our operating segments and correspond with how our chief operating decision maker, or decision-making group (our “CODM”), regularly reviews financial information to allocate resources and assess performance. We identified our CODM as our Chief Executive Officer and our Chief Operating Officer. Our reportable segments are: Construction and Materials. The Construction segment focuses on construction and rehabilitation of roads, pavement preservation, bridges, rail lines, airports, marine ports, dams, reservoirs, aqueducts, infrastructure and site development for use by the general public and water-related construction for municipal agencies, commercial water suppliers, industrial facilities and energy companies. It also provides construction of various complex projects including infrastructure / site development, mining, public safety, tunnel, solar, battery storage and other power-related projects. The Materials segment focuses on production of aggregates and asphalt production for internal use and for sale to third parties. See Note 21 of “Notes to the Consolidated Financial Statements” for additional information about our reportable segments.

In addition to reportable segments, we also review our business by operating groups. In alphabetical order, our operating groups are as follows:

•	California, which is comprised of vertically integrated businesses in home markets across the state;
•
Central, which includes the vertically integrated Arizona region and regional civil construction businesses in Illinois, Florida and Texas. The Central group also includes the Federal division which performs civil construction across the continental United States and Guam, and the Tunnel division; and

•
Mountain, which is comprised of vertically integrated regional businesses in Alaska, Washington, Oregon, Utah and Nevada. The Mountain Group also includes national businesses in the Industrial & Energy division, which primarily focuses on commercial solar construction projects, Water Resources, which performs water well drilling and rehabilitation services and Mineral Services, which performs mineral exploration services for mining clients.

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

Critical Accounting Estimate

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

We consider revenue recognition a critical accounting estimate. It involves significant management judgment and can significantly affect our reported results of operations.

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

Current Economic Environment and Outlook

Funding for our public work projects, which accounts for approximately 70% of our portfolio, is dependent on federal, state, regional and local revenues. At the federal level, the rollout of the $1.2 trillion Infrastructure Investment and Jobs Act (“IIJA”) has started with the appropriation of funds included in the 2022 federal spending bill enacted in March 2022. The five-year IIJA provides the largest increase in federal highway, bridge and transit funding in more than six decades and includes $550 billion in incremental funding. In October 2022, the U.S. Department of Transportation announced that it released $59.9 billion in Fiscal Year 2023 apportionments directly to all 50 states, all of which is available for states to authorize following the passing of the FY 2023 omnibus appropriations bill in December 2022. We continue to believe that the increased multi-year spending commitment will improve the programming visibility for state and local governments and drive an increase in project lettings starting in 2023 and then more meaningfully in 2024 and beyond. We anticipate the impact to our financial statements to gradually grow in 2023 and beyond as funds are allocated first to quicker turn projects and then later to more complex larger projects.

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

Over the recent years, inflation, supply chain and labor constraints have had a significant impact on the global economy including the construction industry in the United States. While it is impossible to fully eliminate the impact of these factors, we have applied proactive measures such as fixed forward purchase contracts of oil related inputs, energy surcharges, and adjustment of project schedules for constraints related to construction materials such as concrete. While we actively work to mitigate the impacts of oil price inflation, further price increases may adversely impact us in the future.

Our Committed and Awarded Projects (“CAP”) continues to be strong with $4.5 billion at the end of the fourth quarter of 2022. Our CAP is supported by a positive public funding environment and resilient private market which we believe will provide further opportunities in 2023 to continue to grow CAP.

Strategic Actions

During the fourth quarter of 2021, we concluded that the assets and liabilities of our former Water and Mineral Services operating group (“WMS”) met the criteria for classification as held for sale and the results of operations were presented as discontinued operations at that time. This included: our trenchless and pipe rehabilitation services business (“Inliner”); our water supply, treatment, delivery and maintenance business (“Water Resources”); and our mineral exploration drilling business (“Mineral Services”). The sale of Inliner was completed on March 16, 2022 for a purchase price of $159.7 million, subject to certain adjustments. As a result of the sale and post-closing adjustments, we received cash proceeds of $140.6 million and recognized a gain of $1.8 million.

In September 2022, we announced our decision to retain the Water Resources and Mineral Services businesses that were previously classified as held for sale and reported in discontinued operations. This change to our plan of sale was due to unfavorable market conditions which undermined our efforts to secure an appropriate value for the businesses. In connection with the reclassification of the WMS businesses from discontinued operations to continuing operations, the Consolidated Statements of Operations have been revised to include Inliner through the date of sale, as well as the ongoing operations of Water Resources and Mineral Services in the Mountain operating group for all periods presented. The Water Resources and Mineral Services businesses are included in the Construction segment. Inliner had both Construction and Materials operations. See Note 1 and Note 2 of “Notes to the Consolidated Financial Statements” for further information.

Litigation Matter

As further discussed in Note 20 of “Notes to the Consolidated Financial Statements,” our wholly owned subsidiary, Layne Christensen Company (“Layne”), has been sued for $100 million relating to Layne’s work on the Salesforce Tower foundation. Layne was a subcontractor on this project and potential liability for this project remained with Layne in connection with our acquisition of Layne in June 2018. For additional information, see “Item 1A. Risk Factors - In connection with acquisitions or divestitures, we may become subject to liabilities” and “Item 1A. Risk Factors - We are involved in lawsuits and legal proceedings in the ordinary course of our business and may in the future be subject to other litigation and legal proceedings, and, if any of these are resolved adversely against us, it could harm our business, financial condition and results of operations.”

Results of Operations

Our operations are typically affected more by weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability.

Years Ended December 31,	2022	2021	2020
(in thousands)
Total revenue	$3,301,256	$3,501,865	$3,562,459
Gross profit	$369,494	$362,645	$344,788
Selling, general and administrative expenses	$272,610	$303,015	$316,284
Non-cash impairment charges (see Note 1 of “Notes to the Consolidated Financial Statements”)	$—	$—	$156,690
Other costs, net (see Note 1 of “Notes to the Consolidated Financial Statements”)	$24,120	$101,351	$37,089
Gain on sales of property and equipment, net (see Note 11 of “Notes to the Consolidated Financial Statements”)	$(12,617)	$(66,439)	$(6,930)
Operating income (loss)	$85,381	$24,718	$(158,345)
Total other (income) expense, net	$(6,436)	$2,591	$8,118
Amount attributable to non-controlling interests	$4,445	$7,682	$21,064
Net income (loss) attributable to Granite Construction Incorporated	$83,302	$10,096	$(145,117)

Revenue

Total Revenue by Segment

Years Ended December 31,	2022		2021		2020
(dollars in thousands)
Construction	$2,803,935	85.0%	$3,076,190	87.8%	$3,181,697	89.4%
Materials	497,321	15.0	425,675	12.2	380,762	10.6
Total	$3,301,256	100.0%	$3,501,865	100.0%	$3,562,459	100.0%

Construction Revenue

Years Ended December 31,	2022		2021		2020
(dollars in thousands)
California	$811,623	28.9%	$822,448	26.7%	$928,193	29.2%
Central	851,779	30.4	1,058,448	34.4	1,145,725	36.0
Mountain	1,140,533	40.7	1,195,294	38.9	1,107,779	34.8
Total	$2,803,935	100.0%	$3,076,190	100.0%	$3,181,697	100.0%

Construction revenue in 2022 decreased by $272.3 million, or 8.9%, compared to 2021 primarily due to the wind down of several large projects in the Central operating group, as well as the sale of Inliner in the first quarter of 2022. Revenue from the Mountain operating group decreased $54.8 million primarily due to the sale of Inliner which contributed $33 million in 2022 prior to its sale compared to $206 million in 2021. This decrease was partially offset by increased revenue driven by higher beginning CAP levels and stronger market conditions in the current year. California operating group revenue decreased $10.8 million in 2022, mainly due to delays in project starts and less favorable weather conditions in the first quarter of 2022. During 2022 and 2021, approximately 70% and 75%, respectively, of revenue earned in the Construction segment was from the public sector.

Materials Revenue

Years Ended December 31,	2022		2021		2020
(dollars in thousands)
California	$273,314	54.9%	$242,552	57.0%	$222,021	58.3%
Central	46,531	9.4	33,270	7.8	25,181	6.6
Mountain	177,476	35.7	149,853	35.2	133,560	35.1
Total	$497,321	100.0%	$425,675	100.0%	$380,762	100.0%

Materials revenue in 2022 increased by $71.6 million, or 16.8%, when compared to 2021 driven by price increases inclusive of energy surcharges and overall market demands driving higher sales volumes of aggregates, slightly offset by decreased sales volumes for asphalt.

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

Other awards include the general construction portion of construction management/general contractor ("CM/GC") contracts and awarded contracts with unexercised contract options or unissued task orders. The general construction portion of CM/GC contracts are included in other awards to the extent contract execution and funding is probable. Contracts with unexercised contract options or unissued task orders are included in other awards to the extent option exercise or task order issuance is probable, respectively. All CAP is in the Construction segment.

December 31,	2022		2021 (1)
(dollars in thousands)
Unearned revenue	$2,877,478	64.2%	$2,595,085	64.7%
Other awards	1,607,661	35.8	1,414,979	35.3
Total	$4,485,139	100.0%	$4,010,064	100.0%

December 31,	2022		2021 (1)
(dollars in thousands)
California	$1,747,163	39.0%	$1,476,066	36.8%
Central	1,661,613	37.0	1,585,309	39.5
Mountain	1,076,363	24.0	948,689	23.7
Total	$4,485,139	100.0%	$4,010,064	100.0%

(1) These balances do not include amounts held for sale (see Note 2 of "“Notes to the Consolidated Financial Statements”). The unearned revenue balance in CAP related to businesses held for sale at December 31, 2021 was $252.7 million and there was no balance for other awards.

CAP of $4.5 billion at December 31, 2022 was $475.1 million, or 11.8% higher than 2021 primarily due to higher CAP in all of our operating groups due to higher award volume during the fourth quarter of 2022. Including CAP that was classified as held for sale as of December 31, 2021 of $252.7 million and excluding CAP related to Inliner of $199.3 million as of December 31, 2021, which was sold during the first quarter of 2022, comparable CAP increased $421.7 million, or 10.4%, over the prior year. Significant new additions to CAP during the fourth quarter of 2022 included a $174 million runway project in California, a $170 million highway project in Arizona, a $160 million CM/GC railway project in Illinois and $142 million for multiple road projects in California.

Non-controlling partners’ share of CAP as of December 31, 2022 and 2021 was $85.0 million and $214.3 million, respectively.

At December 31, 2022 and 2021, five and three contracts with remaining CAP of $10 million or more per project had total forecasted losses with remaining revenue of $134.2 million, or 3.0% of total CAP, and $204.2 million, or 5.1% of total CAP, respectively. Provisions are recognized in the consolidated statements of operations for the full amount of estimated losses on uncompleted contracts whenever evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue.

Gross Profit

The following table presents gross profit by reportable segment for the respective periods:

Years Ended December 31,	2022	2021	2020
(dollars in thousands)
Construction	$303,881	$303,228	$280,169
Percent of segment revenue	10.8%	9.9%	8.8%
Materials	65,613	59,417	64,619
Percent of segment revenue	13.2	14.0	17.0
Total gross profit	$369,494	$362,645	$344,788
Percent of total revenue	11.2%	10.4%	9.7%

Construction gross profit for the year ended December 31, 2022 increased by $0.7 million, or 0.2%, when compared to 2021 primarily driven by strong performance in the vertically integrated businesses in the California and Mountain operating groups. These increases were largely offset by decreases in the Central operating group related to negative net impacts from revisions in estimates (see Note 3 of “Notes to the Consolidated Financial Statements”) as well as the impact of the sale of Inliner in the first quarter of 2022.

Materials gross profit for the year ended December 31, 2022 increased by $6.2 million, or 10.4%, when compared to 2021 due to higher revenue and greater volumes while gross profit margin decreased due to the impact of higher fuel and energy costs earlier in the year. Although fuel and liquid asphalt costs increased in 2022 as compared to 2021, we implemented energy surcharges in the second quarter of 2022 to cover these increases on new orders.

Selling, General and Administrative Expenses

The following table presents the components of selling, general and administrative expenses for the respective periods:

Years Ended December 31,	2022	2021	2020
(dollars in thousands)
Selling
Salaries and related expenses	$57,921	$65,758	$69,530
Incentive compensation	4,316	5,160	5,297
Restricted stock unit amortization	1,277	1,415	1,280
Other selling expenses	8,627	4,632	9,661
Total selling	72,141	76,965	85,768
General and administrative
Salaries and related expenses	103,161	111,149	111,188
Incentive compensation	12,108	8,908	10,519
Restricted stock unit amortization	5,084	3,792	3,408
Other general and administrative expenses	80,116	102,201	105,401
Total general and administrative	200,469	226,050	230,516
Total selling, general and administrative	$272,610	$303,015	$316,284
Percent of revenue	8.3%	8.7%	8.9%

Selling Expenses

Selling expenses include the costs for estimating and bidding, including offsetting customer reimbursements for portions of our selling/bid submission expenses (i.e., stipends), business development and materials facility permits. Selling expenses can vary depending on the volume of projects in process and the number of employees assigned to estimating and bidding activities. As projects are completed or the volume of work slows down, we temporarily redeploy project employees to bid on new projects, moving their salaries and related costs from cost of revenue to selling expenses. Selling salaries and related expenses for 2022 decreased by $7.8 million compared to 2021, primarily due to the sale of Inliner on March 16, 2022 as well as other cost reduction efforts. This decrease was partially offset by an increase of $4.0 million in other selling expenses driven by increased bidding activity in 2022.

General and Administrative Expenses

General and administrative expenses include costs related to our operational offices that are not allocated to direct contract costs and expenses related to our corporate functions. Other general and administrative expenses include travel and entertainment, outside services, information technology, depreciation, occupancy, training, office supplies, changes in the fair market value of our Non-Qualified Deferred Compensation plan liability and other miscellaneous expenses. Total general and administrative expenses for 2022 decreased by $25.6 million, or 11.3%, compared to 2021, primarily due to the sale of Inliner on March 16, 2022, as well as decreases in the fair market value of our Non-Qualified Deferred Compensation plan liability, which is mostly offset in other (income) expense, net, through our own company-owned life insurance policy. These decreases were partially offset by an increase in incentive compensation due to improved financial performance.

Other Costs, net

The following table presents other costs for the respective periods:

Years Ended December 31,	2022	2021	2020
(in thousands)
Other costs, net	$24,120	$101,351	$37,089

Other costs for the year ended December 31, 2022 decreased by $77.2 million when compared to 2021 primarily due to the securities litigation settlement charge of $66.0 million that occurred in 2021, settlement of the shareholder derivative lawsuit and related receipt of $5.0 million in 2022 as well as decreases in non-recurring legal and accounting fees of $7.4 million, net divestiture expenses of $8.0 million and personnel costs in connection with our operating group reorganization during 2021 of $2.8 million. These decreases were partially offset by a $12.0 million charge for the resolution of the SEC investigation in 2022. See Note 20 of "Notes to the Consolidated Financial Statements" for information related to settlements of certain legal matters and investigations.

Gain on Sales of Property and Equipment, net

The following table presents the gain on sales of property and equipment, net for the respective periods:

Years Ended December 31,	2022	2021	2020
(in thousands)
Gain on sales of property and equipment, net	$(12,617)	$(66,439)	$(6,930)

Gain on sales of property and equipment, net for the year ended December 31, 2022 decreased by $53.8 million when compared to 2021 due to fewer properties sold and lower gains per property sold in 2022. The properties sold were part of our ongoing asset optimization plan. See Note 11 of “Notes to the Consolidated Financial Statements” for more information.

Other (Income) Expense

The following table presents the components of other (income) expense, net for the respective periods:

Years Ended December 31,	2022	2021	2020
(in thousands)
Interest income	$(6,528)	$(1,176)	$(3,096)
Interest expense	12,624	20,739	24,200
Equity in income of affiliates	(13,571)	(12,586)	(8,783)
Other income, net	1,039	(4,386)	(4,203)
Total other (income) expense, net	$(6,436)	$2,591	$8,118

Interest income for 2022 increased by $5.4 million when compared to 2021 primarily due to higher interest rates on our investments. Interest expense for 2022 decreased by $8.1 million, or 39.1%, when compared to 2021 because we are no longer recording the amortization of the debt discount on our 2.75% Convertible Notes due to the implementation of ASU 2020-06. Equity in income of affiliates was relatively flat when compared to 2021. Other income, net decreased by $5.4 million primarily due to increases in the fair market value of our company owned life insurance policy, which is mostly offset in general and administrative expenses through our Non-Qualified Deferred Compensation plan liability.

Income Taxes

The following table presents the provision for (benefit from) income taxes for the respective periods:

Years Ended December 31,	2022	2021	2020
(dollars in thousands)
Provision for (benefit from) income taxes	$12,960	$19,713	$(282)
Effective tax rate	14.1%	89.1%	0.2%

Our effective tax rate decreased from 89.1% to 14.1% when compared to 2021 primarily due to the tax benefit associated with the reversal of net deferred tax liabilities related to businesses no longer held for sale and the release of valuation allowances related to the utilization of capital loss carryforwards. The impacts of those items were partially offset by nondeductible goodwill associated with the sale of Inliner and the impact of the relative change in income before income taxes to the provision for income taxes.

Amount Attributable to Non-controlling Interests

The following table presents the amount attributable to non-controlling interests in consolidated subsidiaries for the respective periods:

Years Ended December 31,	2022	2021	2020
(in thousands)
Amount attributable to non-controlling interests	$4,445	$7,682	$21,064

The amount attributable to non-controlling interests represents the non-controlling owners’ share of the net loss of our consolidated construction joint ventures. The change during 2022 was primarily due to increased profits from new and existing joint ventures, partially offset by a net negative impact from revisions in estimates on one project. (See Note 3 of “Notes to the Consolidated Financial Statements”).

Prior Years Comparison (2021 to 2020)

Revenue: Construction revenue in 2021 decreased $105.5 million, or 3.3%, compared to 2020 primarily due to lower CAP in the California operating group and inclement weather conditions in California near the end of 2021. Lower CAP was reflective of an extended competitive bidding environment that existed through the first half of 2021. Additionally, the Central operating group revenue decreased as we remain disciplined in our project bidding selection criteria and certain projects neared completion. These decreases were partially offset by increases in the Mountain operating group primarily driven by increased demand for water supply and maintenance services and mineral exploration, as well as lower activity levels in 2020 as a result of the COVID-19 pandemic which caused delays in awarded projects and deferrals in bidding processes.

Materials revenue in 2021 increased $44.9 million, or 11.8%, when compared to 2020 from increased volumes in both aggregates and asphalt sales combined with increased pricing in certain markets.

Gross Profit: Construction gross profit for the year ended December 31, 2021 increased by $23.1 million, or 8.2%, when compared to 2020 primarily due to a decrease in the negative net impact from revisions in estimates in our Central operating group (see Note 3 of “Notes to the Consolidated Financial Statements”), and increased activity in water supply and maintenance services and mineral exploration, partially offset by decreases in gross profit from our vertically-integrated businesses from an extended competitive bidding environment.

Materials gross profit for the year ended December 31, 2021 decreased by $5.2 million, or 8.1%, when compared to 2020 driven primarily by higher fuel and liquid asphalt costs in 2021 compared to 2020 combined with lower volumes in California due to inclement weather during the fourth quarter of 2021.

Selling, General and Administrative Expenses: Selling expenses for 2021 decreased $8.8 million, or 10.3%, compared to 2020 primarily due to reduced estimating and bidding activity following the implementation of our new project bidding selection criteria. General and administrative expenses were relatively flat year over year.

Non-cash Impairment Charges: The change during 2021 was primarily due to goodwill impairment charges as well as an impairment in our investment in affiliates in 2020.

Other Costs: Other costs for the year ended December 31,2021 increased by $64.3 million when compared to 2020 primarily due to $66.0 million in net settlement charges incurred during 2021 as further described in Note 20 of "Notes to the Consolidated Financial Statements." Other costs also decreased by $13.5 million in 2021 due to a reduction in non-recurring legal and accounting fees. The majority of these non-recurring fees related to the lawsuits discussed in Note 20 of "Notes to the Consolidated Financial Statements." This decrease in non-recurring legal and accounting fees was offset by increases of $3.3 million in personnel costs incurred in connection with our operating group reorganization and $8.5 million of divestiture expenses related to the planned sale of the businesses within our former WMS operating group during 2021.

Gain on Sales of Property and Equipment: Gain on Sales of Property and Equipment increased $59.5 million compared to 2020 primarily due to sales of properties in California related to our ongoing asset optimization plan.

Other (Income) Expense: Interest income for 2021 decreased $1.9 million, or 62.0%, compared to 2020 primarily due to the settlement of two notes receivable. Interest expense for 2021 decreased $3.5 million, or 14.3%, when compared to 2020 as no amount was drawn on the revolver in 2021 and due to a decrease in the effective interest rate on our credit facility. Equity in income of affiliates for 2021 increased $3.8 million, or 43.3%, compared to 2020 primarily due to an increase in income from our foreign affiliates, which was partially offset by a decrease in income from a real estate investment entity.

Income Taxes: Our tax rate increased from 0.2% to 89.1% when compared to 2020. The change in tax rate was due primarily to the tax expense associated with the non-cash impairment charges in 2020 (see Note 1 of "Notes to the Consolidated Financial Statements") and the income tax expense associated with the held for sale classification of the assets and liabilities of the former WMS operating group in 2021.

Amount Attributable to Non-controlling Interests: The change during 2021 was primarily due to a decrease in the net negative impact from revisions in estimates on two projects (see Note 3 of "Notes to the Consolidated Financial Statements").

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, investments, available borrowing capacity under our credit facility and cash generated from operations. We may also from time to time issue and sell equity, debt or hybrid securities or engage in other capital markets transactions or sell one or more business units or assets.

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

We believe our primary sources of liquidity will be sufficient to meet our expected working capital needs, capital expenditures, financial commitments, cash dividend payments, and other liquidity requirements associated with our existing operations for the next twelve months. We believe our primary sources of liquidity, access to the debt and equity capital markets and cash expected to be generated from operations will be sufficient to meet our long-term requirements and plans. However, there can be no assurance that sufficient capital will continue to be available or that it will be available on terms acceptable to us.

As of December 31, 2022, our cash and cash equivalents consisted of deposits and money market funds held with established national financial institutions and marketable securities consisting primarily of U.S. Government and agency obligations and corporate commercial paper.

At the end of the second quarter of 2022, we had $16.5 million of past due receivables and $27.1 million of contract retention receivable from Brightline Trains Florida LLC ("Brightline") and they were experiencing delays in securing additional funding at that time. During the third quarter of 2022, Brightline obtained additional funding and paid their past due receivables balances. As of December 31, 2022, we had $6.8 million of receivables and $28.4 million of contract retention receivable from Brightline (see Note 6 of “Notes to the Consolidated Financial Statements”). $3.4 million of the receivables were past due as of December 31, 2022 but were paid in January 2023. Brightline continues to experience challenges and delays in securing additional funding. As of the date of this report, the remaining $3.4 million that was due in January is past due and $2.8 million has been billed since December 31, 2022. The timing and probability of future payments may be affected and our liquidity impacted if Brightline faces additional funding difficulties.

During the first half of 2022, we prepaid 100% of our outstanding term loan and replaced the Third Amended and Restated Credit Agreement dated May 31, 2018 with the Fourth Amended and Restated Credit Agreement (the “Credit Agreement”) maturing June 2, 2027. The Credit Agreement is a $350.0 million senior secured, five-year revolving credit facility (the “Revolver”). As of December 31, 2022, the total unused availability under the Credit Agreement was $269.3 million, resulting from $30.7 million in issued and outstanding letters of credit and $50.0 million drawn under the Revolver. See Note 14 of “Notes to the Consolidated Financial Statements” for further discussion regarding the Revolver.

In evaluating our liquidity position and needs, we also consider cash and cash equivalents held by our consolidated construction joint ventures (“CCJVs”). The following table presents our cash, cash equivalents and marketable securities, including amounts from our CCJVs, as of the respective dates:

December 31,	2022	2021
(in thousands)
Cash and cash equivalents excluding CCJVs	$191,444	$302,864
CCJV cash and cash equivalents (1)	102,547	92,783
Total consolidated cash and cash equivalents	293,991	395,647
Short-term and long-term marketable securities (2)	65,943	15,600
Total cash, cash equivalents and marketable securities	$359,934	$411,247

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

Granite’s portion of CCJV cash and cash equivalents was $62.5 million and $54.4 million as of December 31, 2022 and 2021, respectively. Excluded from the table above is:

•	$40.4 million and $56.5 million as of December 31, 2022 and 2021, respectively, in Granite’s portion of unconsolidated construction joint venture cash and cash equivalents and
•	$16.5 million of cash and cash equivalents as of December 31, 2021 that was included in current assets held for sale.

Capital Expenditures

Major capital expenditures are typically for aggregate and asphalt production facilities, aggregate reserves, construction equipment, buildings and leasehold improvements and investments in our information technology systems. The timing and amount of such expenditures can vary based on the progress of planned capital projects, the type and size of construction projects, changes in business outlook and other factors. During the year ended December 31, 2022, we had capital expenditures of $121.6 million, compared to $94.8 million during 2021 for an increase of $26.8 million. The increase year over year is primarily due to acquisitions of materials reserves in 2022. We currently anticipate 2023 capital expenditures to be between approximately $100 million and $120 million.

Cash Flows

Years Ended December 31,	2022	2021	2020
(in thousands)
Net cash provided by (used in):
Operating activities	$55,647	$21,931	$268,460
Investing activities	$(11,000)	$(21,478)	$(41,262)
Financing activities	$(164,311)	$(24,446)	$(57,658)

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

Cash provided by operating activities of $55.6 million during 2022 represents a $33.7 million increase when compared to 2021. The change was primarily due to a $105.1 million increase in cash provided by net income after adjusting for non-cash items and a $76.6 million decrease in cash provided by working capital. The decrease in cash provided by working capital was primarily due to an increase in contract assets, largely due to unresolved disputed work, as well as increased retention balances related to certain ongoing projects. This was partially offset by a decrease in receivables due to improvement in our billing and collection timing.

Investing activities

Cash used in investing activities of $11.0 million during 2022 represents a $10.5 million decrease when compared to 2021. The change was primarily due to proceeds from the sale of the Inliner business in March 2022, partially offset by a decrease in proceeds from sales of property and equipment as well as increased purchases of marketable securities and property and equipment in the current year.

Financing activities

Cash used in financing activities of $164.3 million during 2022 represents a $139.9 million increase when compared to 2021. The change was primarily due to the prepayment of our term loan of $123.8 million in the first half of 2022 and repurchases of common stock (inclusive of our accelerated share repurchase) of $70.9 million, partially offset by $50.0 million drawn on our Revolver. The net debt paydown was completed at the time the Credit Agreement was entered (see Note 14 to “Notes to the Consolidated Financial Statements” for further information), to bring our cash balance in line with projected cash needs for the rest of 2022.

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

Surety Bonds and Real Estate Mortgages

We are generally required to provide various types of surety bonds that provide an additional measure of security for our performance under certain public and private sector contracts. At December 31, 2022, approximately $2.5 billion of our $4.5 billion CAP was bonded. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds after the owner accepts the work performed under contract. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.

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

The most significant financial covenants under the terms of our Credit Agreement require the maintenance of a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio. As of December 31, 2022, the Consolidated Leverage Ratio was 1.46, which did not exceed the maximum of 3.25. Our Consolidated Interest Coverage Ratio was 15.06, which exceeded the minimum of 3.00.

Share Purchase Program

As announced on February 3, 2022, on February 1, 2022, the Board of Directors authorized us to purchase up to $300.0 million of our common stock at management’s discretion. In March 2022 we repurchased 611,000 shares under this authorization.

On May 2, 2022, we entered into an accelerated share repurchase transaction with Bank of Montreal. The Accelerated Share Repurchase was entered into pursuant to the existing share repurchase program. On May 2, 2022, we paid $50.0 million to the bank and received 80% of the notional amount, or $40.0 million, in shares using the closing price on the trade date. This equated to approximately 1.32 million shares, which were immediately retired. On August 31, 2022, the reference period ended and on September 2, 2022 we received an additional 0.37 million shares, which were immediately retired. The final share delivery was based on the average of the daily volume-weighted average price of Granite's common stock, less a discount, during the reference period. The average price of all shares purchased under the Accelerated Share Repurchase was $29.63.

The specific timing and amount of any future repurchases will vary based on market conditions, securities law limitations and other factors.

Recently Issued and Adopted Accounting Pronouncements

See Note 1 of “Notes to the Consolidated Financial Statements” under the caption Recently Issued and Adopted Accounting Pronouncements.

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

Operating in international markets involves exposure to possible volatile movements in currency exchange rates. Our Mountain operating group has international operations in Mexico and Canada. We also have affiliates that operate in Latin America (see Note 10 of “Notes to the Consolidated Financial Statements”). The majority of the customer contracts in Mexico are U.S. dollar-based, reducing the exposure to currency fluctuations. As of December 31, 2022, we do not have any outstanding foreign currency option contracts. If the volume of our international operations increases and foreign currency exchange rates change, the impact to our consolidated statements of operations could be significant and may affect year-to-year comparability of operating results. The impact from foreign currency transactions during 2022, 2021 and 2020 was immaterial.

Due to the adoption of ASU 2020-06 (see Note 1 of "Notes to the Consolidated Financial Statements"), we did not record amortization of debt discount related to our 2.75% Convertible Notes during 2022. As of December 31, 2022 and 2021, the balance in long-term debt in our consolidated balance sheets of the 2.75% Convertible Notes, excluding debt issuance costs, and including $14.8 million of amortized debt discount in 2021, was $230.0 million and $207.4 million, respectively. As of December 31, 2021, the remaining unamortized debt discount was $22.6 million but was reduced to zero upon adoption of ASU 2020-06 on January 1, 2022.

We may borrow on the Revolver, at our option, at either (a) the SOFR term rate plus a credit adjustment spread plus applicable margin ranging from 1.0% to 2.0%, or (b) a base rate plus an applicable margin ranging from 0.0% to 1.0%. The applicable margin is based on our Consolidated Leverage Ratio (as defined in our Credit Agreement), calculated quarterly.

As of December 31, 2022, there was $50.0 million drawn under the Revolver.

See Note 14 of “Notes to the Consolidated Financial Statements” for further discussion on the 2.75% Convertible Notes and Credit Agreement.

The table below presents principal amounts due by year and related weighted average interest rates for our cash and cash equivalents, held-to-maturity investments and significant debt obligations, excluding debt issuance costs, as of December 31, 2022 (dollars in thousands):

	2023	2024	2025	2026	2027	Thereafter	Total
Assets
Cash, cash equivalents, held-to-maturity investments	$333,365	$26,569	$—	$—	$—	$—	$359,934
Weighted average interest rate	3.83%	1.51%	—%	—%	—%	—%	3.66%
Liabilities
Fixed rate debt
Credit Agreement Revolver Loan	$—	$—	$—	$—	$50,000	$—	$50,000
Effective interest rate (1)	5.92%	5.92%	5.92%	5.92%	5.92%	—%	5.92%
2.75% Convertible Notes	$—	$230,000	$—	$—	$—	$—	$230,000
Coupon rate	2.75%	2.75%	—%	—%	—%	—%	2.75%

(1) The effective interest rate was calculated using one-month SOFR plus 10 basis points plus the applicable margin. Future interest payments may differ from actual results.

The estimated fair value of our cash and cash equivalents approximates the principal amounts reflected above based on the generally short maturities of these financial instruments. The fair value of 2.75% Convertible Notes was approximately $281.4 million and $313.8 million as of December 31, 2022 and 2021, respectively.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of Granite, the supplementary data and the independent registered public accounting firm’s report are incorporated by reference from Part IV, Item 15(a)(1) and (2):

Report of Independent Registered Public Accounting Firm (PCAOB ID 238)

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Comprehensive Income (Loss)

Consolidated Statements of Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

Supplementary Data

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

As disclosed in the Explanatory Note and in Supplementary Data included in Part IV, Item 15(a) of this Form 10-K, we are restating our unaudited quarterly financial information for the first three quarters of the year ended December 31, 2022 to correct (a) errors related to deferred taxes and the calculation of income tax expense in connection with the sale of Inliner, which was completed in the first quarter of 2022 and was classified within discontinued operations in the Company’s condensed consolidated statement of operations during the first and second quarters of 2022 and (b) other immaterial errors, including certain errors that had previously been adjusted for as out of period corrections. The errors were identified by management in connection with the preparation of this Form 10-K- through our annual review control processes.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, including our principal executive and principal financial officers, have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and, based on their evaluation, our principal executive and principal financial officers have concluded our disclosure controls and procedures were not effective as of December 31, 2022, due to the material weakness in our internal control over financial reporting, as further described below.

In connection with our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022, June 30, 2022 and September 30, 2022, filed on April 28, 2022, July 28, 2022 and October 27, 2022, respectively, management evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2022, June 30, 2022 and September 30, 2022. Based upon those evaluations, our principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of those dates. Subsequent to those evaluations our principal executive and principal financial officers re-evaluated the effectiveness of the Company’s disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of March 31, 2022, June 30, 2022 and September 30, 2022, because of the material weakness described below.

Management nonetheless determined that the consolidated financial statements and related financial information included in this Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Management’s determination is based on a number of factors, including, but not limited to, management’s performance of extensive analysis and other post-closing procedures as of and for the year ended December 31, 2022.

Management’s Report on Internal Control Over Financial Reporting

Our management, including our principal executive and principal financial officers, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d -15(f). Internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Our management, under the supervision and with the participation of our principal executive and principal financial officers, has conducted an evaluation of the effectiveness of our internal control over financial reporting, using the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management determined, based upon the existence of the material weakness described below, that we did not maintain effective internal control over financial reporting as of December 31, 2022.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We did not design an effective control to assess the impact of significant and unusual discrete items on the interim tax provision, such as the divestiture of a business. This material weakness resulted in the misstatement of our income tax expense, other costs, net and income tax payable, and in the restatement of the Company's unaudited quarterly financial information for the Restated Periods. Additionally, this material weakness could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the interim consolidated financial statements that would not be prevented or detected.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2022. The report is included in Part IV, Item 15(a) of this Form 10-K under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2022.

Remediation Plan

Management is committed to implementing changes to our internal control over financial reporting to ensure that the material weakness is remediated. We have evaluated the impact of the material weakness and will implement the following changes:

•	We will enhance our accounting for income tax controls on an interim basis to include specific activities to assess the impacts of significant and unusual transactions, such as divestitures of a business.
•	We will add additional reviews and approvals of the quarterly effective tax rate calculations with regard to significant and unusual transactions to ensure such discrete tax items are appropriately identified and accounted for accurately within the appropriate interim period.

While we believe that these actions will remediate the material weakness, we have not completed all of the corrective processes, procedures and related evaluation or remediation that we believe are necessary. As we continue to evaluate and work to remediate the material weakness, we may take additional measures to address the material weakness.

Until the remediation steps set forth above, including the efforts to implement the necessary control activities we identify, are fully implemented and concluded to be operating effectively for a sufficient period of time, the material weakness described above will not be considered remediated.

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in response to this Item 10 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. EXECUTIVE COMPENSATION

The information required in response to this Item 11 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in response to this Item 12 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in response to this Item 13 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in response to this Item 14 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

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

2.2	*	Purchase Agreement, dated February 2, 2022, by and among Layne Heavy Civil, Inc., Granite Construction International, Granite Construction Incorporated, Inland Pipe Rehabilitation LLC and 1000097155 Ontario Inc. [Exhibit 2.1 to the Company’s Form 8-K filed on February 3, 2022]
3.1	*	Certificate of Incorporation of Granite Construction Incorporated, as amended [Exhibit 3.1.b to the Company’s Form 10-Q for the quarter ended June 30, 2006]
3.2	*	Amended Bylaws of Granite Construction Incorporated [Exhibit 3.1 to the Company’s Form 8-K filed on November 15, 2011]
4.1	*

Indenture (including Form of Note) with respect to Granite Construction Incorporated’s 2.75% Convertible Senior Notes due 2024, dated November 1, 2019, by and between Granite Construction Incorporated and Wilmington Trust, National Association, as trustee [Exhibit 4.1 to the Company’s Form 8-K filed on November 1, 2019]

4.2	*	Description of Common Stock [Exhibit 4.2 to the Company’s Form 10-K for the year ended December 31, 2019]
10.1	***	Key Management Deferred Compensation Plan II, as amended and restated [Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2010]
10.2	***	Form of Amended and Restated Director and Officer Indemnification Agreement [Exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 2002]
10.3	***	Granite Construction Incorporated Annual Incentive Plan adopted by the Board of Directors on March 30, 2022 [Exhibit 10.1 to the Company’s Form 8-K filed on April 1, 2022]
10.4	***	Form of Annual Incentive Plan Participation Agreement [Exhibit 10.2 to the Company’s Form 8-K filed on April 1, 2022]
10.5	***	Granite Construction Incorporated Long Term Incentive Plan effective January 1, 2010, as amended [Exhibit 10.24 to the Company’s Form 10-K for the year ended December 31, 2011]
10.6	***	Amendment No. 2 to the Granite Construction Incorporated Long Term Incentive Plan effective January 1, 2012 [Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2011]
10.7	***	Granite Construction Incorporated 2012 Equity Incentive Plan [Exhibit 10.1 to the Company’s Form 8-K filed on May 25, 2012]
10.8	***	Form of Non-Employee Director Restricted Stock Unit Agreement effective May 22, 2012 (2012 Equity Incentive Plan) [Exhibit 10.2 to the Company’s Form 8-K filed on May 25, 2012]
10.9	***

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

Fourth Amended and Restated Credit Agreement, dated June 2, 2022, by and among Granite Construction Incorporated, Granite Construction Company, GILC Incorporated, Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer, and the lenders and other parties thereto [Exhibit 10.1 to the Company’s Form 8-K filed on June 6, 2022]

10.12	*

Fourth Amended and Restated Guaranty Agreement, dated June 2, 2022, by and among Granite Construction Incorporated, the guarantors party thereto and Bank of America, N.A., as Administrative Agent [Exhibit 10.2 to the Company’s Form 8-K filed on June 6, 2022]

10.13	*	Form of Bond Hedge Confirmation [Exhibit 10.1 to the Company’s Form 8-K filed on November 1, 2019]
10.14	*	Form of Warrant Confirmation [Exhibit 10.2 to the Company’s Form 8-K filed on November 1, 2019]
10.15	***	Executive Retention and Severance Plan III and Participation Agreement [Exhibit 10.1 to the Company's Form 8-K filed on March 30, 2020]
10.16	***	Long Term Incentive Plan, effective January 1, 2020 [Exhibit 10.2 to the Company's Form 8-K filed on March 30, 2020]
10.17	***	LTIP Award Agreement (2020 Long Term Incentive Plan) [Exhibit 10.3 to the Company's Form 8-K filed on March 30, 2020]
10.18	***	Retirement and Transition Agreement dated October 20, 2020 by and between the Company and Mr. Roberts [Exhibit 10.1 to the Company’s Form 8-K filed on October 23, 2020]
10.20	***	Granite Construction Incorporated 2021 Equity Incentive Plan [Exhibit 10.2 to the Company’s Form 8-K filed on June 4, 2021]
10.21	***	Form of Non-Employee Director Restricted Stock Unit Agreement (2021 Equity Incentive Plan) [Exhibit 10.3 to the Company’s Form 8-K filed on June 4, 2021]
10.22	***	Form of Employee Service Award Restricted Stock Unit Agreement (2021 Equity Incentive Plan) [Exhibit 10.4 to the Company’s Form 8-K filed on June 4, 2021]
10.23	***	Form of Employee TSR Award Restricted Stock Unit Agreement (2021 Equity Incentive Plan) [Exhibit 10.5 to the Company’s Form 8-K filed on June 4, 2021]
10.24	*	Stipulation and Agreement of Settlement, dated as of April 29, 2021 [Exhibit 10.1 to the Company’s Form 8-K filed on April 30, 2021]
10.25	*	Notice of Pendency and Proposed Settlement of Actions [Exhibit 99.1 to the Company's Form 8-K filed on June 9, 2022]

Exhibit No.		Exhibit Description
21	†	List of Subsidiaries of Granite Construction Incorporated
23.1	†	Consent of PricewaterhouseCoopers LLP
31.1	†	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	†	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	††	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95	†	Mine Safety Disclosure
101.INS	†	Inline XBRL Instance Document
101.SCH	†	Inline XBRL Taxonomy Extension Schema
101.CAL	†	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	†	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	†	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	†	Inline XBRL Taxonomy Extension Presentation Linkbase
104	†	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Incorporated by reference
**	Compensatory plan or management contract
†	Filed herewith
††	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRANITE CONSTRUCTION INCORPORATED

By: /s/ Elizabeth L. Curtis
Elizabeth L. Curtis
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 21, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated and on the dates indicated.

/s/ Michael F. McNally	February 21, 2023
Michael F. McNally, Chairman of the Board and Director
/s/ Kyle T. Larkin	February 21, 2023
Kyle T. Larkin, President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ Elizabeth L. Curtis	February 21, 2023
Elizabeth L. Curtis, Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ Staci M. Woolsey	February 21, 2023
Staci M. Woolsey, Chief Accounting Officer (Principal Accounting Officer)
/s/ Louis E. Caldera	February 21, 2023
Louis E. Caldera, Director
/s/ Molly C. Campbell	February 21, 2023
Molly C. Campbell, Director
/s/ David C. Darnell	February 21, 2023
David C. Darnell, Director
/s/ Patricia D. Galloway	February 21, 2023
Patricia D. Galloway, Director
/s/ David H. Kelsey	February 21, 2023
David H. Kelsey, Director
/s/ Alan P. Krusi	February 21, 2023
Alan P. Krusi, Director
/s/ Jeffrey J. Lyash	February 21, 2023
Jeffrey J. Lyash, Director
/s/ Celeste B. Mastin	February 21, 2023
Celeste B. Mastin, Director
/s/ Laura M. Mullen	February 21, 2023
Laura M. Mullen, Director
/s/ Gaddi H. Vasquez	February 21, 2023
Gaddi H. Vasquez, Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Granite Construction Incorporated

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Granite Construction Incorporated and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income (loss), of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to not designing an effective control to assess the impact of significant and unusual discrete items on the interim tax provision, such as the divestiture of a business.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

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

Revenue Recognition - Estimates of the forecasted revenue and costs to complete for multi-year fixed price contracts in the construction segment

As described in Notes 1, 3, and 4 to the consolidated financial statements, the revenue for the construction segment for the year ended December 31, 2022 was $2,802 million, a portion of which related to multi-year fixed price contracts. Revenue in the construction segment is ordinarily recognized over time as control is transferred to the customers by measuring the progress toward complete satisfaction of the performance obligation(s) using an input (i.e., cost to cost) method. Under the cost to cost method, costs incurred to-date are generally the best depiction of transfer of control. The accuracy of the Company’s revenue and profit recognition in a given period depends on the accuracy of management’s estimates of the forecasted revenue and cost to complete each project. Cost estimates for all significant projects use a detailed bottom up approach in which there are a number of factors that can contribute to changes in estimates of contract cost and profitability. Provisions for losses are recognized at the uncompleted performance obligation level for the amount of total estimated losses in the period that evidence indicates that the estimated total cost of a performance obligation exceeds its estimated total revenue. The estimates of transaction price and costs to complete can vary significantly in the normal course of business as projects progress, circumstances develop and evolve, and uncertainties are resolved. When the Company experiences significant revisions in estimates, management undergoes a process that includes reviewing the nature of the changes to ensure that no material amounts should have been recorded in a prior period rather than as a revision in estimate for the current period. Management generally uses the cumulative catch-up method for changes to the transaction price that are part of a single performance obligation. Under this method, revisions in estimates are accounted for in their entirety in the period of change.

The principal considerations for our determination that performing procedures relating to estimates of the forecasted revenue and costs to complete for multi-year fixed price contracts in the construction segment, and revisions in those estimates, is a critical audit matter are (i) the significant judgment by management in forecasting project revenue and costs to complete and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the estimates of forecasted revenue and costs to complete for multi-year fixed price contracts in the construction segment, and revisions in those estimates.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over estimates of forecasted revenue and costs to complete for multi-year fixed price contracts in the construction segment, and revisions in those estimates. These procedures also included, among others, for a sample of contracts, evaluating and testing management’s process for determining the estimates of forecasted revenue and costs to complete, which included (i) assessing management’s ability to reasonably estimate the forecasted revenue and costs to complete by evaluating management’s methodology and assessing the consistency of management’s approach over the life of the contract and (ii) evaluating the timely identification of circumstances that may warrant a modification to estimated forecasted revenue and costs to complete.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

February 21, 2023

We have served as the Company’s auditor since 1982.

GRANITE CONSTRUCTION INCORPORATED

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)

December 31,	2022	2021
ASSETS
Current assets
Cash and cash equivalents ($102,547 and $92,783 related to consolidated construction joint ventures (“CCJVs”))	$293,991	$395,647
Short-term marketable securities	39,374	—
Receivables, net ($39,281 and $49,534 related to CCJVs)	463,987	464,588
Contract assets ($80,306 and $50,054 related to CCJVs)	241,916	145,437
Inventories	86,809	61,965
Equity in construction joint ventures	183,808	189,911
Other current assets ($5,694 and $8,091 related to CCJVs)	37,411	177,210
Current assets held for sale	—	392,641
Total current assets	1,347,296	1,827,399
Property and equipment, net ($7,834 and $14,920 related to CCJVs)	509,210	433,504
Long-term marketable securities	26,569	15,600
Investments in affiliates	80,725	23,368
Goodwill	73,703	53,715
Right of use assets	49,079	49,312
Deferred income taxes, net	22,208	24,141
Other noncurrent assets	59,143	67,888
Total assets	$2,167,933	$2,494,927

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$1,447	$8,727
Accounts payable ($57,534 and $55,012 related to CCJVs)	334,392	324,313
Contract liabilities ($62,675 and $69,328 related to CCJVs)	173,286	200,041
Accrued expenses and other current liabilities ($8,451 and $5,514 related to CCJVs)	288,469	452,829
Current liabilities held for sale	—	83,408
Total current liabilities	797,594	1,069,318
Long-term debt	286,934	331,191
Long-term lease liabilities	32,170	32,928
Deferred income taxes, net	1,891	1,856
Other long-term liabilities	64,199	64,071
Commitments and contingencies (see Note 20)
Equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	—	—
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding: 43,743,907 shares as of December 31, 2022 and 45,840,260 shares as of December 31, 2021	437	458
Additional paid-in capital	470,407	559,752
Accumulated other comprehensive income (loss)	788	(3,359)
Retained earnings	481,384	410,831
Total Granite Construction Incorporated shareholders’ equity	953,016	967,682
Non-controlling interests	32,129	27,881
Total equity	985,145	995,563
Total liabilities and equity	$2,167,933	$2,494,927

The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except share and per share data)

Years Ended December 31,	2022	2021	2020
Revenue
Construction	$2,803,935	$3,076,190	$3,181,697
Materials	497,321	425,675	380,762
Total revenue	3,301,256	3,501,865	3,562,459
Cost of revenue
Construction	2,500,054	2,772,962	2,901,528
Materials	431,708	366,258	316,143
Total cost of revenue	2,931,762	3,139,220	3,217,671
Gross profit	369,494	362,645	344,788
Selling, general and administrative expenses	272,610	303,015	316,284
Non-cash impairment charges (see Note 1)	—	—	156,690
Other costs, net (See Note 1)	24,120	101,351	37,089
Gain on sales of property and equipment, net (see Note 11)	(12,617)	(66,439)	(6,930)
Operating income (loss)	85,381	24,718	(158,345)
Other (income) expense
Interest income	(6,528)	(1,176)	(3,096)
Interest expense	12,624	20,739	24,200
Equity in income of affiliates, net	(13,571)	(12,586)	(8,783)
Other (income) expense, net	1,039	(4,386)	(4,203)
Total other (income) expense, net	(6,436)	2,591	8,118
Income (loss) before income taxes	91,817	22,127	(166,463)
Provision for (benefit from) income taxes	12,960	19,713	(282)
Net income (loss)	78,857	2,414	(166,181)
Amount attributable to non-controlling interests	4,445	7,682	21,064
Net income (loss) attributable to Granite Construction Incorporated	$83,302	$10,096	$(145,117)

Net income per share attributable to common shareholders (see Note 18):
Basic earnings (loss) per share	$1.87	$0.22	$(3.18)
Diluted earnings (loss) per share	$1.70	$0.21	$(3.18)
Weighted average shares outstanding:
Basic	44,485	45,788	45,614
Diluted	52,326	47,599	45,614

The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

Years Ended December 31,	2022	2021	2020
Net income (loss)	$78,857	$2,414	$(166,181)
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on cash flow hedges, net of tax	$275	$(108)	$(4,155)
Less: reclassification for net gains included in interest expense, net of tax	3,042	2,131	1,816
Net change	$3,317	$2,023	$(2,339)
Foreign currency translation adjustments, net	830	(347)	(51)
Other comprehensive income (loss), net of tax	$4,147	$1,676	$(2,390)
Comprehensive income (loss), net of tax	$83,004	$4,090	$(168,571)
Non-controlling interests in comprehensive income, net of tax	4,445	7,682	21,064
Comprehensive income (loss) attributable to Granite Construction Incorporated, net of tax	$87,449	$11,772	$(147,507)

The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	Outstanding Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Granite Shareholders’ Equity	Non-controlling Interests	Total Equity
Balances at December 31, 2019	45,503,805	$456	$549,307	$(2,645)	$594,353	$1,141,471	$36,945	$1,178,416
Net loss	—	—	—	—	(145,117)	(145,117)	(21,064)	(166,181)
Other comprehensive loss	—	—	—	(2,390)	—	(2,390)	—	(2,390)
RSUs vested	191,171	2	(2)	—	—	—	—	—
Common stock purchased for employee tax withholding for vested RSUs	(60,604)	(1)	(884)	—	—	(885)	—	(885)
Dividends on common stock ($0.52 per share)	—	—	—	—	(23,734)	(23,734)	—	(23,734)
Effect of adopting ASC Topic 326	—	—	—	—	(366)	(366)	—	(366)
Transactions with non-controlling interests, net	—	—	—	—	—	—	65	65
Stock-based compensation expense and other	34,169	—	6,986	—	(301)	6,685	—	6,685
Balances at December 31, 2020	45,668,541	457	555,407	(5,035)	424,835	975,664	15,946	991,610
Net income (loss)	—	—	—	—	10,096	10,096	(7,682)	2,414
Other comprehensive income	—	—	—	1,676	—	1,676	—	1,676
RSUs vested	235,234	2	(2)	—	—	—	—	—
Common stock purchased for employee tax withholding for vested RSUs	(68,580)	(1)	(2,729)	—	—	(2,730)	—	(2,730)
Dividends on common stock ($0.52 per share)	—	—	—	—	(23,826)	(23,826)	—	(23,826)
Transactions with non-controlling interests, net	—	—	—	—	—	—	19,617	19,617
Stock-based compensation expense and other	5,065	—	7,076	—	(274)	6,802	—	6,802
Balances at December 31, 2021	45,840,260	458	559,752	(3,359)	410,831	967,682	27,881	995,563
Cumulative effect of newly adopted accounting standard (see Note 1)	—	—	(26,961)	—	10,543	(16,418)	—	(16,418)
Balances at January 1, 2022	45,840,260	458	532,791	(3,359)	421,374	951,264	27,881	979,145
Net income (loss)	—	—	—	—	83,302	83,302	(4,445)	78,857
Other comprehensive income	—	—	—	4,147	—	4,147	—	4,147
Repurchases of common stock (1)	(2,376,020)	(24)	(70,877)	—	—	(70,901)	—	(70,901)
RSUs vested	262,748	3	(3)	—	—	—	—	—
Dividends on common stock ($0.52 per share)	—	—	—	—	(23,292)	(23,292)	—	(23,292)
Transactions with non-controlling interests, net	—	—	—	—	—	—	8,693	8,693
Stock-based compensation expense and other	16,919	—	8,496	—	—	8,496	—	8,496
Balances at December 31, 2022	43,743,907	$437	$470,407	$788	$481,384	$953,016	$32,129	$985,145

(1) This amount represents employee tax withholding for RSUs vested under our 2012 and 2021 Equity Incentive Plans and stock repurchased, including shares purchased in connection with the accelerated share repurchase in 2022 (see Note 1) under the Board-approved repurchase plan.

The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Years Ended December 31,	2022	2021	2020
Operating activities
Net income	$78,857	$2,414	$(166,181)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	82,569	109,050	112,958
Amortization related to long-term debt (see Note 14)	2,366	9,448	8,693
Gain on sales of property and equipment, net (see Note 11)	(12,617)	(66,439)	(6,930)
Deferred income taxes	5,447	16,600	8,817
Stock-based compensation	7,765	6,407	6,377
Equity in net loss from unconsolidated joint ventures	19,676	765	51,486
Net income from affiliates	(13,571)	(12,586)	(8,783)
Non-cash impairment charges (see Note 1)	—	—	156,690
Other non-cash adjustments	222	—	1,729
Changes in assets and liabilities:
Receivables	59,623	(11,317)	6,840
Contract assets, net	(113,410)	12,046	123,670
Inventories	(14,307)	774	5,136
Contributions to unconsolidated construction joint ventures	(53,787)	(61,780)	(50,878)
Distributions from unconsolidated construction joint ventures and affiliates	19,223	22,004	11,065
Deposit for legal settlement (see Note 20)	129,000	(129,000)	—
Other assets, net	16,868	(11,969)	(1,035)
Accounts payable	(9,778)	7,396	(40,999)
Accrual for legal settlement (see Note 20)	(129,000)	129,000	—
Accrued expenses and other liabilities, net	(19,499)	(882)	49,805
Net cash provided by operating activities	$55,647	$21,931	$268,460
Investing activities
Purchases of marketable securities	(94,104)	(10,000)	(9,996)
Maturities of marketable securities	45,000	—	10,000
Proceeds from called marketable securities	6	—	24,996
Purchases of property and equipment	(121,612)	(94,810)	(93,253)
Proceeds from sales of property and equipment	26,064	94,802	16,702
Proceeds from the sale of business (see Note 2)	140,576	—	5,000
Issuance of notes receivable	(7,560)	(20,400)	5,289
Collection of notes receivable	630	8,930	—
Net cash used in investing activities	$(11,000)	$(21,478)	$(41,262)
Financing activities
Proceeds from long-term debt	50,000	—	50,000
Debt principal repayments	(125,164)	(8,922)	(83,433)
Cash dividends paid	(23,271)	(23,804)	(23,712)
Repurchases of common stock (See Note 17)	(70,898)	(2,730)	(885)
Contributions from non-controlling partners	13,150	20,126	11,875
Distributions to non-controlling partners	(8,567)	(9,514)	(11,810)
Other financing activities, net	439	398	307
Net cash used in financing activities	$(164,311)	$(24,446)	$(57,658)
Net increase (decrease) in cash, cash equivalents and restricted cash	(119,664)	(23,993)	169,540
Cash, cash equivalents and $1,512, $1,512 and $5,835 in restricted cash at beginning of period	413,655	437,648	268,108
Cash, cash equivalents and $0, $1,512 and $1,512 in restricted cash at end of period	$293,991	$413,655	$437,648

Supplementary Information
Right of use assets obtained in exchange for lease obligations	$17,547	$23,379	$10,000
Cash paid during the period for:
Operating lease liabilities	$22,611	$23,203	$21,654
Interest	$11,511	$14,593	$18,753
Income taxes	$3,768	$2,066	$2,805
Other non-cash operating activities:
Performance guarantees	$(17,409)	$(167)	$350
Non-cash investing and financing activities:
RSUs issued, net of forfeitures	$8,694	$8,299	$4,449
Dividends declared but not paid	$5,687	$5,959	$5,937
Contributions from non-controlling partners	$4,110	$9,006	$—
Accrued equipment purchases	$5,745	$(4,714)	$—

The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Description of Business: Granite Construction Incorporated is one of the largest diversified infrastructure companies in the United States, engaged in infrastructure projects including the construction of streets, roads, highways, mass transit facilities, airport infrastructure, bridges, dams, power-related facilities, utilities, tunnels, water well drilling and other infrastructure-related projects, site preparation, mining services and infrastructure services for commercial and industrial sites, railways, residential development, energy development, as well as construction management professional services. Our operations have primary offices located in Alaska, Arizona, California, Canada, Colorado, Florida, Guam, Illinois, Mexico, Nevada, Texas, Utah and Washington. Unless otherwise indicated, the terms “we,” “us,” “our,” “Company” and “Granite” refer to Granite Construction Incorporated and its wholly-owned and consolidated subsidiaries.

During the fourth quarter of 2021, we concluded that the assets and liabilities of our former Water and Mineral Services operating group (“WMS”) met the criteria for classification as held for sale and the results of operations were presented as discontinued operations. This included: our trenchless and pipe rehabilitation services business (“Inliner”); our water supply, treatment, delivery and maintenance business (“Water Resources”); and our mineral exploration drilling business (“Mineral Services”). During the first quarter of 2022, we completed the sale of Inliner. As discussed in more detail in Note 2, in the third quarter of 2022, we determined that the remaining WMS businesses, Water Resources and Mineral Services, no longer met the criteria for classification as held for sale, and therefore also no longer qualified for presentation as discontinued operations. This change to our plan of sale was due to unfavorable market conditions which undermined our efforts to secure an appropriate value for the businesses. We reclassified WMS from discontinued operations to continuing operations and it is reported within the Mountain operating group. The operations of the remaining WMS businesses fall within the Construction segment. Prior periods presented in the consolidated statements of operations have been conformed to the current period presentation. The assets and liabilities of WMS met the criteria for classification as held for sale as of  December 31, 2021, therefore our consolidated balance sheet continues to reflect these assets and liabilities as held for sale as of that date.

In alphabetical order, our business operating groups are as follows:

•	California, which is comprised of vertically integrated businesses in home markets across the state;
•
Central, which includes the vertically integrated Arizona region and regional civil construction businesses in Illinois, Florida and Texas. The Central group also includes the Federal division which performs civil construction across the continental United States and Guam, and the Tunnel division; and

•
Mountain, which is comprised of vertically integrated regional businesses in Alaska, Washington, Oregon, Utah and Nevada. The Mountain Group also includes national businesses in the Industrial & Energy division, which primarily focuses on commercial solar construction projects, Water Resources, which performs water well drilling and rehabilitation services and Mineral Services, which performs mineral exploration services for mining clients.

Principles of Consolidation: The consolidated financial statements include the accounts of Granite Construction Incorporated and its wholly-owned and consolidated subsidiaries. All material inter-company transactions and accounts have been eliminated. Additionally, we participate in various construction joint ventures of which we are a limited member (“joint ventures”). Generally, each construction joint venture is formed to accomplish a specific project and is jointly controlled by the joint venture partners. The joint venture agreements typically provide that our interests in any profits and assets and our respective share in any losses and liabilities that may result from the performance of the contracts are limited to our stated percentage interest in the project. However, due to the joint and several nature of the performance obligations under the related owner contracts, if any of the partners fail to perform, we and the remaining partners, if any, would be responsible for performance of the outstanding work (i.e., we provide a performance guarantee). Under our joint venture contractual arrangements, we provide capital to these joint ventures in return for an ownership interest. In addition, partners dedicate resources to the joint ventures necessary to complete the contracts and are reimbursed for their cost. The operational risks of each construction joint venture are passed along to the joint venture members. As we absorb our share of these risks, our investment in each venture is exposed to potential gains and losses. We consolidate joint ventures if we determine that through our participation we have a variable interest and are the primary beneficiary as defined by the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 810, Consolidation, and related standards. The factors we use to determine the primary beneficiary of a variable interest entity (“VIE”) may include the decision authority of each partner, which partner manages the day-to-day operations of the project and the amount of our equity investment in relation to that of our partners. Although not applicable for any of the years presented, if we determine that the power to direct the significant activities is shared equally by two or more joint venture parties, then there is no primary beneficiary and no party consolidates the VIE.

If we have determined we are not the primary beneficiary of a joint venture but do exercise significant influence, we account for our share of the operations of the unconsolidated construction joint ventures on a pro rata basis in revenue and cost of revenue in the consolidated statements of operations. We record the corresponding investment balance in equity in construction joint ventures in the consolidated balance sheets except when a project is in a loss position, the investment balance is recorded as a deficit in unconsolidated construction joint ventures and is included in accrued expenses and other current liabilities in the consolidated balance sheets. Our investment in unconsolidated construction joint ventures could extend beyond one year and is within the normal operating cycle of the associated construction projects. We account for non-construction unconsolidated joint ventures under the equity method of accounting in accordance with ASC Topic 323, Investments - Equity Method and Joint Ventures, and include our share of the operations in equity in income of affiliates in the consolidated statements of operations and in investment in affiliates in the consolidated balance sheets.

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

Costs to obtain our contracts (“pre-bid costs”) that are not expected to be recovered from the customer are expensed as incurred and included in selling, general and administrative expenses in our consolidated statements of operations. Although unusual, pre-bid costs that are explicitly chargeable to the customer even if the contract is not obtained are included in accounts receivable in our consolidated balance sheets when we are notified that we are not the low bidder with a corresponding reduction to selling, general and administrative expenses in our consolidated statements of operations.

Unearned Revenue: Unearned revenue represents the aggregate amount of the transaction price allocated to unsatisfied or partially unsatisfied performance obligations at the end of a reporting period. We generally include a project in our unearned revenue at the time a contract is awarded, the contract has been executed and to the extent we believe funding is probable. Certain contracts contain contract options that are exercisable at the option of our customers without requiring us to go through an additional competitive bidding process or contain task orders related to master contracts under which we perform work only when the customer awards specific task orders to us. Contract options and task orders are included in unearned revenue when exercised or issued, respectively. As of December 31, 2022 and 2021, unearned revenue was $2.9 billion and $2.6 billion, respectively. Approximately $1.8 billion of the December 31, 2022 unearned revenue is expected to be recognized within the next twelve months and the remaining amount will be recognized thereafter. Substantially all of the contracts in our unearned revenue may be canceled or modified at the election of the customer; however, we have not been materially adversely affected by contract cancellations or modifications in the past. Many projects are added to unearned revenue and completed within the same fiscal quarter or year and, therefore, may not be reflected in our beginning or ending unearned revenue.

Balance Sheet Classifications: Prepaid expenses and amounts receivable and payable under construction contracts (principally retentions) that may exist over the duration of the contract and could extend beyond one year are included in current assets and liabilities. A one-year time period is used as the basis for classifying all other current assets and liabilities. Included in other current assets on the consolidated balance sheets as of December 31, 2021 was the $129.0 million deposit for the securities litigation settlement discussed in Note 20.

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

The derivative transactions related to the 2.75% Convertible Notes (as defined in Note 14) were recorded to equity in our consolidated balance sheets based on the cash proceeds and will not be remeasured as long as they continue to meet the conditions for equity classification.

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

Allowance for Credit Losses: Financial assets, which potentially subject us to credit losses, consist primarily of short and long-term marketable securities, receivables, contract assets and long-term notes receivables included in other noncurrent assets in our consolidated balance sheets. We measure expected credit losses of financial assets based on historical loss and other information available to management using a loss rate method applied to asset groups with categorically similar risk characteristics. These expected credit losses are recorded to an allowance for credit losses valuation account that is deducted from receivables and contract assets to present the net amount expected to be collected on the financial asset in the consolidated balance sheets.

Concentrations of Credit Risk: Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents, marketable securities, accounts receivable and contract assets. We maintain our cash and cash equivalents and our marketable securities with several financial institutions. We invest with high credit quality financial institutions and, by policy, limit the amount of credit exposure to any one financial institution. During the years ended December 31, 2022, 2021 and 2020, our largest volume customer, including both prime and subcontractor arrangements, was the California Department of Transportation (“Caltrans”). Revenue recognized from contracts with Caltrans during the years ended December 31, 2022, 2021 and 2020 represented $348.0 million (10.5% of total revenue), $337.1 million (9.6% of total revenue) and $316.9 million (8.9% of total revenue), respectively, which was primarily in the Construction segment. Other than Caltrans, none of our customers, including both prime and subcontractor arrangements, had revenue that individually exceeded 10% of total revenue during the year ended  December 31, 2022. None of our customers had revenue that individually exceeded 10% of total revenue during the years ended  December 31, 2021 and 2020.

The majority of our receivables are from customers concentrated in the United States. None of our customers had a receivable balance in excess of 10% of our total net receivables as of  December 31, 2022 and 2021. Certain construction contracts include retention provisions that were included in contract assets as of December 31, 2022 and 2021 in our consolidated balance sheets. The balances billed but not paid by customers pursuant to these provisions generally become due upon completion and acceptance of the project work or products by the owners. The majority of the December 31, 2022 contract retention balance disclosed in Note 6 is expected to be collected within one year. We perform ongoing credit evaluations of our customers and generally do not require collateral, although the law provides us the ability to file mechanics’ liens on real property improved for private customers in the event of non-payment by such customers.

Foreign Currency Transactions and Translation: We have operations in Mexico and Canada which involve exposure to possible volatile movements in foreign currency exchange rates. We account for foreign currency exchange transactions and translation in accordance with ASC Topic 830, Foreign Currency Matters. In Mexico, most of our customer contracts and a significant portion of our costs are denominated in U.S. dollars; therefore, the functional currency is U.S. dollars. In Canada, the functional currency is the local currency. Foreign currency transactions are remeasured into the functional currency with gains and losses included in other income, net in the consolidated statements of operations. The impact from foreign currency transactions was immaterial for 2022, 2021 and 2020. Assets and liabilities in functional currency are translated into U.S. dollars at exchange rates prevailing at the balance sheet date. Revenues and expenses are translated into U.S. dollars at average foreign currency exchange rates prevailing during the reporting periods. The translation adjustments from functional currency to U.S. dollars are reported in accumulated other comprehensive income (loss) on the consolidated balance sheets.

Inventories: Inventories relating to our operations consist primarily of quarry products, contract-specific materials and water well drilling materials, supplies, as well as mineral extraction and drilling supplies located in the U.S. and Mexico. Cost of inventories are valued at the lower of average cost or net realizable value. We reserve quarry products based on estimated quantities of materials on hand in excess of approximately one year of demand.

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

Future undiscounted cash flows and fair value assessments for our foreign entities and for the asphalt terminal entity are estimated based on market conditions and the political climate. Future undiscounted cash flows and fair value assessments for our real estate entities are estimated based on entitlement status, market conditions, cost of construction, debt load, development schedules, status of joint venture partners and other factors applicable to the specific project. Fair value is estimated based on the expected future cash flows attributable to the asset or group of assets and on other assumptions that market participants would use in determining fair value, such as market discount rates, transaction prices for other comparable assets, and other market data. Our estimates of cash flows may differ from actual cash flows due to, among other things, fluctuations in interest rates, decisions made by jurisdictional agencies, economic conditions, or changes to our business operations.

During the year ended December 31, 2020, the entities within our investments in foreign affiliates experienced other than temporary declines in fair value, which resulted in a non-cash impairment charge of $9.6 million.

Property and Equipment: Property and equipment are stated at cost. Depreciation for construction and other equipment is primarily provided using accelerated methods over lives ranging from three to ten years, and the straight-line method over lives from two to twenty years for the remaining depreciable assets. We believe that accelerated methods best approximate the service provided by the construction and other equipment. Depletion of quarry property is based on the usage of depletable reserves. We frequently sell property and equipment that has reached the end of its useful life or no longer meets our needs, including depleted quarry property. At the time that an asset or an asset group meets the held for sale criteria as defined by ASC Topic 360, Property, Plant, and Equipment, depreciation is discontinued and we write it down to fair value less cost to sell, if the fair value is below the carrying value. Fair value is estimated by a variety of factors including, but not limited to, market comparative data, historical sales prices, broker quotes and third-party valuations. If material, such property is separately disclosed in the consolidated balance sheets, otherwise it is held in property and equipment until sold. The cost and accumulated depreciation or depletion of property sold or retired is removed from the consolidated balance sheets and the resulting gains or losses, if any, are reflected in operating income in the consolidated statements of operations for the period. In the case that we abandon an asset, an amount equal to the carrying amount of the asset, less salvage value, if any, will be recognized as expense in the period that the asset was abandoned. Repairs and maintenance are expensed as incurred.

Costs related to the development of internal-use software during the preliminary project and post-implementation stages are expensed as incurred. Costs incurred during the application development stage are capitalized. These costs consist primarily of software, hardware and consulting fees, as well as salaries and related costs. Amounts capitalized are reported as a component of office furniture and equipment within property and equipment in the consolidated balance sheets. Capitalized software costs are depreciated using the straight-line method over the estimated useful life of the related software, which ranges from three to seven years. During the years ended December 31, 2022, 2021 and 2020, we capitalized $11.4 million, $12.0 million and $7.4 million, respectively, of internal-use software development and related hardware costs.

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

As of  December 31, 2022, amortizable intangible assets, which primarily include permits and customer relationships, are being amortized over remaining terms from two to fifteen years. All intangible assets are amortized on a straight-line basis except for customer relationships which will are amortized on a double declining basis.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Goodwill: As of December 31, 2022, we had five reporting units in which goodwill was recorded as follows:

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

In accordance with ASC Topic 350, Intangibles – Goodwill and Other, we can elect to perform a qualitative assessment to test a reporting unit’s goodwill for impairment or perform a quantitative impairment test. Based on a qualitative assessment, if we determine that the fair value of a reporting unit is more likely than not to be less than its carrying amount, the quantitative impairment test will be performed.

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

Judgments inherent in these methods include the determination of appropriate discount rates, the amount and timing of expected future cash flows, revenue and margin growth rates, and appropriate benchmark companies. The cash flows used in our 2022 discounted cash flow model were based on five-year financial forecasts developed internally by management adjusted for market participant-based assumptions. Our discount rate assumptions are based on an assessment of the equity cost of capital and appropriate capital structure for our reporting units. To assess for reasonableness, we compare the estimated fair values of the reporting units to our current market capitalization.

For our 2022 annual goodwill impairment test, we elected to perform a qualitative assessment of the Central Group Materials, Mountain Group Construction, Mountain Group Materials and California Group Construction reporting units and we determined that it was more likely than not that the fair values were greater than the carrying amounts; therefore, no quantitative goodwill impairment test was performed for these reporting units. Factors we considered in our qualitative assessment were macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, changes in management or key personnel, changes in strategy, changes in customers and changes in the composition or carrying amount of the reporting unit’s net assets. A quantitative impairment test was conducted for the Central Group Construction reporting unit, and we concluded that goodwill was not impaired. The assessment indicated that the estimated fair value of the reporting unit exceeded its carrying amount (i.e., headroom) by over 80%.

In the third quarter of 2022, in connection with our decision to retain the Water Resources and Mineral Services businesses, we performed impairment tests on the goodwill balances that had been previously held for sale. We concluded that goodwill was not impaired and therefore it was reclassified as held and used at its carrying amount before being classified as held for sale. The assessment indicated the estimated fair value exceeded its carrying amount by approximately 40%. At December 31, 2022, the goodwill associated with Water Resources and Mineral Services was included within the Mountain Group Construction reporting unit.

For our 2021 annual goodwill impairment test, we conducted quantitative impairment tests based on the operating structure in place at November 1, 2021. Due to changes in our reporting structure and resulting changes to our reporting units in 2021, we conducted impairment tests immediately before and after the reorganization, which was effective December 1, 2021. Based on the results of the tests performed, we concluded that goodwill was not impaired at either date since the estimated fair value of each reporting unit exceeded its respective carrying amount.

During the year ended December 31, 2020, our goodwill impairment tests resulted in a total impairment charge of $147.1 million, which is included in Non-cash impairment charges in the consolidated statements of operations.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Right of use Assets and Lease Liabilities: A lease contract conveys the right to use an underlying asset for a period of time in exchange for consideration. At inception, we determine whether a contract contains a lease by determining if there is an identified asset and if the contract conveys the right to control the use of the identified asset in exchange for consideration over a period of time.

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

On the lease commencement date, the amount of the right of use assets consists of the following:

•	the amount of the initial measurement of the lease liability;
•	any lease payments made at or before the commencement date, minus any lease incentives received; and
•	any initial direct costs incurred.

On a quarterly basis, we determine if subcontractor, vendor or service provider agreements contain embedded leases by assessing if an asset is explicitly or implicitly specified in the agreement and the counterparty has the right to substitute the asset. Most of our lease contracts do not have the option to extend or renew. We assess the option for individual leases, and we generally consider the base term to be the term of lease contracts. Lease contracts may contain non-lease components for which we elected to include both the lease and non-lease components as a single component and account for it as a lease.

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

Warranties: Many of our construction contracts contain warranty provisions covering defects in equipment, materials, design or workmanship that generally run for less than two years after our customer accepts the contract. Because of the nature of our projects, including contract owner inspections of the work both during construction and prior to acceptance, we have not experienced material warranty costs for these short-term warranties and, therefore, do not believe an accrual for these costs is necessary. Certain construction contracts carry longer warranty periods, ranging from two to ten years, for which we have accrued an estimate of warranty cost. The warranty liability is estimated based on our experience with the type of work and any known risks relative to the project and was not material as of December 31, 2022 and 2021.

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

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Other Costs: Other costs, net in the consolidated statements of operations include net costs related to settlements of certain legal matters and investigations, all discussed further in Note 20, as well as net divestiture costs, a gain on sale of a business in 2022 and personnel costs incurred in connection with our operating group reorganization during 2021.

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

Computation of Earnings per Share: Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares include common share equivalents under the equity incentive plans and common share equivalents issuable under our 2.75% Convertible Notes using the if-converted method. Dilutive potential common shares also include common share equivalents issuable under the terms of our warrants assuming the share price of our common stock was in excess of $53.44, the exercise price of warrants. See Note 14 for further discussion related to the 2.75% Convertible Notes and warrants.

Convertible Notes: U.S. GAAP requires certain convertible debt instruments that may be settled in cash on conversion to be separately accounted for into liability and equity components in a manner that reflects the issuer’s non-convertible debt borrowing rate. Third party offering costs are allocated to the liability and equity components based on allocation of proceeds to those components and are recorded net of the associated balances on the consolidated balance sheets and are generally amortized to interest expense through the maturity date of the debt. Therefore, cash received from the issuance of the 2.75% Convertible Notes (as defined in Note 14) was separated into liability and equity components on the consolidated balance sheets at the time of issuance based on the fair value of a similar liability that does not have an associated convertible feature. The difference between the principal amount and the liability component on the issuance date has been recorded to interest expense using an effective interest rate of 6.62% over the expected life of the 2.75% Convertible Notes. Debt discounts are recorded to the liability component through the maturity date of the debt.

Recently Issued and Adopted Accounting Pronouncements: We closely monitor all ASUs issued by the FASB and other authoritative guidance. There are currently no recently issued accounting pronouncements that are expected to have a material impact on our financial statements.

In  August 2020, the FASB issued ASU 2020-06, which simplifies the accounting for convertible instruments resulting in accounting for convertible debt instruments as a single liability measured at its amortized cost and ASU 2020-06 is applicable to our 2.75% convertible senior notes due 2024. In addition, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and eliminates the treasury stock method for convertible debt. We adopted ASU 2020-06 effective  January 1, 2022, using the modified retrospective transition approach under which financial results reported in prior periods were not adjusted. Upon adoption, we recorded a net cumulative increase to debt of approximately $22.0 million and to deferred tax assets of $5.6 million, offset by a decrease to additional paid-in capital and retained earnings of $16.4 million (See Note 14 for details).

In  March 2020, the FASB issued ASU 2020-04, which provides optional guidance to ease the potential burden in accounting for the effects of the transition away from LIBOR and other reference rates. Also, in  January 2021, the FASB issued ASU 2021-01, which provided clarification guidance to ASU 2020-04. We adopted these ASUs during the quarter ended  June 30, 2022, in conjunction with entering into our Fourth Amended and Restated Credit Agreement (the “Credit Agreement”) (see Note 14), which replaced the London Interbank Offered Rate (“LIBOR”) with the Secured Overnight Financing Rate ("SOFR") administered by the Federal Reserve Bank of New York for purposes of setting floating interest rates. In December 2022, the FASB issued ASU 2022-06, which extends the period of time preparers can utilize the reference rate reform relief guidance established in ASU 2020-04. The adoption of these ASUs did not have a material impact on our consolidated financial statements.

2. Assets and Liabilities Held for Sale

As discussed in Note 1, during the fourth quarter of 2021, we concluded the assets and liabilities of our former WMS businesses met the criteria for classification as held for sale. This included: Inliner, Water Resources and Mineral Services. We concluded the planned disposal activities represented a strategic shift that would have a major effect on our operations and financial results and qualified for presentation as discontinued operations in accordance with ASC Topic 205-20, Presentation of financial statements - Discontinued operations. Additionally, beginning December 31, 2021, in accordance with ASC 360, Property, Plant, and Equipment, we ceased recording depreciation and amortization for WMS property, plant and equipment, finite-lived intangible assets and right of use lease assets.

During the first quarter of 2022, we completed the sale of Inliner to Inland Pipe Rehabilitation LLC (“IPR”) and 1000097155 Ontario Inc. (“Ontario” and together with IPR, the “Purchasers”), investment affiliates of J.F. Lehman & Company, for a purchase price of $159.7 million, subject to certain adjustments. As a result of the sale and post-closing adjustments, we received cash proceeds of $140.6 million and recognized a gain of $1.8 million. This gain is included in Other costs, net in the consolidated statements of operations for the year ended December 31, 2022.

In the third quarter of 2022, we announced our decision to retain the Water Resources and Mineral Services businesses. This change to our plan of sale was due to unfavorable market conditions which undermined our efforts to secure an appropriate value for the businesses. As a result, we have reclassified WMS from discontinued operations to continuing operations for all periods presented. At the time of the change, we recorded an entry to adjust for depreciation and amortization that would have been recognized if the unsold businesses had been continually classified as held and used from the beginning of the year. The assets and liabilities of WMS met the criteria for classification as held for sale as of  December 31, 2021, therefore our consolidated balance sheet continues to reflect these assets and liabilities as held for sale as of that date.

The following table presents summarized balance sheet information of assets and liabilities held for sale:

(in thousands)	December 31, 2021
Cash and cash equivalents	$16,496
Receivables, net	102,208
Contract assets	41,340
Inventories	19,625
Other current assets	1,781
Property and equipment, net	70,912
Investments in affiliates	48,675
Goodwill	63,063
Right of use assets	12,365
Other noncurrent assets	16,176
Total assets classified as held for sale	$392,641

Accounts payable	$37,997
Contract liabilities	7,129
Other current liabilities	27,764
Long-term lease liabilities	8,352
Other long-term liabilities	2,166
Total liabilities classified as held for sale	$83,408

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

In our review of these changes for the years ended  December 31, 2022, 2021 and 2020, we did not identify any material amounts that should have been recorded in a prior period.

The net changes in project profitability from revisions in estimates, both increases and decreases, which individually had an impact of $5.0 million or more on gross profit were net decreases of $80.1 million, $70.6 million and $143.4 million for the years ended  December 31, 2022, 2021 and 2020, respectively. The projects are summarized as follows (dollars in millions except per share data):

Increases

Years Ended December 31,	2022	2021	2020
Number of projects with upward estimate changes	2	2	—
Range of increase in gross profit from each project, net	$5.4 - 6.8	$6.2 - 9.2	$—
Increase to project profitability, net	$12.1	$15.4	$—
Increase to net income/decrease to net loss	$9.7	$11.4	$—
Amounts attributable to non-controlling interests	$2.7	—	—
Increase to net income/decrease to net loss attributable to Granite Construction Incorporated	$7.0	$11.4	—
Increase to net income/decrease to net loss per diluted share attributable to common shareholders	$0.13	$0.24	$—

The increases during the year ended December 31, 2022 were due to production at a higher rate than anticipated and a decrease in estimated cost from mitigated risks. The increases during the year ended December 31, 2021 were due to production at a higher rate than anticipated and a decrease in estimated cost from mitigated risks as well as settlement of outstanding customer affirmative claims. There were no amounts attributable to non-controlling interests for 2021.

Decreases

Years Ended December 31,	2022	2021	2020
Number of projects with downward estimate changes	8	6	7
Range of reduction in gross profit from each project, net	$5.6 - 32.2	$5.3 - 34.6	$6.7 - 49.9
Decrease to project profitability, net	$92.2	$86.0	$143.4
Decrease to net income/increase to net loss	$74.1	$69.1	$114.7
Amounts attributable to non-controlling interests	$21.7	$20.5	$31.9
Decrease to net income/increase to net loss attributable to Granite Construction Incorporated	$52.4	$48.6	$82.9
Decrease to net income/increase to net loss per diluted share attributable to common shareholders	$1.00	$1.02	$1.79

The decreases during the year ended December 31, 2022 were due to additional costs related to extended project duration, increased labor and materials costs, and disputed work being performed where there are ongoing legal claims. The decreases during the year ended December 31, 2021 were primarily due to additional costs from acceleration of work coupled with lower productivity and higher costs than originally anticipated, unfavorable weather and extended project duration. The decreases during the year ended December 31, 2020, were due to increases in design, production, weather-related and labor contingency costs.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

4. Disaggregation of Revenue

We disaggregate our revenue based on our reportable segments and operating groups as it is the format that is regularly reviewed by management. Our reportable segments are: Construction and Materials. In alphabetical order, our operating groups are: California, Central and Mountain. In connection with the reclassification of the WMS businesses from discontinued operations to continuing operations, the Consolidated Statements of Operations have been revised to include Inliner, through the date of sale and Water Resources and Mineral Services in the Mountain operating group for all periods presented (see Note 2). The following tables present our disaggregated revenue (in thousands):

Years ended December 31,
2022	Construction	Materials	Total
California	$811,623	$273,314	$1,084,937
Central	851,779	46,531	898,310
Mountain	1,140,533	177,476	1,318,009
Total	$2,803,935	$497,321	$3,301,256

2021	Construction	Materials	Total
California	$822,448	$242,552	$1,065,000
Central	1,058,448	33,270	1,091,718
Mountain	1,195,294	149,853	1,345,147
Total	$3,076,190	$425,675	$3,501,865

2020	Construction	Materials	Total
California	$928,193	$222,021	$1,150,214
Central	1,145,725	25,181	1,170,906
Mountain	1,107,779	133,560	1,241,339
Total	$3,181,697	$380,762	$3,562,459

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

5. Unearned Revenue

The following table presents our unearned revenue as of the respective periods:

(in thousands)	December 31, 2022	December 31, 2021 (1)
California	$945,971	$771,759
Central	1,444,983	1,334,901
Mountain	486,524	488,425
Total	$2,877,478	$2,595,085

(1) These balances do not include amounts held for sale (see Note 2).

6. Contract Assets and Liabilities

As a result of changes in contract transaction price related to performance obligations that were satisfied or partially satisfied prior to the end of the periods we recognized revenue of $182.8 million, $153.9 million and $176.1 million during the years ended December 31, 2022, 2021 and 2020, respectively. The changes in contract transaction price were from items such as executed or estimated change orders and unresolved contract modifications and claims.

As of December 31, 2022 and 2021, the aggregate claim recovery estimates included in contract asset and liability balances were approximately $75.8 million and $35.5 million, respectively.

The components of the contract asset balances as of the respective dates were as follows (in thousands):

December 31,	2022	2021 (1)
Costs in excess of billings and estimated earnings	$80,357	$14,158
Contract retention	161,559	131,279
Total contract assets	$241,916	$145,437

(1) These balances do not include amounts held for sale (see Note 2).

The increase in contract assets is primarily due to unresolved disputed work and increased retention balances related to certain ongoing projects. As of  December 31, 2022 and 2021, contract retention receivable from Brightline Trains Florida LLC represented 11.7%, and 17.2%, respectively, of total contract assets. No other contract retention receivable individually exceeded 10% of total contract assets at any of the presented dates. The majority of the contract retention balance is expected to be collected within one year.

As work is performed, revenue is recognized and the corresponding contract liabilities are reduced. During the years ended December 31, 2022 and 2021 and 2020, we recognized revenue of $223.7 million, $176.2 million and $110.9 million, respectively, that was included in the contract liability balances at  December 31, 2021, 2020 and 2019, respectively.

The components of the contract liability balances as of the respective dates were as follows (in thousands):

December 31,	2022	2021 (1)
Billings in excess of costs and estimated earnings, net of retention	$152,294	$169,542
Provisions for losses	20,992	30,499
Total contract liabilities	$173,286	$200,041

(1) These balances do not include amounts held for sale (see Note 2).

The decrease in contract liabilities is primarily due to revenue recognized in excess of billings as well as reductions in provisions for losses as certain loss projects progress towards completion.

7. Receivables, net

Receivables include billed and unbilled amounts for services provided to clients for which we have an unconditional right to payment as of the end of the applicable period and generally do not bear interest. The following table presents major categories of receivables (in thousands):

December 31,	2022	2021 (1)
Contracts completed and in progress:
Billed	$220,809	$236,053
Unbilled	120,348	126,371
Total contracts completed and in progress	341,157	362,424
Materials sales	52,182	43,746
Other	71,790	59,496
Total gross receivables	465,129	465,666
Less: allowance for credit losses	1,142	1,078
Total net receivables	$463,987	$464,588

(1) These balances do not include amounts held for sale (see Note 2).

Included in other receivables at  December 31, 2022 and 2021 were items such as estimated recovery from back charge claims, notes receivable, fuel tax refunds and income tax refunds. Other receivables at December 31, 2022 and 2021 and also included $24.9 million and $20.4 million of working capital contributions in the form of a loan to a partner in one of our unconsolidated joint ventures that bears interest at prime plus 3.0% per annum. No receivable individually exceeded 10% of total net receivables at any of these dates.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

8. Fair Value Measurement

The following tables summarize significant assets and liabilities measured at fair value in the consolidated balance sheets on a recurring basis for each of the fair value levels (in thousands):

	Fair Value Measurement at Reporting Date Using
December 31, 2022	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$99,806	$—	$—	$99,806
Other current assets
Commodity swap	—	121	—	121
Total assets	$99,806	$121	$—	$99,927
December 31, 2021 (1)
Cash equivalents
Money market funds	$65,233	$—	$—	$65,233
Total assets	$65,233	$—	$—	$65,233
Accrued and other current liabilities
Interest rate swap	$—	$3,514	$—	$3,514
Total liabilities	$—	$3,514	$—	$3,514

(1) These balances do not include amounts held for sale (see Note 2).

Interest Rate Swaps

In connection with entering into the Third Amended and Restated Credit Agreement in May 2018, we entered into two interest rate swaps with a combined initial notional amount of $150.0 million and an effective date of  May 2018 and a maturity date of May 2023.

During the second quarter of 2022, we terminated the entirety of our floating-to-fixed interest rate swaps in connection with the prepayments of our term loan (see Note 14). The impact to interest expense in the consolidated statements of operations was $2.2 million for the year ended December 31, 2022.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Commodity Swaps

In December 2022, we entered into a commodity swap designed as a cash flow hedge for crude oil with a notional amount of $7.0 million and a maturity date of October 31, 2023. In December 2021, we entered into two commodity swaps designed as cash flow hedges for crude oil covering the period from April 2022 to October 2022 with a total notional amount of $8.1 million. The financial statement impact of these swaps during the year ended  December 31, 2022 was a realized gain of $4.1 million and an unrealized gain of $0.4 million. The financial statement impact during the year ended December 31, 2021 was immaterial.

Other Assets and Liabilities

The carrying values and estimated fair values of our financial instruments that are not required to be recorded at fair value in the consolidated balance sheets were as follows (in thousands):

December 31,		2022		2021
	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Held-to-maturity marketable securities (1)	Level 1	$65,943	$64,584	$15,600	$15,459
Liabilities (including current maturities):
2.75% Convertible Notes (2),(3)	Level 2	$230,000	$281,365	$207,354	$313,785
Third Amended and Restated Credit Agreement - term loan (2)	Level 3	$—	$—	$123,750	$124,598
Fourth Amended and Restated Credit Agreement - revolver (2)	Level 3	$50,000	$49,536	$—	$—

(1) All marketable securities were classified as held-to-maturity and consisted of U.S. Government and agency obligations as of  December 31, 2022 and 2021.

(2) The fair value of the 2.75% Convertible Notes is based on the median price of the notes in an active market as of  December 31, 2022 and 2021. The fair value of the Credit Agreement term loan and revolver are based on borrowing rates available to us for long-term loans with similar terms, average maturities, and credit risk. See Note 14 for definitions of, and more information about the 2.75% Convertible Notes and Credit Agreement.

(3) Excluded from carrying value is $22.6 million of debt discount as of  December 31, 2021, related to the 2.75% Convertible Notes (see Note 14). There is no debt discount in 2022 due to the adoption of ASU 2020-06.

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

At least annually, we measure certain nonfinancial assets and liabilities at fair value on a nonrecurring basis. As of  December 31, 2022 and 2021, the nonfinancial assets and liabilities included our asset retirement and reclamation obligations, as well as assets and corresponding liabilities associated with performance guarantees. Asset retirement and reclamation obligations were measured using Level 3 inputs and performance guarantees were measured using Level 2 inputs.

Asset retirement and reclamation obligations were initially measured using internal discounted cash flow calculations based upon our estimates of future retirement costs. To determine the fair value of the obligation, we estimate the cost for a third-party to perform the legally required reclamation including a reasonable profit margin. This cost is then increased for future estimated inflation based on the estimated years to complete and discounted to fair value using present value techniques with a credit-adjusted, risk-free rate. In estimating the settlement date, we evaluate the current facts and conditions to determine the most likely settlement date. We review reclamation obligations at least annually for a revision to the cost or a change in the estimated settlement date. Additionally, reclamation obligations are reviewed in the period that a triggering event occurs that would result in either a revision to the cost or a change in the estimated settlement date. See Note 11 for details of the asset retirement obligation balances.

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

During the years ended December 31, 2022 and 2021, we had no material nonfinancial asset and liability fair value adjustments.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

9. Construction Joint Ventures

We participate in various construction joint ventures. As discussed in Note 1, we have determined that certain of these joint ventures are consolidated because they are VIEs and we are the primary beneficiary. We continually evaluate whether there are changes in the status of the VIEs or changes to the primary beneficiary designation of the VIE. Based on our assessments during the years ended December 31, 2022, 2021 and 2020, we determined no change was required for existing joint ventures.

Due to the joint and several nature of the performance obligations under the related owner contracts, if any of the partners fail to perform, we and the remaining partners, if any, would be responsible for performance of the outstanding work (i.e., we provide a performance guarantee). At December 31, 2022, there was $246.4 million of remaining contract value on unconsolidated and line item construction joint venture contracts of which $110.9 million represented our share and the remaining $135.5 million represented our partners’ share. We are not able to estimate amounts that may be required beyond the remaining cost of the work to be performed. These costs could be offset by billings to the customer or by proceeds from our partners’ corporate and/or other guarantees. See Note 13 for disclosure of the performance guarantee amounts recorded in the consolidated balance sheets and Note 1 for additional discussion regarding performance guarantees.

Consolidated Construction Joint Ventures

At  December 31, 2022, we were engaged in ten active CCJV projects with total contract values ranging from $2.5 million to $433.4 million for a combined total of $1.8 billion of which our share was $1.0 billion. As of December 31, 2022, our share of revenue remaining to be recognized on these CCJVs was $120.0 million and ranged from $1.3 million to $24.6 million by project. Our proportionate share of the equity in these joint ventures was between 50.0% and 70.0%. During the years ended  December 31, 2022, 2021 and 2020, total revenue from CCJVs was $437.1 million, $405.1 million and $312.5 million, respectively. During the years ended  December 31, 2022, 2021 and 2020, CCJVs used $5.7 million, $4.1 million and $3.0 million of operating cash flows, respectively.

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

As of  December 31, 2022, we were engaged in seven active unconsolidated joint venture projects with total contract values ranging from $12.3 million to $3.8 billion for a combined total of $8.9 billion of which our share was $2.6 billion. Our proportionate share of the equity in these unconsolidated joint ventures ranged from 23.0% to 50.0%. As of December 31, 2022, our share of the revenue remaining to be recognized on these unconsolidated construction joint ventures was $73.4 million and ranged from $0.2 million to $34.6 million by project.

The following is summary financial information related to unconsolidated construction joint ventures (in thousands):

December 31,	2022	2021
Assets
Cash, cash equivalents and marketable securities	$130,635	$182,891
Other current assets (1)	$681,221	661,342
Noncurrent assets	$76,204	103,579
Less partners’ interest	$604,741	633,634
Granite’s interest (1),(2)	$283,319	$314,178
Liabilities
Current liabilities	$244,411	$307,674
Less partners’ interest and adjustments (3)	$130,911	154,771
Granite’s interest	$113,500	$152,903
Equity in construction joint ventures (4)	$169,819	$161,275

(1) Included in this balance and in accrued and other current liabilities on the consolidated balance sheets as of December 31, 2022 and 2021 was $64.7 million and $82.1 million, respectively, related to performance guarantees (see Note 13).

(2) Included in this balance as of December 31, 2022 and 2021 was $104.3 million and $103.8 million, respectively, related to Granite’s share of estimated cost recovery of customer affirmative claims. In addition, this balance included $2.7 million and $10.7 million related to Granite’s share of estimated recovery of back charge claims as of December 31, 2022 and 2021, respectively.

(3) Partners’ interest and adjustments includes amounts to reconcile total net assets as reported by our partners to Granite’s interest adjusted to reflect our accounting policies and estimates primarily related to contract forecast differences.

(4) Included in this balance and in accrued expenses and other current liabilities on the consolidated balance sheets was $14.0 million and $28.6 million as of December 31, 2022 and 2021, respectively, related to deficits in unconsolidated construction joint ventures which includes provisions for losses.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Years Ended December 31,	2022	2021	2020
Revenue
Total	$330,835	$820,586	$918,716
Less partners’ interest and adjustments (1)	210,678	526,522	559,480
Granite’s interest	$120,157	$294,064	$359,236
Cost of revenue
Total	$378,237	$835,899	$1,193,358
Less partners’ interest and adjustments (1)	238,699	540,854	782,683
Granite’s interest	$139,538	$295,045	$410,675
Granite’s interest in gross profit (loss)	$(19,381)	$(981)	$(51,439)
Net Income (Loss)
Total	$(47,904)	$(15,533)	$(274,410)
Less partners’ interest and adjustments (1)	(28,228)	(14,765)	(222,924)
Granite’s interest in net income (loss) (2)	$(19,676)	$(768)	$(51,486)
(1) Partners’ interest and adjustments includes amounts to reconcile total revenue and total cost of revenue as reported by our partners to Granite’s interest adjusted to reflect our accounting policies and estimates primarily related to contract forecast and/or actual differences.
(2) These joint ventures net income (loss) amounts exclude our corporate overhead required to manage the joint ventures and include taxes only to the extent the applicable states have joint venture level taxes.

As of  December 31,  2022, we were engaged in three active line item joint venture construction projects with a total contract value of $ 327.7 million of which our portion was $ 206.7 million. As of  December 31,  2022, our share of revenue remaining to be recognized on these line item joint ventures was $ 37.5 million. During the years ended  December 31,  2022,  2021 and  2020, our portion of revenue from line item joint ventures was $ 35.4 million, $ 67.8 million and $ 80.8 million, respectively.

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

Our investments in affiliates balance consists of equity method investments in the following types of entities (in thousands):

December 31,	2022	2021 (1)
Foreign	$58,579	$—
Real estate	8,517	9,619
Asphalt terminal	13,629	13,749
Total investments in affiliates	$80,725	$23,368

(1) These balances do not include amounts held for sale (see Note 2).

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table provides summarized balance sheet information for our affiliates accounted for under the equity method on a combined basis (in thousands):

December 31,	2022	2021 (1)
Current assets	$194,210	$34,374
Noncurrent assets	172,560	78,829
Total assets	$366,770	$113,203
Current liabilities	$106,780	$23,685
Long-term liabilities (2)	59,356	48,104
Total liabilities	$166,136	$71,789
Net assets	$200,634	$41,414
Granite’s share of net assets	$80,725	$23,368

(1) These balances do not include amounts held for sale (see Note 2).

(2) The balance primarily related to local bank debt for equipment purchases, working capital in our foreign affiliates and debt associated with our real estate investments.

Of the $366.8 million in total assets as of December 31, 2022, we had investments in two real estate entities with total assets of $31.0 million and $40.2 million, our foreign affiliates had total assets of $264.6 million, and the asphalt terminal entity had total assets of $31.0 million. As of December 31, 2022 and 2021, all of the equity method investments in real estate affiliates were in residential real estate in Texas. As of December 31, 2022, our percent ownership in the real estate entities ranged from 10% to 25%. We have direct and indirect investments in our foreign affiliates, and our percent ownership in foreign affiliates ranged from 25% to 50% as of December 31, 2022.

The following table provides summarized statements of operations information for our affiliates accounted for under the equity method on a combined basis (in thousands):

Years Ended December 31,	2022	2021	2020
Revenue	$377,256	$302,084	$194,717
Gross profit	$95,816	$74,939	$48,948
Income before taxes	$60,513	$38,261	$28,471
Net income	$47,331	$33,864	$24,073
Granite’s interest in affiliates’ net income	$13,571	$12,586	$8,783

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

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

11. Property and Equipment, net

The following table presents the major classes of assets and total accumulated depreciation and depletion (in thousands):

December 31,	2022	2021 (1)
Equipment and vehicles	$994,602	$870,672
Quarry property	219,843	191,982
Land and land improvements	105,733	108,518
Buildings and leasehold improvements	103,658	96,180
Office furniture and equipment	82,465	75,043
Property and equipment	1,506,301	1,342,395
Less: accumulated depreciation and depletion	997,091	908,891
Property and equipment, net	$509,210	$433,504

(1) These balances do not include amounts held for sale (see Note 2).

Depreciation and depletion expense primarily included in cost of revenue in our consolidated statements of operations was $79.5 million, $97.7 million and $98.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

During 2021, we completed sale-leaseback transactions for three properties in California. The sale of these properties resulted in a $49.5 million gain on sales of property and equipment in the consolidated statements of operations for the year ended December 31, 2021.

As discussed in Note 1, we have asset retirement obligations, which are liabilities associated with our legally required obligations to reclaim owned and leased quarry property and related facilities. As of  December 31, 2022 and 2021, $1.8 million and $1.7 million, respectively, of our asset retirement obligations were included in accrued expenses and other current liabilities and $27.4 million and $23.3 million, respectively, were included in other long-term liabilities in the consolidated balance sheets. Of the amount included in other long-term liabilities as of  December 31, 2022, $11.9 million is expected to be settled by 2027 and the remaining is expected to be settled thereafter.

The following table summarizes the asset retirement obligation balances for the periods presented (in thousands):

Years Ended December 31,	2022	2021
Beginning balance	$24,950	$23,853
Revisions to estimates	4,904	1,596
Liabilities settled	(2,015)	(1,708)
Accretion	1,351	1,209
Ending balance	$29,190	$24,950

12. Intangible Assets

Indefinite-lived Intangible Assets

Indefinite-lived intangible assets primarily consist of goodwill. The following table presents the goodwill balance by reportable segment (in thousands):

December 31,	2022	2021(1)
Construction	$71,757	$51,769
Materials	1,946	1,946
Total goodwill	$73,703	$53,715

(1) These balances do not include amounts held for sale (see Note 2).

Amortized Intangible Assets

As of December 31, 2022 and 2021, amortized intangible assets included in other noncurrent assets in the consolidated balance sheets were $9.1 million and $9.5 million, respectively, net of accumulated amortization of $24.1 million and $14.5 million, respectively, primarily related to permits.

The net amortization expense related to amortized intangible assets for each of the years ended December 31, 2022, 2021 and 2020 was $2.0 million, $10.1 million and $13.5 million, respectively, and was primarily included in cost of revenue in the consolidated statements of operations. Amortization expense based on the amortized intangible assets balance at December 31, 2022 is expected to be $1.2 in 2023 and 2024, $1.1 in 2025, $1.0 million in 2026, $0.6 million in 2027 and $4.0 million thereafter.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

13. Accrued Expenses and Other Current Liabilities (in thousands):

December 31,	2022	2021(1)
Accrued insurance	$78,427	$76,999
Deficits in unconsolidated construction joint ventures (see Note 9)	13,989	28,636
Payroll and related employee benefits	80,910	87,460
Performance guarantees (see Note 1)	64,703	82,112
Accrued legal settlement (see Note 20)	-	129,000
Other	50,440	48,622
Total	$288,469	$452,829

(1) These balances do not include amounts held for sale (see Note 2).

The decrease in performance guarantees in the current year is due to receiving customer acceptance on two unconsolidated construction joint ventures during the year.

Other includes short-term lease liability, dividends payable, warranty reserves, asset retirement obligations, remediation reserves and other miscellaneous accruals, none of which are greater than 5% of total current liabilities.

14. Long-Term Debt (in thousands):

December 31,	2022	2021
2.75% Convertible Notes	$230,000	$207,354
Third Amended and Restated Credit Agreement - term loan	—	123,750
Fourth Amended and Restated Credit Agreement - revolver	50,000	—
Debt issuance costs and other	8,381	8,814
Total debt	$288,381	$339,918
Less current maturities	1,447	8,727
Total long-term debt	$286,934	$331,191

The aggregate minimum principal maturities of long-term debt related to balances at December 31, 2022 excluding debt issuance costs, and including current maturities are as follows: $1.4 million in 2023; $231.5 million in 2024; $1.1 million in 2025; $6.8 million in 2026 and $50.0 million in 2027.

Credit Agreement

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

We  may borrow on the Revolver, at our option, at either (a) the SOFR term rate plus a credit adjustment spread plus applicable margin ranging from 1.0% to 2.0%, or (b) a base rate plus an applicable margin ranging from 0.0% to 1.0%. The applicable margin is based on our Consolidated Leverage Ratio (as defined in our Credit Agreement), calculated quarterly. As of  December 31, 2022, the total unused availability under the Credit Agreement was $269.3 million, resulting from $30.7 million in issued and outstanding letters of credit and $50.0 million drawn under the Revolver. The letters of credit had expiration dates between  April 2023 and  December 2026. As of  December 31, 2022, the applicable rate was 1.8% for loans under the Credit Agreement bearing interest based on SOFR and 0.8% for loans bearing interest at the base rate. Accordingly, the effective interest rates at  December 31, 2022 for SOFR and base rate loans were 6.2% and 8.3%, respectively.

The amended Credit Agreement contains certain affirmative and restrictive covenants, and customary events of default. The financial covenants include a maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) of 3.25 to 1.00 and a minimum Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of 3.00 to 1.00. As of  December 31, 2022, the Consolidated Leverage Ratio was 1.46, which did not exceed the maximum of 3.25. Our Consolidated Interest Coverage Ratio was 15.06, which was above the minimum of 3.00.

Convertible Notes

As of December 31, 2022, the 2.75% Convertible Notes comprised our only convertible debt instrument. The 2.75% Convertible Notes were issued in November 2019 in an aggregate principal amount of $230.0 million, with an interest rate of 2.75% and a maturity date of November 1, 2024, unless earlier converted, redeemed or repurchased. The 2.75% Convertible Notes are convertible at the option of the holders prior to May 1, 2024 only during certain periods and upon the occurrence of certain events. After May 1, 2024, the 2.75% Convertible Notes will be convertible at the option of the holders at any time until the second scheduled trading day immediately preceding the maturity date. The conversion rate applicable to the 2.75% Convertible Notes is 31.7776 shares of Granite common stock per $1,000 principal amount of 2.75% Convertible Notes, which is equivalent to a conversion price of approximately $31.47 per share of Granite common stock. Upon conversion, we will pay or deliver shares of Granite common stock or a combination of cash and shares of Granite common stock, at our election. In addition, upon the occurrence of a “make-whole fundamental change” as defined in the indenture governing the 2.75% Convertible Notes, (the “Indenture”) we will, in certain circumstances, increase the conversion rate for a holder that elects to convert its 2.75% Convertible Notes in connection with such a make-whole fundamental change.

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

As of December 31, 2022 and 2021, the balance in long-term debt in our consolidated balance sheets of the 2.75% Convertible Notes, excluding debt issuance costs, including $- million and $14.8 million, respectively, of amortized debt discount, was $230.0 million and $207.4 million, respectively. As of December 31, 2022 and 2021, the remaining unamortized debt discount was $- million and $22.6 million, respectively.

Effective January 1, 2022, we adopted ASU 2020-06 (see Note 1), which updated our accounting for the 2.75% Convertible Notes. During the year ended  December 31, 2022, we did not record amortization of the debt discount due to the implementation of ASU 2020-06, and during the years ended  December 31, 2021 and 2020, we recorded $7.1 million and $6.6 million, respectively, of amortization of the debt discount. During the years ended  December 31, 2022, 2021 and 2020, we recorded $2.5 million, $3.2 million, and $4.3 million, respectively, of amortization related to debt issuance costs.

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

The most significant financial covenants under the terms of our Credit Agreement require the maintenance of a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio. As of December 31, 2022, the Consolidated Leverage Ratio was 1.46, which did not exceed the maximum of 3.25. Our Consolidated Interest Coverage Ratio was 15.06, which exceeded the minimum of 3.00. As of December 31, 2022, we were in compliance with all covenants contained in the Credit Agreement. We are not aware of any non-compliance by any of our unconsolidated real estate entities with the covenants contained in their debt agreements.

15. Leases

We have leases for office and shop space, as well as for equipment primarily utilized in our construction projects. As of  December 31, 2022, our lease contracts were primarily classified as operating leases and had terms ranging from month-to-month to 23 years. As of  December 31, 2022 and 2021, right of use assets and long term lease liabilities were separately presented and short term lease liabilities of $18.6 million and $18.8 million, respectively, were included in accrued expenses and other current liabilities in our consolidated balance sheets. As of  December 31, 2022, we had no lease contracts that had not yet commenced but created significant rights and obligations. Lease expense was $21.9 million, $22.9 million and $21.7 million for the years ended  December 31, 2022, 2021 and 2020, respectively.

As of  December 31, 2022 and 2021 our weighted-average remaining lease term was 4.28 years and 3.72 years, respectively, and the weighted-average discount rate was 3.85% and 3.58%, respectively.

As of  December 31, 2022, the lease liability is equal to the present value of the remaining lease payments, discounted using the incremental borrowing rate on our secured debt, using one maturity discount rate that is updated quarterly, as it is not materially different than the discount rates applied to each of the leases in the portfolio.

The following table summarizes the maturities of our undiscounted lease liabilities outstanding as of  December 31, 2022 (in thousands):

2023	$22,798
2024	20,110
2025	12,822
2026	7,244
2027	5,564
2028 through 2036	9,743
Total future minimum lease payments	$78,281
Less imputed interest	(27,449)
Total	$50,832

Royalties

Excluded from the table above are minimum royalty requirements under all contracts, primarily quarry property, in effect at December 31, 2022 which are payable as follows: $2.1 million in 2023; $1.6 million in 2024; $1 million in 2025; $0.9 million in 2026; $0.6 million in 2027; and $3.8 million thereafter.

16. Employee Benefit Plans

Profit Sharing and 401(k) Plan: The Profit Sharing and 401(k) Plan (the “401(k) Plan”) is a defined contribution plan covering all employees except employees covered by collective bargaining agreements and certain employees of our CCJVs. Our 401(k) matching contributions can be up to 6% of an employee’s gross pay at the discretion of the Board of Directors. Our 401(k) matching contributions to the 401(k) Plan for the years ended December 31, 2022, 2021 and 2020 were $17.7 million, $19.1 million and $17.6 million, respectively. Profit sharing contributions from the Company may be made to the 401(k) Plan in an amount determined by the Board of Directors. We made no profit sharing contributions during the years ended December 31, 2022, 2021 and 2020.

Non-Qualified Deferred Compensation Plan: We offer a Non-Qualified Deferred Compensation Plan (“NQDC Plan”) to a select group of our highly compensated employees and non-employee directors. The NQDC Plan provides participants the opportunity to defer payment of certain compensation as defined in the NQDC Plan. Our NQDC Plan obligations are funded through a Rabbi Trust which was fully funded as of December 31, 2022. The assets held by the Rabbi Trust at December 31, 2022 and 2021 are substantially in the form of Company-owned life insurance and are included in other noncurrent assets in the consolidated balance sheets. As of December 31, 2022, there were 63 active participants in the NQDC Plan. NQDC Plan obligations were $23.1 million and $32.7 million as of  December 31, 2022 and 2021, respectively, and were primarily included in other long-term liabilities in the consolidated balance sheets. In addition, we had supplemental retirement benefits of $3.7 million and $4.9 million in other long-term liabilities in the consolidated balance sheets as of December 31, 2022 and 2021, respectively.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Multi-employer Pension Plans: As of  December 31, 2022, three of our wholly-owned subsidiaries, Granite Construction Company, Layne Christensen Company and Granite Industrial, Inc. contribute to various multi-employer pension plans on behalf of union employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

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

The following table presents our participation in these plans (dollars in thousands):

		Pension Protection Act (“PPA”) Certified Zone Status (1)			Contributions
Pension Trust Fund	Pension Plan Employer Identification Number	2022	2021	FIP / RP Status Pending / Implemented (2)	2022	2021	2020	Surcharge Imposed	Expiration Date of Collective Bargaining Agreement (3)
Operating Engineers Pension Trust Fund	95-6032478	Yellow	Yellow	Yes	$4,768	$5,266	$5,239	No	6/30/2025
Locals 302 and 612 IUOE-Employers Construction Industry Retirement Plan	91-6028570	Green	Green	No	5,204	4,744	3,658	No	3/31/2023 5/31/2024 5/31/2025
Pension Trust Fund for Operating Engineers	94-6090764	Yellow	Yellow	Yes	9,783	10,095	10,001	No	3/31/2023 6/30/2023 9/30/2023 1/31/2024 6/30/2024 10/31/2024 3/31/2025
All other funds (53 as of December 31, 2022)					18,270	21,517	20,572
			Total contributions:		$38,025	$41,622	$39,470

(1) The most recent PPA zone status available in 2022 and 2021 is for the plan’s year-end during 2021 and 2020, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the orange zone are less than 80 percent funded and have an Accumulated Funding Deficiency in the current year or projected into the next six years, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.

(2) The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented.

(3) Lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject. Pension trust funds with a range of expiration dates have various collective bargaining agreements.

Based upon the most recently available annual reports, our contribution to each of the individually significant plans listed in the table above was less than 5% of each plan’s total contributions. We currently have no intention of withdrawing from any of the multi-employer pension plans in which we participate that would result in a significant withdrawal liability. In addition, we do not have any significant future obligations or funding requirements related to these plans other than the ongoing contributions that are paid as hours are worked by plan participants.

17. Shareholders’ Equity

Stock-based Compensation: On June 2, 2021, the Company’s stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”), which replaced the Amended and Restated 2012 Equity Incentive Plan (the “2012 Plan”) and no further awards may be granted under the 2012 Plan. The 2021 Plan provides for the issuance of restricted stock, RSUs and stock options to eligible employees and to members of our Board of Directors. A total of 2,689,909 shares of our common stock were reserved for issuance under the 2021 Plan of which 2,121,419 remained available as of December 31, 2022. During the years ended December 31, 2022, 2021 and 2020, we did not grant any stock options or restricted stock awards and as of  December 31, 2022, there were no stock options or restricted stock awards outstanding.

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

A summary of the changes in our RSUs during the years ended  December 31, 2022, 2021 and 2020 is as follows (shares in thousands):

Years Ended December 31,	2022		2021		2020
	RSUs	Weighted-Average Grant-Date Fair Value per RSU	RSUs	Weighted-Average Grant-Date Fair Value per RSU	RSUs	Weighted-Average Grant-Date Fair Value per RSU
Outstanding, beginning balance	553	$30.09	601	$24.96	387	$43.99
Granted	311	31.70	254	40.34	462	12.89
Vested	(263)	28.98	(235)	28.77	(190)	34.36
Forfeited	(33)	28.21	(67)	22.50	(58)	24.76
Outstanding, ending balance	568	$31.64	553	$30.09	601	$24.96

Compensation cost related to RSUs was $7.5 million ($5.6 million net of statutory tax rate), $6.6 million ($4.9 million net of statutory tax rate), and $6.4 million ($4.7 million net of statutory tax rate) for the years ended  December 31, 2022, 2021 and 2020, respectively. The grant date fair value of RSUs vested during the years ended  December 31, 2022, 2021 and 2020 was $7.6 million, $6.8 million and $6.5 million, respectively. As of December 31, 2022, there was $8.2 million of unrecognized compensation cost related to RSUs which will be recognized over a remaining weighted-average period of 1.4 years.

401(k) Plan: As of December 31, 2022, the 401(k) Plan owned 1,021,194 shares of our common stock. Dividends on shares held by the 401(k) Plan are charged to retained earnings and all shares held by the 401(k) Plan are treated as outstanding in computing our earnings per share.

Share Purchase Program: As announced on February 3, 2022, on February 1, 2022, the Board of Directors authorized us to purchase up to $300.0 million of our common stock at management’s discretion (the “2022 authorization”). The specific timing and amount of any future repurchases will vary based on market conditions, securities law limitations and other factors. As of December 31, 2022, $231.5 million of the 2022 authorization remained available with purchases of 611,000 shares for $18.5 million in March 2022, 1,320,568 shares for $40 million in May 2022 and 366,785 shares for $10 million in September 2022.

18. Weighted Average Shares Outstanding and Net Income (Loss) Per Share

The following table presents a reconciliation of the weighted average shares of common stock used in calculating basic and diluted net income (loss) per share as well as the calculation of basic and diluted net income (loss) per share.

Years Ended December 31,	2022	2021	2020
Numerator
Net income (loss) attributable to common shareholders for basic earnings per share	$83,302	$10,096	$(145,117)
Add: Interest expense related to 2.75% Convertible Notes (1)	5,890	-	-
Net income (loss) attributable to common shareholders for diluted earnings per share	$89,192	$10,096	$(145,117)
Denominator
Weighted average common shares outstanding, basic	44,485	45,788	45,614
Add: Dilutive effect of RSUs (2)	532	533	—
Add: Dilutive effect of 2.75% Convertible Notes (1)(3)	7,309	1,279	—
Weighted average common shares outstanding, diluted	52,326	47,599	45,614
Net income (loss) per share, basic	$1.87	$0.22	$(3.18)
Net income (loss) per share, diluted	$1.70	$0.21	$(3.18)

(1) Beginning in 2022, with the adoption of ASU 2020-06, we have applied the if-converted method for calculating diluted earnings per share (see Note 1).

(2) Due to the net losses for the year ended December 31, 2020, RSUs representing approximately 589,000 shares, respectively, have been excluded from the number of shares used in calculating diluted net income (loss) per share, as their inclusion would be antidilutive.

(3) The number of shares used in calculating diluted net income per share for the year ended  December 31, 2020, excluded potential dilution from the 2.75% Convertible Notes converting into shares of common stock since the average stock price did not exceed $31.47. (See Note 14 for further details).

19. Income Taxes

The following is a summary of the income (loss) before income taxes (in thousands):

Years Ended December 31,	2022	2021	2020
Domestic	$97,235	$13,531	$(176,448)
Foreign	(5,418)	8,596	9,985
Total income (loss) before income taxes	$91,817	$22,127	$(166,463)

The following is a summary of the provision for (benefit from) income taxes (in thousands):

Years Ended December 31,	2022	2021	2020
Federal:
Current	$255	$1,382	$(9,017)
Deferred	10,326	15,022	7,941
Total federal	10,581	16,404	(1,076)
State:
Current	5,721	(935)	(443)
Deferred	(1,691)	2,652	2,052
Total state	4,030	1,717	1,609
Foreign:
Current	1,951	2,663	136
Deferred	(3,602)	(1,071)	(951)
Total foreign	(1,651)	1,592	(815)
Total provision for (benefit from) income taxes	$12,960	$19,713	$(282)

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following is a reconciliation of our provision for (benefit from) income taxes based on the Federal statutory tax rate to our effective tax rate (dollars in thousands):

Years Ended December 31,	2022		2021		2020
Federal statutory tax	$19,282	21.0%	$4,647	21.0%	$(34,957)	21.0%
State taxes, net of federal tax benefit	2,761	3.0	1,912	8.6	1,696	(1.0)
Foreign taxes	(2,695)	(2.9)	1,912	8.6	(1,374)	0.8
Percentage depletion deduction	(1,062)	(1.2)	(1,015)	(4.6)	(1,096)	0.7
Non-controlling interests	933	1.0	1,613	7.3	4,423	(2.7)
Non-cash impairment charges	—	—	—	—	32,905	(19.8)
Nondeductible expenses	3,744	4.1	1,398	6.3	1,073	(0.6)
Company-owned life insurance	902	1.0	(736)	(3.3)	—	—
Stock-based compensation	(330)	(0.4)	(664)	(3.0)	—	—
Changes in uncertain tax positions	(54)	(0.1)	—	—	(1,781)	1.1
Valuation allowance	(3,212)	(3.5)	(518)	(2.3)	4,197	(2.5)
Assets held for sale	(14,427)	(15.7)	10,089	45.6	—	—
Gain on sale of business	—	—	—	—	(3,827)	2.3
Nondeductible goodwill disposal	8,212	9.0	—	—	—	—
Provision to return adjustments	(1,102)	(1.2)	1,153	5.2	—	—
Other	8	—	(78)	(0.3)	(1,541)	0.9
Total	$12,960	14.1%	$19,713	89.1%	$(282)	0.2%

The majority of the variance from the statutory tax rate in 2022 is due to the tax benefit associated with the reversal of net deferred tax liabilities related to businesses no longer held for sale and the release of valuation allowances related to the utilization of capital loss carryforwards. These were partially offset by nondeductible goodwill associated with the sale of Inliner and the impact of the relative change in income before income taxes to the provision for income taxes.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following is a summary of the deferred tax assets and liabilities (in thousands):

December 31,	2022	2021
Long-term deferred tax assets:
Receivables	$2,818	$3,173
Insurance	12,575	14,334
Deferred compensation	9,432	11,133
Accrued compensation	3,354	3,792
Other accrued liabilities	1,536	1,088
Contract income recognition	16,181	11,453
Lease liabilities	12,572	16,351
Net operating loss carryforwards	41,388	59,760
Valuation allowance	(19,919)	(26,533)
Other	6,504	8,440
Total long-term deferred tax assets	86,441	102,991
Long-term deferred tax liabilities:
Property and equipment	53,921	64,915
Right of use assets	12,202	15,791
Total long-term deferred tax liabilities	66,123	80,706
Net long-term deferred tax assets	$20,318	$22,285

The following is a summary of the net operating loss carryforwards at December 31, 2022 (in thousands):

	Expiration	Gross Carryforward	Tax Effected Carryforward
Federal net operating loss carryforwards	N/A	$90,073	$18,915
State net operating loss carryforwards	2023-2041	$196,507	9,996
Foreign tax loss carryforwards	2023-2041	$45,895	12,477
Total net operating loss carryforwards at December 31, 2022			$41,388

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

The following is a summary of the change in valuation allowance (in thousands):

December 31,	2022	2021
Beginning balance	$26,533	$29,547
Additions (deductions), net	(6,614)	(3,014)
Ending balance	$19,919	$26,533

The change in the valuation allowance is mainly due to the utilization of various state net operating losses as well as the release of valuation allowances related to the utilization of capital loss carryforwards.

We intend to indefinitely reinvest certain earnings of our foreign subsidiaries and affiliates. There are generally no federal income taxes on dividends from foreign subsidiaries therefore we would only be subject to other taxes, such as withholding and local taxes, upon distribution of these earnings. Of the $55.0 million of accumulated undistributed earnings that we consider indefinitely reinvested as of December 31, 2022, it is not practicable to determine the amount of taxes that would be payable upon remittance of these earnings. Deferred foreign withholding taxes have been provided on undistributed earnings of certain foreign subsidiaries and foreign affiliates where the earnings are not considered to be invested indefinitely.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Uncertain tax positions: We file income tax returns in the U.S. and various state and local jurisdictions. We are currently under examination by various state taxing authorities for various tax years. We do not anticipate that any of these audits will result in a material change in our financial position. We are no longer subject to U.S. federal examinations by tax authorities for years before 2017. With few exceptions, as of December 31, 2022, we are no longer subject to state examinations by taxing authorities for years before 2017.

We file income tax returns in foreign jurisdictions where we operate. The returns are subject to examination which may be ongoing at any point in time and tax liabilities are recorded based on estimates of additional taxes which will be due upon settlement of those examinations. The tax years subject to examination by foreign tax authorities vary by jurisdiction, but generally we are no longer subject to examinations by taxing authorities for years before 2016.

We had approximately $22.8 million and $22.7 million of total gross unrecognized tax benefits as of  December 31, 2022 and 2021, respectively. There were approximately $5.5 million of unrecognized tax benefits that would affect the effective tax rate in any future period at both December 31, 2022 and 2021. It is reasonably possible that our unrecognized tax benefit could decrease by approximately $1.5 million in 2023, of which $1.3 million would impact our effective tax rate in 2023. The decrease relates to anticipated statute expirations and anticipated resolution of outstanding unrecognized tax benefits.

The following is a tabular reconciliation of unrecognized tax benefits (in thousands) the balance of which is included in other long-term liabilities and accrued expenses and other current liabilities in the consolidated balance sheets:

December 31,	2022	2021	2020
Beginning balance	$22,724	$23,320	$27,303
Gross increases – current period tax positions	—	—	(1,590)
Gross decreases – current period tax positions	—	—	—
Gross increases – prior period tax positions	—	—	—
Gross decreases – prior period tax positions	(426)	(9)	(608)
Settlements with taxing authorities/lapse of statute of limitations	(60)	(69)	(1,785)
Reclassification of balances from (to) held for sale	518	(518)	—
Ending balance	$22,756	$22,724	$23,320

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

The total liabilities recorded as of  December 31, 2022 and 2021, were $0 and $129 million, respectively. The total range of possible loss related to (i) matters considered reasonably possible, and (ii) reasonably possible amounts in excess of accrued losses recorded for probable loss contingencies, including those related to liquidated damages, could have a material impact on our consolidated financial statements if they become probable and the reasonably estimable amount is determined.

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

Under the Settlement Agreement, the Company agreed to pay or cause to be paid a total of $129 million in cash, $63 million of which was paid through insurance proceeds, to a settlement fund that would pay all settlement fees and expenses, attorneys’ fees and expenses, and cash payments to members of the settlement class. The settlement class agreed to release us, the other defendants named in the lawsuits and certain of their respective related parties from any and all claims, rights, causes of action, liabilities, actions, suits, damages or demands of any kind whatsoever, that relate in any way to the purchase, acquisition, holding, sale or disposition of our common stock during the period between February 17, 2017 and October 24, 2019 that arose out of or are based upon or related to the facts alleged or the claims or allegations set forth in Police Retirement System of St. Louis v. Granite Construction Incorporated, et al. or relate in any way to any alleged violation of the Securities Act of 1933, the Securities Exchange Act of 1934, or any other state, federal or foreign jurisdiction’s securities or other laws, any alleged misstatement, omission or disclosure (including in financial statements) or other alleged securities-related wrongdoing or misconduct, including all claims alleged in Nasseri v. Granite Construction Incorporated, et al. The Settlement Agreement contained no admission of liability, wrongdoing or responsibility by any of the parties. As a result of entering into the Settlement Agreement, we recorded a pre-tax charge of approximately $66 million in the quarter ended March 31, 2021.

On October 6, 2021, the court issued an order granting preliminary approval of the settlement and, pursuant to the terms of the Settlement Agreement, $129 million was paid to the settlement escrow account. $66 million was paid by the Company and $63 million was paid through insurance proceeds. The total $129 million was included in the consolidated balance sheet as of December 31, 2021 as an accrued liability and as a deposit in other current assets. Members of the settlement class had the opportunity to object to the settlement at a fairness hearing held by the court to determine whether the settlement should be finally approved and whether the proposed order and final judgment should be entered. The fairness hearing occurred on February 24, 2022. On March 17, 2022, the court granted final approval of the settlement, granted the request for attorneys’ fees by class representative's counsel, granted in part and denied in part the request for attorneys’ fees by the plaintiff in Nasseri v. Granite Construction Incorporated, et al., and entered final judgment. On April 29, 2022, the Superior Court granted the request by plaintiff in Nasseri v. Granite Construction Incorporated, et al. that the Nasseri case be dismissed with prejudice in light of the final approval of the settlement. On December 15, 2022, the court approved the plaintiffs’ application to release payments to the class from the settlement fund. As a result, we removed the accrued liability and deposit from our consolidated balance sheet as of December 31, 2022.

On May 6, 2020, a stockholder derivative lawsuit, titled English v. Roberts, et al., was filed in the United States District Court for the Northern District of California against James H. Roberts, our former President and Chief Executive Officer, Jigisha Desai, our former Senior Vice President and Chief Financial Officer and Executive Vice President and Chief Strategy Officer, Laurel Krzeminski, our former Chief Financial Officer, and our then-current Board of Directors, and the Company, as a nominal defendant, asserting claims for breach of fiduciary duty, unjust enrichment, and violations of the Securities Exchange Act of 1934 that allegedly occurred between April 30, 2018 and October 24, 2019. The lawsuit alleged that the individual defendants each knowingly inflated the Company’s revenue, income, and margins in violation of U.S. GAAP, which caused the results during the relevant periods to be materially false and misleading. The complaint sought monetary damages and corporate governance reforms.

On May 12, 2021, a stockholder derivative lawsuit, titled Davydov v. Roberts, et al., was filed in the Delaware Court of Chancery against James H. Roberts, Jigisha Desai, Laurel Krzeminski, Craig Hall, our Senior Vice President, General Counsel, Corporate Compliance Officer, and Secretary, and our then-current Board of Directors, and the Company, as a nominal defendant, asserting claims for breach of fiduciary duty, unjust enrichment, and aiding and abetting breach of fiduciary duty that allegedly occurred between April 30, 2018 and October 24, 2019. The lawsuit alleged that the individual defendants each knowingly inflated the Company’s revenue, income, and margins in violation of U.S. GAAP, which caused the results during the relevant periods to be materially false and misleading. The complaint sought monetary damages and corporate governance reforms.

On April 14, 2022, the parties in Davydov v. Roberts et al., the plaintiff in English v. Roberts et al., and the Company entered into a Stipulation of Compromise and Settlement providing that (i) defendants will cause insurers to pay $7.5 million, which amount, less court-awarded attorneys’ fees and expenses, will be paid to the Company, (ii) the Company shall implement agreed upon corporate governance provisions within 30 days of final approval of the settlement, and (iii) all claims that were asserted or could have been asserted against the defendants or their related persons in Davydov v. Roberts, et al., English v. Roberts, et al., or any other proceeding on behalf of the Davydov plaintiff, the English plaintiff, the Company or any Granite stockholder, will be released. On April 14, 2022, the plaintiff in Davydov v. Roberts, et al. filed the Stipulation of Compromise and Settlement and a proposed scheduling order for a hearing in the Delaware Court of Chancery for review of the settlement. The Delaware Court of Chancery held a fairness hearing concerning its review of the settlement on July 12, 2022. On July 27, 2022, the Court in Davydov v. Roberts, et al. entered an order and final judgment approving the terms of the Stipulation of Compromise and Settlement and dismissed the case with prejudice. On July 28, 2022, the Court in English v. Roberts, et al. entered a stipulation and order of dismissal that dismissed the case with prejudice. The Company received a payment of $5.0 million for the settlement, which was net of court-awarded attorneys' fees and expenses, that was recorded in Other costs, net on the Consolidated Statement of Operations for the year ended December 31, 2022.

As of December 31, 2022 and December 31, 2021 (other than the Settlement Agreement charge described above), we did not record any liability related to the above matters because we concluded such liabilities were resolved or not probable and the amounts of such liabilities were not reasonably estimable.

Other Matters

In connection with our prior disclosure of the Audit/Compliance Committee’s independent investigation of prior-period reporting for the former Heavy Civil operating group and the extent to which those matters affected the effectiveness of the Company’s internal control over financial reporting (the “Investigation”), we voluntarily contacted the San Francisco office of the SEC Division of Enforcement regarding the Investigation. The SEC issued subpoenas for documents in connection with the accounting issues identified in the Investigation. We produced documents to the SEC and fully cooperated with the SEC in its investigation. In the second quarter of 2022, we recorded a $12 million charge for the expected resolution of this investigation which was reflected in Other costs, net in the Consolidated Statement of Operations for the year ended December 31, 2022.

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

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

21. Reportable Segment Information

Our reportable segments are the same as our operating segments and correspond with how our CODM regularly reviews financial information to allocate resources and assess performance. Our reportable segments are: Construction and Materials.

The Construction segment focuses on construction and rehabilitation of roads, pavement preservation, bridges, rail lines, airports, marine ports, dams, reservoirs, aqueducts, infrastructure and site development for use by the general public and water-related construction for municipal agencies, commercial water suppliers, industrial facilities and energy companies. It also provides construction of various complex projects including infrastructure / site development, mining, public safety, tunnel, solar, battery storage and other power-related projects. The Materials segment focuses on production of aggregates and asphalt production for internal use and for sale to third parties.

As discussed in Note 2, we have reclassified WMS from discontinued operations to continuing operations for all periods presented. The Water Resources and Mineral Services businesses are included in the Construction segment. Inliner, which was sold in the first quarter of 2022, had both Construction and Materials operations.

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

Summarized segment information is as follows (in thousands, except per share data):

Years Ended December 31,	Construction	Materials	Total
2022
Total revenue from reportable segments	$2,803,935	$671,428	$3,475,363
Elimination of intersegment revenue	—	(174,107)	$(174,107)
Revenue from external customers	$2,803,935	$497,321	$3,301,256
Gross profit	$303,881	$65,613	$369,494
Depreciation, depletion and amortization	$41,836	$26,500	$68,336
Segment assets as of period end (1)	$432,868	$364,336	$797,204
2021
Total revenue from reportable segments	$3,076,190	$587,600	$3,663,790
Elimination of intersegment revenue	—	(161,925)	$(161,925)
Revenue from external customers	$3,076,190	$425,675	$3,501,865
Gross profit	$303,228	$59,417	$362,645
Depreciation, depletion and amortization	$71,106	$26,130	$97,236
Segment assets as of period end (1)	$358,561	$333,089	$691,650
2020
Total revenue from reportable segments	$3,181,697	$548,439	$3,730,136
Elimination of intersegment revenue	—	(167,677)	$(167,677)
Revenue from external customers	$3,181,697	$380,762	$3,562,459
Gross profit	$280,169	$64,619	$344,788
Depreciation, depletion and amortization	$79,597	$22,554	$102,151

(1) These balances do not include amounts held for sale (see Note 2).

As of  December 31, 2022, 2021 and 2020 segment assets included $4.7 million, $10.3 million and $12.4 million, respectively, of property and equipment located in foreign countries (primarily Mexico). During the years ended  December 31, 2022, 2021 and 2020 less than 5% of our revenue was derived from foreign operations.

A reconciliation of segment gross profit to consolidated income (loss) before income taxes is as follows (in thousands, except per share data):
Years Ended December 31,	2022	2021	2020
Total gross profit from reportable segments	$369,494	$362,645	$344,788
Selling, general and administrative expenses	272,610	303,015	316,284
Non-cash impairment charges	—	—	156,690
Other costs, net	24,120	101,351	37,089
Gain on sales of property and equipment (see Note 11)	(12,617)	(66,439)	(6,930)
Total other (income) expense, net	(6,436)	2,591	8,118
Income (loss) before income taxes	$91,817	$22,127	$(166,463)

A reconciliation of segment assets to consolidated total assets is as follows (in thousands):

December 31,	2022	2021
Total assets for reportable segments	$797,204	$691,650
Assets not allocated to segments:
Cash and cash equivalents	293,991	395,647
Receivables, net	463,987	464,588
Other current assets, excluding segment assets	280,014	323,051
Current assets held for sale	-	392,641
Property and equipment, net, excluding segment assets	64,851	56,658
Short-term and long-term marketable securities	65,943	15,600
Investments in affiliates	80,725	23,368
Right of use assets	49,079	49,312
Deferred income taxes, net	22,209	24,141
Other noncurrent assets, excluding segment assets	49,930	58,271
Consolidated total assets	$2,167,933	$2,494,927

Supplementary Data – Restatement and Recast of Quarterly Financial Information

Quarterly Financial Data

The following tables set forth selected unaudited quarterly financial information for the years ended  December 31, 2022 and 2021. This unaudited quarterly financial information has been recast to remove the effect of discontinued operations as well as to correct the errors described below. See Note 2 for more information regarding discontinued operations and assets held for sale. This information has been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, contains all adjustments necessary for a fair statement thereof. Net income (loss) per share calculations are based on the weighted average common shares outstanding for each period presented. Accordingly, the sum of the quarterly net income (loss) per share amounts  may not equal the per share amount reported for the year.

QUARTERLY FINANCIAL DATA
(unaudited - dollars in thousands, except per share data)		As Restated	As Restated and Recast
Quarters Ended	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Revenue	$789,213	$1,008,910	$849,247	$653,886
Gross profit	$96,781	$115,055	$97,566	$60,092
As a percent of revenue	12.3%	11.4%	11.5%	9.2%
Net income (loss)	$19,176	$65,198	$19,578	$(25,095)
Net income (loss) attributable to Granite	$22,052	$69,302	$18,681	$(26,733)

Net income (loss) per share attributable to common shareholders
Basic earnings (loss) per share	$0.50	$1.58	$0.42	$(0.58)
Diluted earnings (loss) per share	$0.46	$1.36	$0.39	$(0.58)

	As Recast
Quarters Ended	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Revenue	$805,651	$1,062,129	$964,172	$669,913
Gross profit	$62,446	$119,935	$116,946	$63,318
As a percent of revenue	7.8%	11.3%	12.1%	9.5%
Net income (loss)	$(20,433)	$32,423	$55,747	$(65,323)
Net income (loss) attributable to Granite	$(13,213)	$35,043	$54,461	$(66,195)

Net income (loss) per share attributable to common shareholders
Basic earnings (loss) per share	$(0.29)	$0.76	$1.19	$(1.45)
Diluted earnings (loss) per share	$(0.29)	$0.73	$1.14	$(1.45)

Restatement and Recast of Previously Issued Unaudited Condensed Consolidated Financial Statements

In connection with the preparation of this Form 10-K, we identified errors related to deferred taxes and the calculation of income tax expense of $12.3 million in connection with the sale of Inliner, which was completed in the first quarter of 2022 and was classified within discontinued operations in the Company's condensed consolidated financial statements during the first and second quarters of 2022 and in Other costs, net and Provision for income taxes during the third quarter of 2022. We have restated herein our previously issued unaudited condensed consolidated statements of operations and condensed consolidated balance sheets for each interim period within the nine months ended September 30, 2022. The restated financial information also includes adjustments to correct other immaterial errors in the first three quarters of 2022, including certain errors (primarily in revenue and cost of revenue, including the associated tax impact) that had previously been adjusted for as out of period corrections in the period identified.

The impacts to the condensed consolidated statements of shareholders’ equity and comprehensive (loss) income as a result of the restatement were due to changes in net income during the each of the interim periods within the nine months ended September 30, 2022. We have not included restated condensed consolidated statements of cash flows herein as Net cash provided by (used in) operating activities in each of these interim periods is unchanged by the restatements. The errors offset within operating activities and none of the errors involved investing or financing activities.

The following tables represent our restated unaudited condensed consolidated statements of operations and condensed consolidated balance sheets for each interim period within the nine months ended September 30, 2022. 2022 comparative amounts presented in our 2023 Quarterly Reports on Form 10-Q will be changed retrospectively to reflect the restatement and recast.

There is no impact to the results reported in the 2022 annual financial statements as the errors originated and are being corrected within the annual period. There was no impact to any previously reported annual periods or quarterly results within those annual periods.

We have presented below a reconciliation from the previously reported to the restated amounts for the quarters ended September 30, 2022, June 30, 2022 and March 31, 2022. The amounts labeled “As Previously Reported” were derived from our Quarterly Reports on Form 10-Q filed on October 27, 2022, July 28, 2022 and April 28, 2022, respectively. As discussed in Note 2, in September 2022, we announced our decision to retain the Water Resources and Mineral Services ("WMS") businesses that were previously classified as held for sale and reported in discontinued operations. In connection with the reclassification of the WMS businesses from discontinued operations to continuing operations, the condensed consolidated statements of income for the periods ended June 30, 2022 and March 31, 2022, as previously reported, have been recast to include Inliner through the date of sale, as well as the ongoing operations of Water Resources and Mineral Services in continuing operations.

The effects of the prior-period errors and the recast of our WMS businesses as continuing operations on our condensed consolidated financial statements are as follows:

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited - in thousands, except per share data)

	As Restated		As Restated and Recast
	September 30, 2022		June 30, 2022		March 31, 2022
	Three months ended	Nine months ended	Three months ended	Six months ended	Three months ended
Revenue
Construction	$847,371	$2,138,858	$713,221	$1,291,487	$578,266
Materials	161,539	373,185	136,026	211,646	75,620
Total revenue	1,008,910	2,512,043	849,247	1,503,133	653,886
Cost of revenue
Construction	754,354	1,907,110	632,969	1,152,756	519,787
Materials	139,501	332,220	118,712	192,719	74,007
Total cost of revenue	893,855	2,239,330	751,681	1,345,475	593,794
Gross profit	115,055	272,713	97,566	157,658	60,092
Selling, general and administrative expenses	61,795	192,036	60,121	130,241	70,120
Other costs, net	(490)	22,401	16,612	22,891	6,279
Gain on sales of property and equipment, net	(949)	(10,462)	(8,915)	(9,513)	(598)
Operating income (loss)	54,699	68,738	29,748	14,039	(15,709)
Other (income) expense
Interest income	(1,894)	(3,246)	(782)	(1,352)	(570)
Interest expense	2,519	10,003	3,899	7,484	3,585
Equity in income of affiliates	(3,491)	(9,656)	(4,876)	(6,165)	(1,289)
Other income, net	77	4,646	3,261	4,569	1,308
Total other (income) expense, net	(2,789)	1,747	1,502	4,536	3,034
Income (loss) before income taxes	57,488	66,991	28,246	9,503	(18,743)
Provision for (benefit from) income taxes	(7,710)	7,310	8,668	15,020	6,352
Net income (loss)	65,198	59,681	19,578	(5,517)	(25,095)
Amount attributable to non-controlling interests	4,104	1,569	(897)	(2,535)	(1,638)
Net income (loss) attributable to Granite Construction Incorporated	$69,302	$61,250	$18,681	$(8,052)	$(26,733)

Net income per share attributable to common shareholders
Basic earnings (loss) per share	$1.58	$1.37	$0.42	$(0.18)	$(0.58)
Diluted earnings (loss) per share	$1.36	$1.25	$0.39	$(0.18)	$(0.58)
Weighted average shares outstanding:
Basic	43,973	44,739	44,534	45,128	45,730
Diluted	51,863	52,613	52,295	45,128	45,730

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited - in thousands)

	As Restated
	September 30, 2022	June 30, 2022	March 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$255,084	$175,022	$360,911
Short-term marketable securities	39,873	45,000	14,953
Receivables, net	618,144	527,277	380,502
Contract asset	237,407	190,187	172,641
Inventories	81,296	78,634	74,356
Equity in construction joint ventures	185,343	187,028	191,183
Other current assets	157,231	160,923	167,679
Current assets held for sale	-	222,779	211,639
Total current assets	1,574,378	1,586,850	1,573,864
Property and equipment, net	500,827	464,593	450,250
Long-term marketable securities	21,575	21,675	21,775
Investment in affiliates	78,663	23,203	22,987
Goodwill	73,704	53,715	53,715
Right of use assets	49,590	45,404	48,920
Deferred income taxes, net	45,650	25,458	25,880
Other noncurrent assets	58,265	64,008	65,888
Total assets	$2,402,652	$2,284,906	$2,263,279

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$1,438	$1,429	$8,735
Accounts payable	398,285	331,728	285,390
Contract liabilities	191,037	179,322	160,994
Accrued Expenses and other current liabilities	461,266	440,899	438,441
Current liabilities held for sale	-	46,706	42,106
Total current liabilities	1,052,026	1,000,084	935,666
Long-term debt	286,872	286,801	290,549
Lease liabilities	32,701	31,182	32,682
Other long-term liabilities	60,664	61,868	62,493
Commitments and contingencies
Equity
Preferred stock	-	-	-
Common stock	437	441	454
Additional Paid In Capital	468,662	467,159	515,262
Accumulated other comprehensive income	535	2,388	1,573
Retained Earnings	465,134	401,667	388,756
Total Granite Construction Incorporated shareholders’ equity	934,768	871,655	906,045
Non-controlling interest	35,621	33,316	35,844
Total equity	970,389	904,971	941,889
Total liabilities and equity	$2,402,652	$2,284,906	$2,263,279

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited - in thousands, except per share data)

	Three months ended September 30, 2022
	As Previously Reported	Restatement Impacts	As Restated
Revenue
Construction	$848,267	$(896)	$847,371
Materials	161,539	-	161,539
Total revenue	1,009,806	(896)	1,008,910
Cost of revenue
Construction	749,938	4,416	754,354
Materials	139,501	-	139,501
Total cost of revenue	889,439	4,416	893,855
Gross profit	120,367	(5,312)	115,055
Selling, general and administrative expenses	61,795	-	61,795
Other costs, net	(490)	-	(490)
Gain on sales of property and equipment, net	(949)	-	(949)
Operating income	60,011	(5,312)	54,699
Other (income) expense
Interest income	(1,894)	-	(1,894)
Interest expense	2,519	-	2,519
Equity in income of affiliates	(3,491)	-	(3,491)
Other income, net	77	-	77
Total other (income), net	(2,789)	-	(2,789)
Income before income taxes	62,800	(5,312)	57,488
Provision for (benefit from) income taxes	(6,489)	(1,221)	(7,710)
Net income	69,289	(4,091)	65,198
Amount attributable to non-controlling interests	4,104	-	4,104
Net income attributable to Granite Construction Incorporated	$73,393	$(4,091)	$69,302

Net income per share attributable to common shareholders
Basic earnings per share	$1.67	$(0.09)	$1.58
Diluted earnings per share	$1.44	$(0.08)	$1.36
Weighted average shares outstanding:
Basic	43,973	-	43,973
Diluted	51,863	-	51,863

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited - in thousands, except per share data)

	Nine months ended September 30, 2022
	As Previously Reported	Restatement Impacts	As Restated
Revenue
Construction	$2,141,009	$(2,151)	$2,138,858
Materials	373,185	-	373,185
Total revenue	2,514,194	(2,151)	2,512,043
Cost of revenue
Construction	1,903,949	3,161	1,907,110
Materials	332,220	-	332,220
Total cost of revenue	2,236,169	3,161	2,239,330
Gross profit	278,025	(5,312)	272,713
Selling, general and administrative expenses	192,036	-	192,036
Other costs, net	19,445	2,956	22,401
Gain on sales of property and equipment, net	(10,462)	-	(10,462)
Operating income	77,006	(8,268)	68,738
Other (income) expense
Interest income	(3,246)	-	(3,246)
Interest expense	10,003	-	10,003
Equity in income of affiliates	(9,656)	-	(9,656)
Other income, net	4,646	-	4,646
Total other expense, net	1,747	-	1,747
Income before income taxes	75,259	(8,268)	66,991
Provision for (benefit from) income taxes	(777)	8,087	7,310
Net income	76,036	(16,355)	59,681
Amount attributable to non-controlling interests	1,569	-	1,569
Net income attributable to Granite Construction Incorporated	$77,605	$(16,355)	$61,250

Net income per share attributable to common shareholders
Basic earnings per share	$1.73	$(0.36)	$1.37
Diluted earnings per share	$1.56	$(0.31)	$1.25
Weighted average shares outstanding:
Basic	44,739	-	44,739
Diluted	52,613	-	52,613

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited - in thousands, except per share data)

	Three months ended June 30, 2022
	As Previously Reported	Restatement Impacts	As Restated	Discontinued Operations Reclassification Impacts	As Restated and Recast
Revenue
Construction	$632,260	$(1,893)	$630,367	$82,854	$713,221
Materials	136,026	-	136,026	-	136,026
Total revenue	768,286	(1,893)	766,393	82,854	849,247
Cost of revenue
Construction	571,094	(6,018)	565,076	67,893	632,969
Materials	118,712	-	118,712	-	118,712
Total cost of revenue	689,806	(6,018)	683,788	67,893	751,681
Gross profit	78,480	4,125	82,605	14,961	97,566
Selling, general and administrative expenses	53,162	-	53,162	6,959	60,121
Other costs, net	20,177	-	20,177	(3,565)	16,612
Gain on sales of property and equipment, net	(385)	-	(385)	(8,530)	(8,915)
Operating income	5,526	4,125	9,651	20,097	29,748
Other (income) expense
Interest income	(782)	-	(782)	-	(782)
Interest expense	3,896	-	3,896	3	3,899
Equity in income of affiliates	(541)	-	(541)	(4,335)	(4,876)
Other income, net	3,357	-	3,357	(96)	3,261
Total other expense, net	5,930	-	5,930	(4,428)	1,502
Income (loss) from continuing operations before income taxes	(404)	4,125	3,721	24,525	28,246
Provision for (benefit from) income taxes on continuing operations	2,549	911	3,460	5,208	8,668
Net income (loss) from continuing operations	(2,953)	3,214	261	19,317	19,578
Net Income (loss) from discontinued operations	19,521	(204)	19,317	(19,317)	-
Net income	16,568	3,010	19,578	-	19,578
Amount attributable to non-controlling interests	583	(1,480)	(897)	-	(897)
Net income (loss) attributable to Granite Construction Incorporated from continuing operations	(2,370)	1,734	(636)	19,317	18,681
Net income attributable to Granite Construction Incorporated from discontinued operations	19,521	(204)	19,317	(19,317)	-
Net income attributable to Granite Construction Incorporated	$17,151	$1,530	$18,681	$-	$18,681

Net income (loss) per share attributable to common shareholders
Basic continuing operations per share	$(0.05)	$0.04	$(0.01)	$0.43	$0.42
Basic discontinued operations per share	0.44	(0.01)	0.43	(0.43)	-
Basic earnings per share	$0.39	$0.03	$0.42	$-	$0.42

Diluted continuing operations per share	$(0.05)	$0.04	$(0.01)	$0.40	$0.39
Diluted discontinued operations per share	0.44	(0.01)	0.43	(0.43)	-
Diluted earnings per share	$0.39	$0.03	$0.42	$(0.03)	$0.39
Weighted average shares outstanding:
Basic	44,534	-	44,534	-	44,534
Diluted	44,534	-	44,534	-	52,295

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited - in thousands, except per share data)

	Six months ended June 30, 2022
	As Previously Reported	Restatement Impacts	As Restated	Discontinued Operations Reclassification Impacts	As Restated and Recast
Revenue
Construction	$1,107,195	$-	$1,107,195	$184,292	$1,291,487
Materials	208,677	-	208,677	2,969	211,646
Total revenue	1,315,872	-	1,315,872	187,261	1,503,133
Cost of revenue
Construction	997,837	-	997,837	154,919	1,152,756
Materials	189,780	-	189,780	2,939	192,719
Total cost of revenue	1,187,617	-	1,187,617	157,858	1,345,475
Gross profit	128,255	-	128,255	29,403	157,658
Selling, general and administrative expenses	111,663	-	111,663	18,578	130,241
Other costs, net	28,391	-	28,391	(5,500)	22,891
Gain on sales of property and equipment, net	(717)	-	(717)	(8,796)	(9,513)
Operating income (loss)	(11,082)	-	(11,082)	25,121	14,039
Other (income) expense
Interest income	(1,405)	-	(1,405)	53	(1,352)
Interest expense	7,471	-	7,471	13	7,484
Equity in income of affiliates	(235)	-	(235)	(5,930)	(6,165)
Other income, net	4,739	-	4,739	(170)	4,569
Total other expense, net	10,570	-	10,570	(6,034)	4,536
Income (loss) from continuing operations before income taxes	(21,652)	-	(21,652)	31,155	9,503
Provision for (benefit from) income taxes on continuing operations	(2,782)	(48)	(2,830)	17,850	15,020
Net (loss) from continuing operations	(18,870)	48	(18,822)	13,305	(5,517)
Net Income from discontinued operations	25,617	(12,312)	13,305	(13,305)	-
Net income (loss)	6,747	(12,264)	(5,517)	-	(5,517)
Amount attributable to non-controlling interests	(2,535)	-	(2,535)	-	(2,535)
Net (loss) attributable to Granite Construction Incorporated from continuing operations	(21,405)	48	(21,357)	13,305	(8,052)
Net income attributable to Granite Construction Incorporated from discontinued operations	25,617	(12,312)	13,305	(13,305)	-
Net income (loss) attributable to Granite Construction Incorporated	$4,212	$(12,264)	$(8,052)	$-	$(8,052)

Net income (loss) per share attributable to common shareholders
Basic continuing operations per share	$(0.47)	$-	$(0.47)	$0.29	$(0.18)
Basic discontinued operations per share	0.57	(0.28)	0.29	(0.29)	-
Basic earnings (loss) per share	$0.10	$(0.28)	$(0.18)	$-	$(0.18)

Diluted continuing operations per share	$(0.47)	$-	$(0.47)	$0.29	$(0.18)
Diluted discontinued operations per share	0.57	(0.28)	0.29	(0.29)	-
Diluted earnings (loss) per share	$0.10	$(0.28)	$(0.18)	$-	$(0.18)
Weighted average shares outstanding:
Basic	45,128	-	45,128	-	45,128
Diluted	45,128	-	45,128	-	45,128

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited - in thousands, except per share data)

	Three months ended March 31, 2022
	As Previously Reported	Restatement Impacts	As Restated	Discontinued Operations Reclassification Impacts	As Restated and Recast
Revenue
Construction	$474,935	$1,893	$476,828	$101,438	$578,266
Materials	72,651	-	72,651	2,969	75,620
Total revenue	547,586	1,893	549,479	104,407	653,886
Cost of revenue
Construction	426,743	6,019	432,762	87,025	519,787
Materials	71,068	-	71,068	2,939	74,007
Total cost of revenue	497,811	6,019	503,830	89,964	593,794
Gross profit	49,775	(4,126)	45,649	14,443	60,092
Selling, general and administrative expenses	58,501	-	58,501	11,619	70,120
Other costs, net	8,214	-	8,214	(1,935)	6,279
Gain on sales of property and equipment, net	(332)	-	(332)	(266)	(598)
Operating loss	(16,608)	(4,126)	(20,734)	5,025	(15,709)
Other (income) expense
Interest income	(623)	-	(623)	53	(570)
Interest expense	3,575	-	3,575	10	3,585
Equity in income (loss) of affiliates	306	-	306	(1,595)	(1,289)
Other income, net	1,382	-	1,382	(74)	1,308
Total other expense, net	4,640	-	4,640	(1,606)	3,034
Loss from continuing operations before income taxes	(21,248)	(4,126)	(25,374)	6,631	(18,743)
Provision for (benefit from) income taxes on continuing operations	(5,331)	(958)	(6,289)	12,641	6,352
Net loss from continuing operations	(15,917)	(3,168)	(19,085)	(6,010)	(25,095)
Net Income (loss) from discontinued operations	6,096	(12,106)	(6,010)	6,010	-
Net (loss)	(9,821)	(15,274)	(25,095)	-	(25,095)
Amount attributable to non-controlling interests	(3,118)	1,480	(1,638)	-	(1,638)
Net loss attributable to Granite Construction Incorporated from continuing operations	(19,035)	(1,688)	(20,723)	(6,010)	(26,733)
Net income (loss) attributable to Granite Construction Incorporated from discontinued operations	6,096	(12,106)	(6,010)	6,010	-
Net loss attributable to Granite Construction Incorporated	$(12,939)	$(13,794)	$(26,733)	$-	$(26,733)

Net income (loss) per share attributable to common shareholders
Basic continuing operations per share	$(0.42)	$(0.03)	$(0.45)	$(0.13)	$(0.58)
Basic discontinued operations per share	0.13	(0.26)	(0.13)	0.13	-
Basic loss per share	$(0.29)	$(0.29)	$(0.58)	$-	$(0.58)

Diluted continuing operations per share	$(0.42)	$(0.03)	$(0.45)	$(0.13)	$(0.58)
Diluted discontinued operations per share	0.13	(0.26)	(0.13)	0.13	-
Diluted loss per share	$(0.29)	$(0.29)	$(0.58)	$-	$(0.58)
Weighted average shares outstanding:
Basic	45,730	-	45,730	-	45,730
Diluted	45,730	-	45,730	-	45,730

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited - in thousands, except share and per share data)

	September 30, 2022
	As Previously Reported	Restatement Impacts	As Restated
ASSETS
Current assets
Cash and cash equivalents	$255,084	$-	$255,084
Short-term marketable securities	39,873	-	39,873
Receivables, net	618,144	-	618,144
Contract asset	241,238	(3,831)	237,407
Inventories	81,296	-	81,296
Equity in construction joint ventures	186,824	(1,481)	185,343
Other current assets	157,231	-	157,231
Total current assets	1,579,690	(5,312)	1,574,378
Property and equipment, net	500,827	-	500,827
Long-term marketable securities	21,575	-	21,575
Investment in affiliates	78,663	-	78,663
Goodwill	73,704	-	73,704
Right of use assets	49,590	-	49,590
Deferred income taxes, net	45,650	-	45,650
Other noncurrent assets	58,265	-	58,265
Total assets	$2,407,964	$(5,312)	$2,402,652

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$1,438	$-	$1,438
Accounts payable	398,285	-	398,285
Contract liabilities	191,037	-	191,037
Accrued Expenses and other current liabilities	450,223	11,043	461,266
Total current liabilities	1,040,983	11,043	1,052,026
Long-term debt	286,872	-	286,872
Lease liabilities	32,701	-	32,701
Other long-term liabilities	60,664	-	60,664
Commitments and contingencies
Equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	-	-	-
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding: 43,723,658 shares as of September 30, 2022	437	-	437
Additional Paid In Capital	468,662	-	468,662
Accumulated other comprehensive income	535	-	535
Retained Earnings	481,489	(16,355)	465,134
Total Granite Construction Incorporated shareholders’ equity	951,123	(16,355)	934,768
Non-controlling interest	35,621	-	35,621
Total equity	986,744	(16,355)	970,389
Total liabilities and equity	$2,407,964	$(5,312)	$2,402,652

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited - in thousands, except share and per share data)

	June 30, 2022
	As Previously Reported	Restatement Impacts	As Restated
ASSETS
Current assets
Cash and cash equivalents	$175,022	$-	$175,022
Short-term marketable securities	45,000	-	45,000
Receivables, net	527,277	-	527,277
Contract asset	190,187	-	190,187
Inventories	78,634	-	78,634
Equity in construction joint ventures	187,028	-	187,028
Other current assets	167,349	(6,426)	160,923
Current assets held for sale	222,779	-	222,779
Total current assets	1,593,276	(6,426)	1,586,850
Property and equipment, net	464,593	-	464,593
Long-term marketable securities	21,675	-	21,675
Investment in affiliates	23,203	-	23,203
Goodwill	53,715	-	53,715
Right of use assets	45,404	-	45,404
Deferred income taxes, net	25,458	-	25,458
Other noncurrent assets	64,008	-	64,008
Total assets	$2,291,332	$(6,426)	$2,284,906

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$1,429	$-	$1,429
Accounts payable	331,728	-	331,728
Contract liabilities	179,322	-	179,322
Accrued Expenses and other current liabilities	435,061	5,838	440,899
Current liabilities held for sale	46,706	-	46,706
Total current liabilities	994,246	5,838	1,000,084
Long-term debt	286,801	-	286,801
Lease liabilities	31,182	-	31,182
Other long-term liabilities	61,868	-	61,868
Commitments and contingencies
Equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	-	-	-
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding: 44,078,469 shares as of June 30, 2022	441	-	441
Additional Paid In Capital	467,159	-	467,159
Accumulated other comprehensive income	2,388	-	2,388
Retained Earnings	413,931	(12,264)	401,667
Total Granite Construction Incorporated shareholders’ equity	883,919	(12,264)	871,655
Non-controlling interest	33,316	-	33,316
Total equity	917,235	(12,264)	904,971
Total liabilities and equity	$2,291,332	$(6,426)	$2,284,906

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited - in thousands, except share and per share data)

	March 31, 2022
	As Previously Reported	Restatement Impacts	As Restated
ASSETS
Current assets
Cash and cash equivalents	$360,911	$-	$360,911
Short-term marketable securities	14,953	-	14,953
Receivables, net	380,502	-	380,502
Contract asset	180,023	(7,382)	172,641
Inventories	74,356	-	74,356
Equity in construction joint ventures	191,183	-	191,183
Other current assets	179,024	(11,345)	167,679
Current assets held for sale	211,774	(135)	211,639
Total current assets	1,592,726	(18,862)	1,573,864
Property and equipment, net	450,250	-	450,250
Long-term marketable securities	21,775	-	21,775
Investment in affiliates	22,987	-	22,987
Goodwill	53,715	-	53,715
Right of use assets	48,920	-	48,920
Deferred income taxes, net	25,880	-	25,880
Other noncurrent assets	65,888	-	65,888
Total assets	$2,282,141	$(18,862)	$2,263,279

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$8,735	$-	$8,735
Accounts payable	285,390	-	285,390
Contract liabilities	165,358	(4,364)	160,994
Accrued Expenses and other current liabilities	439,525	(1,084)	438,441
Current liabilities held for sale	40,246	1,860	42,106
Total current liabilities	939,254	(3,588)	935,666
Long-term debt	290,549	-	290,549
Lease liabilities	32,682	-	32,682
Other long-term liabilities	62,493	-	62,493
Commitments and contingencies
Equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	-	-	-
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding: 45,364,137 shares as of March 31, 2022	454	-	454
Additional Paid In Capital	515,262	-	515,262
Accumulated other comprehensive income	1,573	-	1,573
Retained Earnings	402,550	(13,794)	388,756
Total Granite Construction Incorporated shareholders’ equity	919,839	(13,794)	906,045
Non-controlling interest	37,324	(1,480)	35,844
Total equity	957,163	(15,274)	941,889
Total liabilities and equity	$2,282,141	$(18,862)	$2,263,279