Form 10-Q
period 2023-03-31
GRANITE CONSTRUCTION INC
filed 2023-05-02
CIK 861459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 26, 2023.

Class	Outstanding
Common stock, $0.01 par value	43,880,771

EXPLANATORY NOTE
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2023 and 2022
Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2023 and 2022
Condensed Consolidated Statements of Shareholders’ Equity for the Three Months Ended March 31, 2023 and 2022
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2023 and 2022
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
SIGNATURES
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32
EXHIBIT 95
EXHIBIT 101.INS
EXHIBIT 101.SCH
EXHIBIT 101.CAL
EXHIBIT 101.DEF
EXHIBIT 101.LAB
EXHIBIT 101.PRE
EXHIBIT 104

EXPLANATORY NOTE

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 filed on February 21, 2023, the restatement of our unaudited quarterly financial information for the first three quarters in the year ended December 31, 2022 is necessary to correct for (a) errors related to deferred taxes and the calculation of income tax expense in connection with the sale of the Company’s trenchless and pipe rehabilitation services business (“Inliner”), which was completed in the first quarter of 2022 and was classified within discontinued operations in the Company’s condensed consolidated statement of operations during the first and second quarters of 2022 and (b) other immaterial errors, including certain errors that had previously been adjusted for as out of period corrections.

The financial information for the three months ended March 31, 2022 presented herein also includes adjustments to retrospectively reclassify the results of the former Water and Mineral Services businesses from discontinued operations to continuing operations.

We have reflected the impact of the restatement and reclassification of discontinued operations on our unaudited condensed consolidated financial information as of and for the three months ended March 31, 2022 herein. See Note 3 of “Notes to the Condensed Consolidated Financial Statements” for additional information.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited - in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents ($112,340 and $102,547 related to consolidated construction joint ventures (“CCJVs”))	$199,751	$293,991
Short-term marketable securities	39,754	39,374
Receivables, net ($25,488 and $39,281 related to CCJVs)	397,231	463,987
Contract assets ($86,027 and $80,306 related to CCJVs)	288,146	241,916
Inventories	97,893	86,809
Equity in construction joint ventures	182,063	183,808
Other current assets ($3,145 and $5,694 related to CCJVs)	41,397	37,411
Total current assets	1,246,235	1,347,296
Property and equipment, net ($7,540 and $7,834 related to CCJVs)	531,457	509,210
Long-term marketable securities	16,575	26,569
Investments in affiliates	83,335	80,725
Goodwill	73,703	73,703
Right of use assets	43,886	49,079
Deferred income taxes, net	22,080	22,208
Other noncurrent assets	60,116	59,143
Total assets	$2,077,387	$2,167,933

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$1,456	$1,447
Accounts payable ($43,009 and $57,534 related to CCJVs)	295,125	334,392
Contract liabilities ($46,943 and $62,675 related to CCJVs)	160,245	173,286
Accrued expenses and other current liabilities ($7,570 and $8,451 related to CCJVs)	266,541	288,469
Total current liabilities	723,367	797,594
Long-term debt	287,000	286,934
Long-term lease liabilities	27,934	32,170
Deferred income taxes, net	1,678	1,891
Other long-term liabilities	64,997	64,199
Commitments and contingencies (see Note 17)
Equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	—	—
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding: 43,880,224 shares as of March 31, 2023 and 43,743,907 shares as of December 31, 2022	439	437
Additional paid-in capital	471,782	470,407
Accumulated other comprehensive income	653	788
Retained earnings	452,583	481,384
Total Granite Construction Incorporated shareholders’ equity	925,457	953,016
Non-controlling interests	46,954	32,129
Total equity	972,411	985,145
Total liabilities and equity	$2,077,387	$2,167,933

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited - in thousands, except per share data)

		As Restated and Recast
Three Months Ended March 31,	2023	2022
Revenue
Construction	$503,416	$578,266
Materials	56,652	75,620
Total revenue	560,068	653,886
Cost of revenue
Construction	466,711	519,787
Materials	60,998	74,007
Total cost of revenue	527,709	593,794
Gross profit	32,359	60,092
Selling, general and administrative expenses	73,122	70,120
Other costs, net	4,523	6,279
Gain on sales of property and equipment, net	(2,037)	(598)
Operating loss	(43,249)	(15,709)
Other (income) expense
Interest income	(3,762)	(570)
Interest expense	2,891	3,585
Equity in income of affiliates, net	(5,187)	(1,289)
Other (income) expense, net	(1,950)	1,308
Total other (income) expense, net	(8,008)	3,034
Loss before income taxes	(35,241)	(18,743)
Provision for (benefit from) income taxes	(9,469)	6,352
Net loss	(25,772)	(25,095)
Amount attributable to non-controlling interests	2,749	(1,638)
Net loss attributable to Granite Construction Incorporated	$(23,023)	$(26,733)

Net loss per share attributable to common shareholders (see Note 15):
Basic	$(0.53)	$(0.58)
Diluted	$(0.53)	$(0.58)
Weighted average shares outstanding:
Basic	43,764	45,730
Diluted	43,764	45,730

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited - in thousands)

		As Restated
Three Months Ended March 31,	2023	2022
Net loss	$(25,772)	$(25,095)
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on cash flow hedges, net of tax	$(192)	$2,436
Less: reclassification for net gains included in interest expense, net of tax	—	1,760
Net change	$(192)	$4,196
Foreign currency translation adjustments, net	57	736
Other comprehensive income (loss), net of tax	$(135)	$4,932
Comprehensive loss, net of tax	$(25,907)	$(20,163)
Non-controlling interests in comprehensive income, net of tax	2,749	(1,638)
Comprehensive loss attributable to Granite Construction Incorporated, net of tax	$(23,158)	$(21,801)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited - in thousands, except share data)

	Outstanding Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Granite Shareholders’ Equity	Non-controlling Interests	Total Equity
Balances at December 31, 2022	43,743,907	$437	$470,407	$788	$481,384	$953,016	$32,129	$985,145
Net loss	—	—	—	—	(23,023)	(23,023)	(2,749)	(25,772)
Other comprehensive loss	—	—	—	(135)	—	(135)	—	(135)
Repurchases of common stock (1)	(87,260)	—	(3,523)	—	—	(3,523)	—	(3,523)
RSUs vested	223,967	2	(2)	—	—	—	—	—
Dividends on common stock ($0.13 per share)	—	—	74	—	(5,778)	(5,704)	—	(5,704)
Transactions with non-controlling interests	—	—	—	—	—	—	17,574	17,574
Stock-based compensation expense and other	(390)	—	4,826	—	—	4,826	—	4,826
Balances at March 31, 2023	43,880,224	$439	$471,782	$653	$452,583	$925,457	$46,954	$972,411

Balances at December 31, 2021	45,840,260	$458	$559,752	$(3,359)	$410,831	$967,682	$27,881	$995,563
Cumulative effect of newly adopted accounting standard	—	—	(26,961)	—	10,543	(16,418)	—	(16,418)
Balances at January 1, 2022	45,840,260	458	532,791	(3,359)	421,374	951,264	27,881	979,145
Net income (loss) (as restated)	—	—	—	—	(26,733)	(26,733)	1,638	(25,095)
Other comprehensive income	—	—	—	4,932	—	4,932	—	4,932
Repurchases of common stock (1)	(665,880)	(6)	(20,206)	—	—	(20,212)	—	(20,212)
RSUs vested	190,170	2	(2)	—	—	—	—	—
Dividends on common stock ($0.13 per share)	—	—	69	—	(5,885)	(5,816)	—	(5,816)
Transactions with non-controlling interests	—	—	—	—	—	—	6,325	6,325
Stock-based compensation expense and other	(413)	—	2,610	—	—	2,610	—	2,610
Balances at March 31, 2022 (as restated)	45,364,137	$454	$515,262	$1,573	$388,756	$906,045	$35,844	$941,889
(1) This amount represents employee tax withholding for restricted stock units ("RSUs") vested under our equity incentive plans in 2022 and 2023 and stock repurchased in 2022 under the Board approved repurchase plan. During the three months ended March 31, 2023 and 2022, there were 87,260 shares and 54,880 shares, respectively, withheld related to employee taxes for RSUs. During the three months ended March 31, 2022, we also repurchased 611,000 shares under the share repurchase program.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - in thousands)

		As Restated
Three Months Ended March 31,	2023	2022
Operating activities
Net loss	$(25,772)	$(25,095)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	19,733	16,737
Amortization related to long-term debt	472	652
Gain on sale of business	—	(3,278)
Gain on sales of property and equipment, net	(2,037)	(598)
Deferred income taxes	—	2,545
Stock-based compensation	4,828	2,614
Equity in net (income) loss from unconsolidated joint ventures	(911)	3,627
Net income from affiliates	(5,187)	(1,289)
Other non-cash adjustments	(151)	(299)
Changes in assets and liabilities:
Receivables	66,800	85,957
Contract assets, net	(59,307)	(69,819)
Inventories	(11,083)	(13,805)
Contributions to unconsolidated construction joint ventures	(3,350)	(12,840)
Distributions from unconsolidated construction joint ventures and affiliates	2,478	250
Other assets, net	(5,724)	9,652
Accounts payable	(42,955)	(44,028)
Accrued expenses and other liabilities, net	(14,522)	(1,163)
Net cash used in operating activities	$(76,688)	$(50,180)
Investing activities
Purchases of marketable securities	—	(19,940)
Maturities of marketable securities	10,000	—
Purchases of property and equipment	(40,461)	(31,269)
Proceeds from sales of property and equipment	4,518	2,483
Proceeds from company owned life insurance	1,545	—
Proceeds from the sale of business	—	142,571
Issuance of notes receivable	—	(4,560)
Collection of notes receivable	62	111
Net cash provided by (used in) investing activities	$(24,336)	$89,396
Financing activities
Debt principal repayments	(256)	(63,059)
Cash dividends paid	(5,687)	(5,959)
Repurchases of common stock	(3,523)	(20,212)
Contributions from non-controlling partners	17,600	6,325
Distributions to non-controlling partners	(1,350)	—
Other financing activities, net	—	1
Net cash provided by (used in) financing activities	$6,784	$(82,904)
Net decrease in cash, cash equivalents and restricted cash	(94,240)	(43,688)
Cash, cash equivalents and $0 and $1,512 in restricted cash at beginning of period	293,991	413,655
Cash, cash equivalents and $0 and $1,512 in restricted cash at end of period	$199,751	$369,967

Supplementary Information
Right of use assets obtained in exchange for lease obligations	$3,388	$3,502
Cash paid during the period for:
Operating lease liabilities	$5,824	$5,862
Interest	$1,012	$2,090
Income taxes	$166	$2
Other non-cash operating activities:
Performance guarantees	$(6,513)	$—
Non-cash investing and financing activities:
RSUs issued, net of forfeitures	$9,552	$6,606
Dividends declared but not paid	$5,704	$5,897
Contributions from non-controlling partners	$1,324	$—
Accrued equipment purchases	$3,693	$5,511

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  General

Basis of Presentation: The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (“we,” “us,” “our,” the “Company” or “Granite”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), are unaudited and should be read in conjunction with our Annual Report on Form 10-K for the year ended  December 31, 2022 (“Annual Report”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to state fairly our financial position at  March 31, 2023 and 2022 and the results of our operations and cash flows for the periods presented. The  December 31, 2022 condensed consolidated balance sheet data included herein was derived from audited consolidated financial statements but does not include all disclosures required by U.S. GAAP.

Seasonality: Our operations are typically affected more by weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability. Therefore, the results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year.

Subsequent Event: On April 24, 2023, we completed the purchase of Coast Mountain Resources (2020) Ltd. (“CMR”) for approximately $27 million, subject to certain adjustments. CMR is a construction aggregate producer based in British Columbia, Canada operating on Malahat First Nation land. This acquisition is not expected to have a material impact on our results of operations.

2.  Recently Issued and Adopted Accounting Pronouncements

We closely monitor all Accounting Standards Updates issued by the Financial Accounting Standards Board and other authoritative guidance. There are currently no recently issued accounting pronouncements that are expected to have a material impact on our financial statements. No new accounting pronouncements were adopted in the three months ended March 31, 2023 that had a material impact on our financial statements.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

3.  Restatement and Recast

Restatement and Recast Background

As disclosed in our Annual Report, we identified errors during the preparation of the Annual Report related to deferred taxes and the calculation of income tax expense of $12.3 million in connection with the sale of Inliner, which was completed in the first quarter of 2022 and was classified within discontinued operations in the Company's condensed consolidated financial statements during the first and second quarters of 2022 and in Other costs, net and Provision for income taxes during the third quarter of 2022. As a result, our previously issued unaudited quarterly financial information for each interim period within the nine months ended  September 30, 2022 require restatement. The restated financial information also includes adjustments to correct other immaterial errors in the first three quarters of 2022, including certain errors (primarily in revenue and cost of revenue, including the associated tax impact) that had previously been adjusted for as out of period corrections in the periods identified.

During the fourth quarter of 2021, we concluded that the assets and liabilities of our former Water and Mineral Services operating group (“WMS”) met the criteria for classification as held for sale and the results of operations were presented as discontinued operations. This included: our trenchless and pipe rehabilitation services business (“Inliner”); our water supply, treatment, delivery and maintenance business (“Water Resources”); and our mineral exploration drilling business (“Mineral Services”). During the first quarter of 2022, we completed the sale of Inliner. In  September 2022, we announced our decision to retain the Water Resources and Mineral Services businesses that were previously classified as held for sale and reported in discontinued operations. In connection with the reclassification of the WMS businesses from discontinued operations to continuing operations, the condensed consolidated statement of operations for the period ended March 31, 2022, as previously reported, has been recast to include Inliner through the date of sale, as well as the ongoing operations of Water Resources and Mineral Services in continuing operations.

Description of Restatement and Recast Tables

We have presented below a reconciliation from the previously reported to the restated and recast amounts for the quarter ended  March 31, 2022. The amounts labeled “As Previously Reported” were derived from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed on April 28, 2022.

The impacts to the condensed consolidated statements of shareholders’ equity and comprehensive income (loss) as a result of the restatement were due to the changes in net loss for the three months ended March 31, 2022. In addition, there was no impact to net cash provided by (used in) investing and financing activities for the three months ended March 31, 2022 as a result of the restatement or recast.

The effects of the prior-period errors and the discontinued operations reclassification impacts on our condensed consolidated financial statements are as follows (in thousands, except per share data):

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

Three months ended March 31, 2022	As Previously Reported	Restatement Impacts	As Restated	Discontinued Operations Reclassification Impacts	As Restated and Recast
Revenue
Construction	$474,935	$1,893	$476,828	$101,438	$578,266
Materials	72,651	-	72,651	2,969	75,620
Total revenue	547,586	1,893	549,479	104,407	653,886
Cost of revenue
Construction	426,743	6,019	432,762	87,025	519,787
Materials	71,068	-	71,068	2,939	74,007
Total cost of revenue	497,811	6,019	503,830	89,964	593,794
Gross profit	49,775	(4,126)	45,649	14,443	60,092
Selling, general and administrative expenses	58,501	-	58,501	11,619	70,120
Other costs, net	8,214	-	8,214	(1,935)	6,279
Gain on sales of property and equipment, net	(332)	-	(332)	(266)	(598)
Operating loss	(16,608)	(4,126)	(20,734)	5,025	(15,709)
Other (income) expense
Interest income	(623)	-	(623)	53	(570)
Interest expense	3,575	-	3,575	10	3,585
Equity in income (loss) of affiliates	306	-	306	(1,595)	(1,289)
Other income, net	1,382	-	1,382	(74)	1,308
Total other expense, net	4,640	-	4,640	(1,606)	3,034
Loss from continuing operations before income taxes	(21,248)	(4,126)	(25,374)	6,631	(18,743)
Provision for (benefit from) income taxes on continuing operations	(5,331)	(958)	(6,289)	12,641	6,352
Net loss from continuing operations	(15,917)	(3,168)	(19,085)	(6,010)	(25,095)
Net Income (loss) from discontinued operations	6,096	(12,106)	(6,010)	6,010	-
Net loss	(9,821)	(15,274)	(25,095)	-	(25,095)
Amount attributable to non-controlling interests	(3,118)	1,480	(1,638)	-	(1,638)
Net loss attributable to Granite Construction Incorporated from continuing operations	(19,035)	(1,688)	(20,723)	(6,010)	(26,733)
Net income (loss) attributable to Granite Construction Incorporated from discontinued operations	6,096	(12,106)	(6,010)	6,010	-
Net loss attributable to Granite Construction Incorporated	$(12,939)	$(13,794)	$(26,733)	$-	$(26,733)

Net income (loss) per share attributable to common shareholders
Basic continuing operations per share	$(0.42)	$(0.03)	$(0.45)	$(0.13)	$(0.58)
Basic discontinued operations per share	0.13	(0.26)	(0.13)	0.13	-
Basic loss per share	$(0.29)	$(0.29)	$(0.58)	$-	$(0.58)

Diluted continuing operations per share	$(0.42)	$(0.03)	$(0.45)	$(0.13)	$(0.58)
Diluted discontinued operations per share	0.13	(0.26)	(0.13)	0.13	-
Diluted loss per share	$(0.29)	$(0.29)	$(0.58)	$-	$(0.58)
Weighted average shares outstanding:
Basic	45,730	-	45,730	-	45,730
Diluted	45,730	-	45,730	-	45,730

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

Three months ended March 31, 2022	As Previously Reported	Restatement Impacts	As Restated
Operating activities
Net loss	$(9,821)	$(15,274)	$(25,095)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	16,737	-	16,737
Amortization related to long-term debt	652	-	652
Gain on sale of business	(6,234)	2,956	(3,278)
Gain on sales of property and equipment, net	(598)	-	(598)
Deferred income taxes	2,545	-	2,545
Stock-based compensation	2,614	-	2,614
Equity in net loss from unconsolidated joint ventures	3,627	-	3,627
Net income from affiliates	(1,289)	-	(1,289)
Other non-cash adjustments	(299)	-	(299)
Changes in assets and liabilities:
Receivables	85,957	-	85,957
Contract assets, net	(72,632)	2,813	(69,819)
Inventories	(13,805)	-	(13,805)
Contributions to unconsolidated construction joint ventures	(12,840)	-	(12,840)
Distributions from unconsolidated construction joint ventures and affiliates	250	-	250
Other assets, net	1,264	8,388	9,652
Accounts payable	(44,028)	-	(44,028)
Accrued expenses and other liabilities, net	(2,280)	1,117	(1,163)
Net cash used in operating activities	$(50,180)	$-	$(50,180)

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

In our review of these changes for the three months ended March 31, 2023 and 2022, we did not identify any material amounts that should have been recorded in a prior period.

There were no increases from revisions in estimates, which individually had an impact of $5.0 million or more on gross profit for the three months ended March 31, 2023 and 2022.

There were no decreases from revisions in estimates, which individually had an impact of $5.0 million or more on gross profit for the three months ended March 31, 2022.

The projects with decreases from revisions in estimates during the three months ended March 31, 2023, which individually had an impact of $5.0 million or more on gross profit, are summarized as follows (dollars in millions, except per share data):

Three Months Ended March 31,	2023
Number of projects with downward estimate changes	2
Range of reduction in gross profit from each project, net	$6.2 - 11.4
Decrease to project profitability, net	$17.6
Decrease to net income/increase to net loss	$13.1
Amounts attributable to non-controlling interests	$5.7
Decrease to net income/increase to net loss attributable to Granite Construction Incorporated	$7.5
Decrease to net income/increase to net loss per diluted share attributable to common shareholders	$0.17

The decreases during the three months ended March 31, 2023 were due to additional costs related to changes in project duration, increased labor and materials costs, lower productivity than originally anticipated and unfavorable weather.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

5.  Disaggregation of Revenue

We disaggregate our revenue based on our reportable segments (see Note 18) and operating groups as these are the formats that are regularly reviewed by management. Our reportable segments are: Construction and Materials. In alphabetical order, our operating groups are: California, Central and Mountain. The following tables present our disaggregated revenue by operating group (in thousands):

Three Months Ended March 31,

2023	Construction	Materials	Total
California	$148,947	$30,138	$179,085
Central	171,002	11,556	182,558
Mountain	183,467	14,958	198,425
Total	$503,416	$56,652	$560,068

2022 (As Restated and Recast)	Construction	Materials	Total
California	$146,309	$45,687	$191,996
Central	219,894	10,362	230,256
Mountain	212,063	19,571	231,634
Total	$578,266	$75,620	$653,886

6.  Unearned Revenue

The following table presents our unearned revenue as of the respective periods:

(in thousands)	March 31, 2023	December 31, 2022
California	$1,011,489	$945,971
Central	1,437,759	1,444,983
Mountain	714,320	486,524
Total	$3,163,568	$2,877,478

All unearned revenue is in the Construction segment. Approximately $2.1 billion of the  March 31, 2023 unearned revenue is expected to be recognized within the next twelve months and the remaining amount will be recognized thereafter.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

7.  Contract Assets and Liabilities

As a result of changes in contract transaction price related to performance obligations that were satisfied or partially satisfied prior to the end of the periods, we recognized revenue of $44.2 million and $35.2 million during the three months ended March 31, 2023 and 2022, respectively. The changes in contract transaction price for the three months ended March 31, 2023 and 2022 were from items such as executed or estimated change orders and unresolved contract modifications and claims.

As of  March 31, 2023 and  December 31, 2022, the aggregate claim recovery estimates included in contract asset and liability balances were $74.0 million and $75.8 million, respectively.

The components of the contract asset balances as of the respective dates were as follows:

(in thousands)	March 31, 2023	December 31, 2022
Costs in excess of billings and estimated earnings	$125,918	$80,357
Contract retention	162,228	161,559
Total contract assets	$288,146	$241,916

As of  March 31, 2023 and  December 31, 2022, contract retention receivable from Brightline Trains Florida LLC represented 10.0% and 11.7%, respectively, of total contract assets. No other contract retention receivable individually exceeded 10% of total contract assets at any of the presented dates. The majority of the contract retention balance is expected to be collected within one year.

As work is performed, revenue is recognized and the corresponding contract liabilities are reduced. We recognized revenue of $123.0 million and $166.6 million during the three months ended March 31, 2023, and 2022, respectively, that was included in the contract liability balances at  December 31, 2022 and 2021, respectively.

The components of the contract liability balances as of the respective dates were as follows:

(in thousands)	March 31, 2023	December 31, 2022
Billings in excess of costs and estimated earnings, net of retention	$141,702	$152,294
Provisions for losses	18,543	20,992
Total contract liabilities	$160,245	$173,286

8.  Receivables, net

Receivables include billed and unbilled amounts for services provided to clients for which we have an unconditional right to payment as of the end of the applicable period and generally do not bear interest. The following table presents major categories of receivables:

(in thousands)	March 31, 2023	December 31, 2022
Contracts completed and in progress:
Billed	$190,635	$220,809
Unbilled	108,931	120,348
Total contracts completed and in progress	299,566	341,157
Materials sales	31,955	52,182
Other	66,807	71,790
Total gross receivables	398,328	465,129
Less: allowance for credit losses	1,097	1,142
Total net receivables	$397,231	$463,987

Included in other receivables at  March 31, 2023 and  December 31, 2022 were items such as estimated recovery from back charge claims, notes receivable, insurance receivable, fuel tax refunds and income tax refunds. Other receivables at March 31, 2023 and December 31, 2022 also included $24.9 million of working capital contributions in the form of a loan to a partner in one of our unconsolidated joint ventures that bears interest at prime plus 3.0% per annum. None of our customers had a receivable balance in excess of 10% of our total net receivables as of  March 31, 2023 or  December 31, 2022.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

9.  Fair Value Measurement

The following tables summarize significant assets and liabilities measured at fair value in the condensed consolidated balance sheets on a recurring basis for each of the fair value levels (in thousands):

	Fair Value Measurement at Reporting Date Using
March 31, 2023	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$42,821	$—	$—	$42,821
Total assets	$42,821	$—	$—	$42,821
Accrued and other current liabilities
Diesel collars	$—	$934	$—	$934
Commodity swaps	—	138	—	138
Total liabilities	$—	$1,072	$—	$1,072

December 31, 2022
Cash equivalents
Money market funds	$99,806	$—	$—	$99,806
Other current assets
Commodity swaps	—	121	—	121
Total assets	$99,806	$121	$—	$99,927

Commodity Derivatives

As of March 31, 2023 and December 31, 2022, we held commodity swaps for crude oil designated as cash flow hedges with a total outstanding notional amount of $14.0 million and $7.0 million, respectively, all maturing by October 31, 2023. The realized and unrealized losses associated with commodity swaps for the three months ended March 31, 2023 were immaterial. The realized gain associated with commodity swaps for the three months ended March 31, 2022 was immaterial and the unrealized gain was $3.3 million.

During the three months ended March 31, 2023, we entered into collar contracts to reduce our price exposure on diesel consumption. The collars were not designated as hedges and will be treated as a mark-to-market derivative instruments through the  September 2024 maturity dates. The financial statement impact for the three months ended March 31, 2023 was an unrealized loss of $0.9 million.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Other Assets and Liabilities

The carrying values and estimated fair values of financial instruments that are not required to be recorded at fair value in the condensed consolidated balance sheets were as follows:

		March 31, 2023		December 31, 2022
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Held-to-maturity marketable securities (1)	Level 1	$56,329	$55,272	$65,943	$64,584
Liabilities (including current maturities):
2.75% Convertible Notes (2)	Level 2	$230,000	$311,880	$230,000	$281,365
Credit Agreement - revolver (2)	Level 3	$50,000	$49,110	$50,000	$49,536

(1) All marketable securities as of March 31, 2023 and  December 31, 2022 were classified as held-to-maturity and consisted of U.S. Government and agency obligations and corporate commercial paper maturing in two months to three years.

(2) The fair value of our 2.75% convertible senior notes due 2024 (the "2.75% Convertible Notes") is based on the median price of the notes in an active market. The fair value of the Fourth Amended and Restated Credit Agreement (the "Credit Agreement") is based on borrowing rates available to us for long-term loans with similar terms, average maturities, and credit risk. See Note 14 for more information about the 2.75% Convertible Notes and the Credit Agreement.

During the three months ended March 31, 2023 and 2022, we did not record any fair value adjustments related to nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

10.  Construction Joint Ventures

We participate in various construction joint ventures. We have determined that certain of these joint ventures are consolidated because they are variable interest entities (“VIEs”) and we are the primary beneficiary. We continually evaluate whether there are changes in the status of the VIEs or changes to the primary beneficiary designation of the VIE. Based on our assessments during the three months ended March 31, 2023, we determined no change was required for existing joint ventures.

Due to the joint and several nature of the performance obligations under the related owner contracts, if any of our partners fail to perform, we and the remaining partners, if any, would be responsible for performance of the outstanding work (i.e., we provide a performance guarantee). At  March 31, 2023, there was $245.2 million of remaining contract value on unconsolidated and line item construction joint venture contracts of which $109.4 million represented our share and the remaining $135.8 million represented our partners’ share. We are not able to estimate amounts that may be required beyond the current remaining forecasted cost of the work to be performed. These forecasted costs could be offset by billings to the customer or by proceeds from our partners’ corporate and/or other guarantees. See Note 13 for disclosure of the performance guarantee amounts recorded in the condensed consolidated balance sheets.

Consolidated Construction Joint Ventures (“CCJVs”)

At  March 31, 2023, we were engaged in eleven active CCJV projects with total contract values ranging from $6.1 million to $432.5 million for a combined total of $1.7 billion of which our share was $1.0 billion. As of March 31, 2023, our share of revenue remaining to be recognized on these CCJVs was $181.3 million and ranged from $0.9 million to $85.1 million by project. Our proportionate share of the equity in these joint ventures was between 50.0% and 70.0%. During the three months ended March 31, 2023 and 2022, total revenue from CCJVs was $61.3 million and $104.3 million, respectively. During the three months ended March 31, 2023 and 2022, CCJVs used $24.8 million and $7.6 million of operating cash flows, respectively.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Unconsolidated Construction Joint Ventures

As of  March 31, 2023, we were engaged in seven active unconsolidated joint venture projects with total contract values ranging from $12.3 million to $3.8 billion for a combined total of $7.9 billion of which our share was $2.3 billion. Our proportionate share of the equity in these unconsolidated construction joint ventures ranged from 23.0% to 50.0%. As of  March 31, 2023, our share of the revenue remaining to be recognized on these unconsolidated construction joint ventures was $72.4 million and ranged from $3.2 million to $34.4 million by project.

The following is summary financial information related to unconsolidated construction joint ventures:

(in thousands)	March 31, 2023	December 31, 2022
Assets
Cash, cash equivalents and marketable securities	$110,403	$130,635
Other current assets (1)	689,945	681,221
Noncurrent assets	71,603	76,204
Less partners’ interest	596,487	604,741
Granite’s interest (1),(2)	$275,464	$283,319
Liabilities
Current liabilities	$236,063	$244,411
Less partners’ interest and adjustments (3)	128,166	130,911
Granite’s interest	$107,897	$113,500
Equity in construction joint ventures (4)	$167,567	$169,819

(1) Included in this balance and in accrued expenses and other current liabilities on the condensed consolidated balance sheets as of  March 31, 2023 and  December 31, 2022 was $58.2 million and $64.7 million, respectively, related to performance guarantees (see Note 13).

(2) Included in this balance as of March 31, 2023 and  December 31, 2022 was $96.6 million and $104.3 million, respectively, related to Granite’s share of estimated cost recovery of customer affirmative claims. In addition, this balance included $2.6 million and $2.7 million related to Granite’s share of estimated recovery of back charge claims as of  March 31, 2023 and  December 31, 2022, respectively.

(3) Partners’ interest and adjustments includes amounts to reconcile total net assets as reported by our partners to Granite’s interest adjusted to reflect our accounting policies and estimates primarily related to contract forecast differences.

(4) Included in this balance and in accrued expenses and other current liabilities on our condensed consolidated balance sheets was $14.5 million and $14.0 million as of  March 31, 2023 and  December 31, 2022, respectively, related to deficits in unconsolidated construction joint ventures, which includes provisions for losses.

	Three Months Ended March 31,
(in thousands)	2023	2022
Revenue
Total	$38,174	$161,139
Less partners’ interest and adjustments (1)	23,329	111,484
Granite’s interest	$14,845	$49,655
Cost of revenue
Total	$44,371	$157,921
Less partners’ interest and adjustments (1)	30,404	104,652
Granite’s interest	13,967	53,269
Granite’s interest in gross profit (loss)	$878	$(3,614)
Net Income (Loss)
Total	$(5,654)	$3,167
Less partners’ interest and adjustments (1)	(6,565)	6,794
Granite’s interest in net income (loss) (2)	$911	$(3,627)

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

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

11.  Investments in Affiliates

Our investments in affiliates balance consists of equity method investments in the following types of entities:

(in thousands)	March 31, 2023	December 31, 2022
Foreign	$61,919	$58,579
Real estate	8,022	8,517
Asphalt terminal	13,394	13,629
Total investments in affiliates	$83,335	$80,725

The following table provides summarized balance sheet information for our affiliates accounted for under the equity method on a combined basis:

(in thousands)	March 31, 2023	December 31, 2022
Current assets	$197,485	$194,210
Noncurrent assets	176,039	172,560
Total assets	$373,524	$366,770
Current liabilities	$102,546	$106,780
Long-term liabilities (1)	62,881	59,356
Total liabilities	$165,427	$166,136
Net assets	$208,097	$200,634
Granite’s share of net assets	$83,335	$80,725

(1) This balance is primarily related to local bank debt for equipment purchases and debt associated with our real estate investments.

Of the $373.5 million of total affiliate assets as of March 31, 2023, we had investments in two real estate entities with total assets of $73.3 million, our foreign affiliates had total assets of $269.7 million and the asphalt terminal entity had total assets of $30.5 million. As of  March 31, 2023 and  December 31, 2022, all of the investments in real estate affiliates were in residential real estate in Texas. As of March 31, 2023, our percent ownership in the real estate entities ranged from 10% to 25%. We have direct and indirect investments in our foreign affiliates, and our percent ownership in foreign affiliates ranged from 25% to 50% as of March 31, 2023.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

12.  Property and Equipment, net

Balances of major classes of assets and total accumulated depreciation and depletion are included in property and equipment, net in the condensed consolidated balance sheets as follows:

(in thousands)	March 31, 2023	December 31, 2022
Equipment and vehicles	$1,016,327	$994,602
Quarry property	226,682	219,843
Land and land improvements	107,816	105,733
Buildings and leasehold improvements	105,190	103,658
Office furniture and equipment	83,860	82,465
Property and equipment	1,539,875	1,506,301
Less: accumulated depreciation and depletion	1,008,418	997,091
Property and equipment, net	$531,457	$509,210

13.  Accrued Expenses and Other Current Liabilities

(in thousands)	March 31, 2023	December 31, 2022
Accrued insurance	$84,156	$78,427
Deficits in unconsolidated construction joint ventures	14,496	13,989
Payroll and related employee benefits	63,072	80,910
Performance guarantees	58,190	64,703
Short-term lease liabilities	17,552	18,662
Other	29,075	31,778
Total	$266,541	$288,469

The decrease in performance guarantees in the current year is due to receiving customer acceptance on two unconsolidated construction joint ventures during the three months ended March 31, 2023.

Other includes dividends payable, warranty reserves, asset retirement obligations, remediation reserves and other miscellaneous accruals, none of which were greater than 5% of total current liabilities at any of the presented dates.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

14.  Long-Term Debt and Credit Arrangements

(in thousands)	March 31, 2023	December 31, 2022
2.75% Convertible Notes	$230,000	$230,000
Credit Agreement - revolver	50,000	50,000
Other, net of debt issuance costs	8,456	8,381
Total debt	$288,456	$288,381
Less current maturities	1,456	1,447
Total long-term debt	$287,000	$286,934

In June 2022, we entered into the Credit Agreement which matures on June 2, 2027. The Credit Agreement is a $350.0 million senior secured, five-year revolving facility (the “Revolver”), including an accordion feature allowing us to increase borrowings up to the greater of (a) $200.0 million and (b) 100% of twelve-month trailing consolidated EBITDA, subject to lender approval. The Credit Agreement includes a $150.0 million sublimit for letters of credit ($75.0 million for financial letters of credit) and a $20.0 million sublimit for swingline loans.

As of  March 31, 2023, the total unused availability under the Credit Agreement was $269.5 million, resulting from $30.5 million in issued and outstanding letters of credit and $50.0 million drawn under the Revolver. The letters of credit had expiration dates between April 2023 and  December 2026. As of March 31, 2023, the applicable rate was 1.50% for loans under the Credit Agreement bearing interest based on the Secured Overnight Financing Rate ("SOFR") and 0.50% for loans bearing interest at the base rate. Accordingly, the effective interest rates at  March 31, 2023 for SOFR and base rate loans were 6.41% and 8.50%, respectively.

The Credit Agreement contains certain affirmative and restrictive covenants, and customary events of default. The financial covenants include a maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) of 3.25 to 1.00 and a minimum Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of 3.00 to 1.00. As of March 31, 2023, the Consolidated Leverage Ratio was 1.4, which did not exceed the maximum of 3.25. Our Consolidated Interest Coverage Ratio was 15.7, which was above the minimum of 3.00.

As of March 31, 2023 and December 31, 2022, the 2.75% Convertible Notes comprised our only convertible debt instrument. The 2.75% Convertible Notes were issued in  November 2019 in an aggregate principal amount of $230.0 million, with an interest rate of 2.75% and a maturity date of  November 1, 2024, unless earlier converted, redeemed or repurchased. The 2.75% Convertible Notes are convertible at the option of the holders prior to  May 1, 2024 only during certain periods and upon the occurrence of certain events. After  May 1, 2024, the 2.75% Convertible Notes will be convertible at the option of the holders at any time until the second scheduled trading day immediately preceding the maturity date. The conversion rate applicable to the 2.75% Convertible Notes is 31.7776 shares of Granite common stock per $1,000 principal amount of 2.75% Convertible Notes, which is equivalent to a conversion price of approximately $31.47 per share of Granite common stock. Upon conversion, we will pay or deliver shares of Granite common stock or a combination of cash and shares of Granite common stock, at our election. In addition, upon the occurrence of a “make-whole fundamental change” as defined in the indenture governing the 2.75% Convertible Notes, (the “Indenture”) we will, in certain circumstances, increase the conversion rate for a holder that elects to convert its 2.75% Convertible Notes in connection with such a make-whole fundamental change.

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

During both the three months ended March 31, 2023 and 2022, we recorded $0.3 million of amortization related to debt issuance costs.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

15.  Weighted Average Shares Outstanding and Net Loss Per Share

The following table presents a reconciliation of the weighted average shares of common stock used in calculating basic and diluted net loss per share as well as the calculation of basic and diluted net loss per share:

	Three Months Ended March 31,
		As Restated
(in thousands, except per share amounts)	2023	2022
Numerator (basic and diluted)
Net loss attributable to common shareholders	$(23,023)	$(26,733)
Denominator
Weighted average common shares outstanding, basic	43,764	45,730
Weighted average common shares outstanding, diluted	43,764	45,730

Net loss per share, basic	$(0.53)	$(0.58)
Net loss per share, diluted	$(0.53)	$(0.58)

Due to the net losses for the three months ended March 31, 2023 and 2022, RSUs representing 583,000 and 534,000 shares, respectively, and the potential dilution from the 2.75% Convertible Notes converting into 7,309,000 shares of common stock for both periods have been excluded from the number of shares used in calculating diluted net loss per share, as their inclusion would have been antidilutive.

16.  Income Taxes

The following table presents the provision for (benefit from) income taxes for the respective periods:

	Three Months Ended March 31,
		As Restated and Recast
(dollars in thousands)	2023	2022
Provision for (benefit from) income taxes	$(9,469)	$6,352
Effective tax rate	26.9%	(33.9%)

Our effective tax rate for the three months ended March 31, 2023 was higher than the same quarter in the prior year primarily due to non-deductible goodwill associated with the sale of Inliner in the first quarter of 2022.

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

The total liabilities recorded as of  March 31, 2023 and  December 31, 2022 related to legal proceedings were immaterial. The total range of possible loss related to (i) matters considered reasonably possible, and (ii) reasonably possible amounts in excess of accrued losses recorded for probable loss contingencies, including those related to liquidated damages, could have a material impact on our consolidated financial statements if they become probable and the reasonably estimable amount is determined.

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

Salesforce Tower Matter

Our wholly-owned subsidiary, Layne Christensen Company ("Layne"), was a subcontractor on the foundation for the Salesforce Tower office building in San Francisco in 2013 and 2014. Certain anomalies were discovered in  March 2014 in the foundation’s structural concrete, which were remediated by the general contractor during 2015. Layne assigned any insurance claims it  may have had under the project’s builder’s risk insurance policy to the general contractor. During 2014, the project owner and the general contractor submitted a claim to the project’s builder’s risk insurers to cover the cost of remedial work and related damages. The claim was denied by the builder’s risk insurers. The project owner and the general contractor subsequently filed a legal proceeding against the insurers seeking coverage under the builder’s risk insurance policy, which proceeding was then transferred by agreement to arbitration. On  July 20, 2021, we were informed of an arbitration award denying insurance coverage for claims related to the remedial measures undertaken by the general contractor of the Salesforce Tower and related damages.

On  February 3, 2022, a lawsuit titled Steadfast Insurance Company (“Steadfast”), a subrogee of Clark/Hathaway Dinwiddie, a Joint Venture (“CHDJV”) v. Layne Christensen Company (“Layne”), was filed in the Superior Court of the State of California, County of San Francisco, seeking damages of approximately $70 million for costs incurred by Steadfast on behalf of CHDJV to cure Layne’s allegedly defective work on the foundation of the Salesforce Tower. On  February 4, 2022, CHDJV submitted an arbitration demand with the American Arbitration Association against Granite Construction Incorporated seeking to recover approximately $30 million for costs incurred by CHDJV to cure Layne’s allegedly defective work on the foundation of the Salesforce Tower. CHDJV subsequently dismissed Granite and added Layne as a respondent to the arbitration. On  May 6, 2022, CHDJV consolidated its claims with those of Steadfast and joined as a plaintiff in the Steadfast lawsuit, and on  May 16, 2022, the arbitration was stayed. CHDJV has moved for summary adjudication on two potentially dispositive issues. The hearing for these summary adjudication motions is scheduled for May 24, 2023. Layne opposes these motions and believes it has multiple defenses and counterclaims to the claims at issue. Layne intends to vigorously defend against the claims and prosecute its counterclaims, but we cannot provide assurance that Layne will be successful in these efforts. We do not believe it is probable this matter will result in a material loss, however, if we are unsuccessful, we believe the range of reasonably possible loss upon final resolution of this matter could be up to approximately $100 million.

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

Summarized segment information is as follows (in thousands):

Three months ended March 31,	Construction	Materials	Total
2023
Total revenue from reportable segments	$503,416	$71,920	$575,336
Elimination of intersegment revenue	—	(15,268)	(15,268)
Revenue from external customers	$503,416	$56,652	$560,068
Gross profit (loss)	$36,705	$(4,346)	$32,359
Depreciation, depletion and amortization	$9,755	$6,122	$15,877
Segment assets as of period end	$430,045	$390,741	$820,786

2022 (As Restated and Recast)
Total revenue from reportable segments	$578,266	$95,304	$673,570
Elimination of intersegment revenue	—	(19,684)	(19,684)
Revenue from external customers	$578,266	$75,620	$653,886
Gross profit	$58,479	$1,613	$60,092
Depreciation, depletion and amortization	$7,794	$6,333	$14,127
Segment assets as of period end	$363,029	$354,420	$717,449

A reconciliation of segment gross profit to consolidated loss before income taxes is as follows (in thousands):

		As Restated and Recast
Three Months Ended March 31,	2023	2022
Total gross profit from reportable segments	$32,359	$60,092
Selling, general and administrative expenses	73,122	70,120
Other costs, net	4,523	6,279
Gain on sales of property and equipment	(2,037)	(598)
Total other (income) expense, net	(8,008)	3,034
Loss before income taxes	$(35,241)	$(18,743)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022 (our "Annual Report") and the unaudited condensed consolidated financial statements and the accompanying notes thereto included herein.

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

Current Economic Environment and Outlook

Funding for our public work projects, which accounts for approximately 65% of our work, is dependent on federal, state, regional and local revenues. At the federal level, the rollout of the $1.2 trillion Infrastructure Investment and Jobs Act (“IIJA”) is ongoing with states receiving and allocating funds to projects. The five-year IIJA provides the largest increase in federal highway, bridge and transit funding in more than six decades and includes $550 billion in incremental funding. In October 2022, the U.S. Department of Transportation announced that it released $59.9 billion in Fiscal Year 2023 apportionments directly to all 50 states, all of which is available for states to authorize following the passing of the Fiscal Year 2023 omnibus appropriations bill in December 2022. We continue to believe that the increased multi-year spending commitment will improve the programming visibility for state and local governments. We are seeing projects funded by the IIJA for bid and believe there will be an increase in project lettings throughout 2023 and then more meaningfully in 2024 and beyond.

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

Over the recent years, inflation, supply chain and labor constraints have had a significant impact on the global economy including the construction industry in the United States. While it is impossible to fully eliminate the impact of these factors, we have applied proactive measures such as fixed forward purchase contracts of oil related inputs, energy surcharges, and adjustment of project schedules for constraints related to construction materials such as concrete. While we actively work to mitigate the impacts of inflation, further price increases may adversely impact us in the future.

Our Committed and Awarded Projects (“CAP”) continues to be strong at $5.1 billion at the end of the first quarter of 2023. Our CAP is supported by a positive public funding environment and resilient private market which we believe will provide further opportunities in 2023 to continue to grow CAP.

Subsequent Event

On April 24, 2023, we completed the purchase of Coast Mountain Resources (2020) Ltd. (“CMR”) for approximately $27 million, subject to certain adjustments. CMR is a construction aggregate producer based in British Columbia, Canada operating on Malahat First Nation land. This acquisition is not expected to have a material impact on our results of operations.

Litigation Matter

As further discussed in Note 17 of “Notes to the Condensed Consolidated Financial Statements,” our wholly owned subsidiary, Layne Christensen Company (“Layne”), has been sued for approximately $100 million relating to Layne’s work on the Salesforce Tower foundation. Layne was a subcontractor on this project and potential liability for this project remained with Layne in connection with our acquisition of Layne in June 2018. For additional information, see “Item 1A. Risk Factors - In connection with acquisitions or divestitures, we may become subject to liabilities” and “Item 1A. Risk Factors - We are involved in lawsuits and legal proceedings in the ordinary course of our business and may in the future be subject to other litigation and legal proceedings, and, if any of these are resolved adversely against us, it could harm our business, financial condition and results of operations” in our Annual Report.

Results of Operations

Our operations are typically affected more by inclement weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability. Therefore, the results of operations of a given quarter are not indicative of the results to be expected for the full year.

The following table presents a financial summary for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
		As Restated and Recast
(in thousands)	2023	2022
Total revenue	$560,068	$653,886
Gross profit	$32,359	$60,092
Selling, general and administrative expenses	$73,122	$70,120
Operating loss	$(43,249)	$(15,709)
Amount attributable to non-controlling interests	$2,749	$(1,638)
Net loss attributable to Granite Construction Incorporated	$(23,023)	$(26,733)

Revenue

Total Revenue by Segment

	Three Months Ended March 31,
			As Restated and Recast
(dollars in thousands)	2023		2022
Construction	$503,416	89.9%	$578,266	88.4%
Materials	56,652	10.1	75,620	11.6
Total	$560,068	100.0%	$653,886	100.0%

Construction Revenue

	Three Months Ended March 31,
			As Restated and Recast
(dollars in thousands)	2023		2022
California	$148,947	29.6%	$146,309	25.3%
Central	171,002	34.0	219,894	38.0
Mountain	183,467	36.4	212,063	36.7
Total	$503,416	100.0%	$578,266	100.0%

Construction revenue for the three months ended March 31, 2023 decreased by $74.9 million, or 12.9%, respectively, when compared to 2022. This decrease was primarily driven by the wind down of several large projects in the Central operating group, as well as the sale of Inliner in the first quarter of 2022. Revenue from the Mountain operating group decreased $28.6 million for the three months ended March 31, 2023 primarily due to the sale of Inliner which contributed $33.2 million in 2022 prior to its sale. This decrease was partially offset by increased revenue driven by higher beginning CAP levels. California operating group revenue increased $2.6 million during the three months ended March 31, 2023 despite the unfavorable weather conditions during the quarter, partly due to emergency work resulting from the weather. During both the three months ended March 31, 2023 and 2022, approximately 65% of revenue earned in the Construction segment was from the public sector.

Materials Revenue

	Three Months Ended March 31,
			As Recast
(dollars in thousands)	2023		2022
California	$30,138	53.2%	$45,687	60.4%
Central	11,556	20.4	10,362	13.7
Mountain	14,958	26.4	19,571	25.9
Total	$56,652	100.0%	$75,620	100.0%

Materials revenue for the three months ended March 31, 2023 decreased by $19.0 million, or 25.1%, when compared to 2022 driven by lower sales volumes in both asphalt and aggregates resulting from inclement weather during the first quarter of 2023. Asphalt and aggregate sales volumes were down 39.4% and 20.6%, respectively, with the greatest decreases in the California operating group.

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

Other awards include the general construction portion of construction management/general contractor (“CM/GC”) contracts and awarded contracts with unexercised contract options or unissued task orders. The general construction portion of CM/GC contracts are included in other awards to the extent contract execution and funding is probable. Contracts with unexercised contract options or unissued task orders are included in other awards to the extent option exercise or task order issuance is probable. All CAP is in the Construction segment.

(dollars in thousands)	March 31, 2023		December 31, 2022
Unearned revenue	$3,163,568	62.0%	$2,877,478	64.2%
Other awards	1,940,385	38.0	1,607,661	35.8
Total	$5,103,953	100.0%	$4,485,139	100.0%

(dollars in thousands)	March 31, 2023		December 31, 2022
California	$1,913,634	37.5%	$1,747,163	39.0%
Central	1,750,375	34.3	1,661,613	37.0
Mountain	1,439,944	28.2	1,076,363	24.0
Total	$5,103,953	100.0%	$4,485,139	100.0%

CAP of $5.1 billion at March 31, 2023 increased $618.8 million when compared to December 31, 2022. Significant additions to CAP during the three months ended March 31, 2023 included $132 million related to middle-mile broadband infrastructure projects in California, $126 million for the construction of buildings and infrastructure in Guam, an $85 million bridge project in Alaska, a $65 million highway project in Alaska, a $58 million highway project in Nevada, a $46 million reclamation project in Utah and a $29 million highway project in California.

Non-controlling partners’ share of CAP as of March 31, 2023 and December 31, 2022 was $109.6 million and $85.0 million, respectively.

At March 31, 2023, four contracts with remaining CAP of $10 million or more per project had total forecasted losses with remaining revenue of $103.0 million, or 2.0%, of total CAP.

Gross Profit

The following table presents gross profit by reportable segment for the respective periods:

	Three Months Ended March 31,
		As Restated and Recast
(dollars in thousands)	2023	2022
Construction	$36,705	$58,479
Percent of segment revenue	7.3%	10.1%
Materials	(4,346)	1,613
Percent of segment revenue	(7.7)%	2.1%
Total gross profit	$32,359	$60,092
Percent of total revenue	5.8%	9.2%

Construction gross profit for the three months ended March 31, 2023 decreased by $21.8 million, or 37.2%, when compared to 2022 primarily due to an increase in the negative net impact from revisions in estimates, mainly in our Central operating group. For further discussion of projects with revisions in estimates which individually had an impact of $5.0 million or more on gross profit, see Note 4 of "Notes to the Condensed Consolidated Financial Statements." Increased depreciation expense during the three months ended March 31, 2023 also contributed to the decrease in gross profit. As previously disclosed, our former Water and Mineral Services operating group (“WMS”) was classified as held for sale throughout the first quarter of 2022, and therefore no depreciation expense was recorded for WMS assets during that period.

Materials gross profit for the three months ended March 31, 2023 decreased by $6.0 million when compared to 2022. The decrease in materials revenue was due to inclement weather in the first quarter of 2023 which lowered sales volumes and negatively impacted gross profit during the three months ended March 31, 2023.

Selling, General and Administrative Expenses

The following table presents the components of selling, general and administrative expenses for the respective periods:

	Three Months Ended March 31,
		As Recast
(dollars in thousands)	2023	2022
Selling
Salaries and related expenses	$16,362	$17,314
Restricted stock unit amortization	829	643
Other selling expenses	1,439	1,743
Total selling	18,630	19,700
General and administrative
Salaries and related expenses	26,365	29,647
Restricted stock unit amortization	4,713	1,941
Other general and administrative expenses	23,414	18,832
Total general and administrative	54,492	50,420
Total selling, general and administrative	$73,122	$70,120
Percent of revenue	13.1%	10.7%

Selling Expenses

Selling expenses include the costs for estimating and bidding including offsetting customer reimbursements for portions of our selling/bid submission expenses (i.e., stipends), business development and materials facility permits. Selling expenses can vary depending on the volume of projects in process and the number of employees assigned to estimating and bidding activities. As projects are completed or the volume of work slows down, we temporarily redeploy project employees to bid on new projects, moving their salaries and related costs from cost of revenue to selling expenses. Selling expenses for the three months ended March 31, 2023 decreased by $1.1 million, or 5.4%, when compared to 2022, primarily due to the sale of Inliner on March 16, 2022.

General and Administrative Expenses

General and administrative expenses include costs related to our operational offices that are not allocated to direct contract costs and expenses related to our corporate functions. Other general and administrative expenses include travel and entertainment, outside services, information technology, depreciation, occupancy, training, office supplies, incentive compensation, changes in the fair market value of our Non-Qualified Deferred Compensation plan liability and other miscellaneous expenses. Total general and administrative expenses for the three months ended March 31, 2023 increased by $4.1 million, or 8.1%, primarily due to increases in stock-based compensation expense and increases in the fair market value of our Non-Qualified Deferred Compensation plan liability, which is mostly offset in Other (income) expense, net, through our own company-owned life insurance policy. These increases were partially offset by the sale of Inliner on March 16, 2022.

Income Taxes

The following table presents the provision for (benefit from) income taxes for the respective periods:

	Three Months Ended March 31,
		As Restated and Recast
(dollars in thousands)	2023	2022
Provision for (benefit from) income taxes	$(9,469)	$6,352
Effective tax rate	26.9%	(33.9%)

We calculate our income tax provision (benefit) at the end of each interim period by estimating our annual effective tax rate and applying that rate to our income or loss before tax. The effect of changes in enacted tax laws, tax rates or tax status is recognized in the interim period in which the change occurs. Our effective tax rate for the three months ended March 31, 2023 was higher than the prior year primarily due to non-deductible goodwill associated with the sale of Inliner in the first quarter of 2022.

Amount Attributable to Non-controlling Interests

The following table presents the amount attributable to non-controlling interests in consolidated subsidiaries for the respective periods:

	Three Months Ended March 31,
		As Restated
(in thousands)	2023	2022
Amount attributable to non-controlling interests	$2,749	$(1,638)

The amount attributable to non-controlling interests represents the non-controlling owners’ share of the net income or loss of our consolidated construction joint ventures. The amounts for the three months ended March 31, 2023 increased $4.4 million primarily due to the negative impact from revisions in estimates on one project (see Note 4 of “Notes to the Condensed Consolidated Financial Statements”).

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

As of March 31, 2023, our cash and cash equivalents consisted of deposits and money market funds held with established national financial institutions and marketable securities consisting primarily of U.S. Government and agency obligations and corporate commercial paper. As of March 31, 2023, the total unused availability under our Credit Agreement was $269.5 million, resulting from $30.5 million in issued and outstanding letters of credit and $50.0 million drawn under the Credit Agreement. See Note 14 of “Notes to the Condensed Consolidated Financial Statements”.

As of March 31, 2023, we had $4.8 million of receivables and $28.8 million of contract retention receivable from Brightline Trains Florida LLC ("Brightline") (see Note 7 of “Notes to the Condensed Consolidated Financial Statements”). As of the date of this report, $1.9 million of the Brightline receivables have been collected and the remaining $2.9 million are past due. Brightline has experienced delays in securing additional funding in the past, therefore the timing and probability of future payments may be affected and our liquidity impacted if Brightline faces additional funding difficulties.

In evaluating our liquidity position and needs, we also consider cash and cash equivalents held by our consolidated construction joint ventures (“CCJVs”). The following table presents our cash, cash equivalents and marketable securities, including amounts from our CCJVs, as of the respective dates:

(in thousands)	March 31, 2023	December 31, 2022
Cash and cash equivalents excluding CCJVs	$87,411	$191,444
CCJV cash and cash equivalents (1)	112,340	102,547
Total consolidated cash and cash equivalents	199,751	293,991
Short-term and long-term marketable securities (2)	56,329	65,943
Total cash, cash equivalents and marketable securities	$256,080	$359,934

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

Granite’s portion of CCJV cash and cash equivalents was $67.1 million and $62.5 million as of March 31, 2023 and December 31, 2022, respectively. Excluded from the table above is $34.4 million and $40.4 million as of March 31, 2023 and December 31, 2022, respectively, in Granite’s portion of unconsolidated construction joint venture cash and cash equivalents.

Capital Expenditures

Major capital expenditures are typically for aggregate and asphalt production facilities, aggregate reserves, construction equipment, buildings and leasehold improvements and investments in our information technology systems. The timing and amount of such expenditures can vary based on the progress of planned capital projects, the type and size of construction projects, changes in business outlook and other factors. During the  three months ended March 31, 2023, we had capital expenditures of $ 40.5 million, compared t o $31.3 million, during the three months ended March 31, 2022. The increase year over year is primarily due to acquisitions of materials reserves in 2023. We currently anticipate 2023 capital expenditures to be between approximately $ 100 million and $ 120 million.

Cash Flows

	Three months ended March 31,
		As Restated
(in thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$(76,688)	$(50,180)
Investing activities	$(24,336)	$89,396
Financing activities	$6,784	$(82,904)

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

Cash used in operating activities of $76.7 million for the three months ended March 31, 2023 represents a $26.5 million increase in cash used when compared to the same period of 2022. The change was primarily attributable to the timing of receipts and payments of working capital, which includes receivables, net contract assets, inventories, other assets, accounts payable and accrued expenses and other liabilities. Cash used in working capital increased by $33.6 million. This was partially offset by a decrease in contributions, net of distributions, of $11.7 million to unconsolidated joint ventures and affiliates.

Investing activities

Cash used in investing activities of $24.3 million for the three months ended March 31, 2023 represents a $113.7 million increase in cash used when compared to the same period of 2022. The change was primarily due to proceeds from the sale of the Inliner business in March 2022, as well as increased purchases of property and equipment in the current year, partially offset by decreased purchases and increased maturities of marketable securities in the current year.

Financing activities

Cash provided by financing activities of $6.8 million for the three months ended March 31, 2023 represents an $89.7 million increase in cash provided by financing activities when compared to the same period of 2022. The change was primarily due to a $62.8 million decrease in debt principal repayments and a $16.7 million decrease in repurchases of common stock. Contributions from non-controlling partners, net of distributions, increased $9.9 million in the current year.

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

Surety Bonds and Real Estate Mortgages

We are generally required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At March 31, 2023, approximately $2.6 billion of our $5.1 billion CAP was bonded. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds after the owner accepts the work performed under contract. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.

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

The most significant financial covenants under the terms of our Credit Agreement require the maintenance of a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio. As of March 31, 2023, the Consolidated Leverage Ratio was 1.4, which did not exceed the maximum of 3.25. Our Consolidated Interest Coverage Ratio was 15.7, which exceeded the minimum of 3.00.

Share Repurchase Program

As announced on February 3, 2022, on February 1, 2022, the Board of Directors authorized us to purchase up to $300.0 million of our common stock at management’s discretion (the “2022 authorization”). In March 2022, we repurchased 611,000 shares under this authorization. There were no share repurchases in the three months ended March 31, 2023. As of March 31, 2023, $231.5 million of the 2022 authorization remained available.

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

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2023. Based on that evaluation, our principal executive and principal financial officers concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective due to the material weakness previously disclosed in our Annual Report. In light of the material weakness in our internal control over financial reporting, we performed additional analysis and other procedures to validate that our financial information contained in this Form 10-Q was prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Following such additional analysis and procedures, our management, including our principal executive and principal financial officers, has concluded that our financial statements state fairly, in all material respects, our financial position, results of our operations and our cash flows for the periods presented in this Form 10-Q, in conformity with U.S. GAAP.

Remediation Plan and Status

Management has implemented changes to our internal control over financial reporting to ensure that the material weakness is remediated. We evaluated the impact of the material weakness and implemented the following changes during the quarter ended March 31, 2023:

•	We enhanced our accounting for income tax controls on an interim basis to include specific activities to assess the impacts of significant and unusual transactions, such as divestitures of a business.
•	We added additional reviews and approvals of the quarterly effective tax rate calculations with regard to significant and unusual transactions to ensure such discrete tax items are appropriately identified and accounted for accurately within the appropriate interim period.

We believe these actions will remediate the material weakness, however the material weakness described in our Annual Report will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Additionally, we may take additional measures to address the material weakness or modify the remediation plan described above.

Changes in Internal Control Over Financial Reporting

Except for the changes implemented as part of our remediation plan discussed above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The description of the matters set forth in Part I, Item I of this Report under Note 17 of “Notes to the Condensed Consolidated Financial Statements” is incorporated herein by reference.

Item 1A.	RISK FACTORS

There have been no material changes in the risk factors previously disclosed in “Item 1A. Risk Factors” in our Annual Report.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended March 31, 2023:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
January 1, 2023 through January 31, 2023	85	$35.20	—	$231,535,405
February 1, 2023 through February 28, 2023	386	$41.70	—	$231,535,405
March 1, 2023 through March 31, 2023	86,789	$40.38	—	$231,535,405
	87,260	$40.38	—

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

GRANITE CONSTRUCTION INCORPORATED

Date:	May 2, 2023	By:	/s/ Elizabeth L. Curtis
Elizabeth L. Curtis
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)