Form 10-Q
period 2023-06-30
GRANITE CONSTRUCTION INC
filed 2023-07-28
CIK 861459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 21, 2023.

Class	Outstanding
Common stock, $0.01 par value	43,920,177

EXPLANATORY NOTE
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022
Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2023 and 2022
Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2023 and 2022
Condensed Consolidated Statements of Shareholders’ Equity for the Three and Six Months Ended June 30, 2023 and 2022
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2023 and 2022
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
EXHIBIT 3.1
EXHIBIT 3.2
EXHIBIT 4.1
EXHIBIT 10.1
EXHIBIT 10.2
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
The financial information for the three and six months ended June 30, 2022 presented herein also includes adjustments to retrospectively reclassify the results of the former Water and Mineral Services businesses from discontinued operations to continuing operations.
We have reflected the impact of the restatement and reclassification of discontinued operations on our unaudited condensed consolidated financial information as of and for the three and six months ended June 30, 2022 herein. See Note 3 of “Notes to the Condensed Consolidated Financial Statements” for additional information.

PART I. FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited - in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents ($85,816 and $102,547 related to consolidated construction joint ventures (“CCJVs”))	$214,446	$293,991
Short-term marketable securities	24,981	39,374
Receivables, net ($65,446 and $39,281 related to CCJVs)	636,797	463,987
Contract assets ($72,912 and $80,306 related to CCJVs)	288,349	241,916
Inventories	92,151	86,809
Equity in construction joint ventures	188,093	183,808
Other current assets ($2,947 and $5,694 related to CCJVs)	46,376	37,411
Total current assets	1,491,193	1,347,296
Property and equipment, net ($7,772 and $7,834 related to CCJVs)	564,077	509,210
Long-term marketable securities	11,575	26,569
Investments in affiliates	86,611	80,725
Goodwill	78,603	73,703
Right of use assets	53,509	49,079
Deferred income taxes, net	31,304	22,208
Other noncurrent assets	59,706	59,143
Total assets	$2,376,578	$2,167,933

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$1,466	$1,447
Accounts payable ($52,443 and $57,534 related to CCJVs)	382,458	334,392
Contract liabilities ($50,162 and $62,675 related to CCJVs)	173,288	173,286
Accrued expenses and other current liabilities ($7,336 and $8,451 related to CCJVs)	310,022	288,469
Total current liabilities	867,234	797,594
Long-term debt	458,692	286,934
Long-term lease liabilities	38,397	32,170
Deferred income taxes, net	4,571	1,891
Other long-term liabilities	66,234	64,199
Commitments and contingencies (see Note 17)
Equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	—	—
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding: 43,918,798 shares as of June 30, 2023 and 43,743,907 shares as of December 31, 2022	439	437
Additional paid-in capital	470,511	470,407
Accumulated other comprehensive income	795	788
Retained earnings	429,797	481,384
Total Granite Construction Incorporated shareholders’ equity	901,542	953,016
Non-controlling interests	39,908	32,129
Total equity	941,450	985,145
Total liabilities and equity	$2,376,578	$2,167,933
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	As Restated and Recast	2023	As Restated and Recast
		2022		2022
Revenue
Construction	$749,413	$713,221	$1,252,829	$1,291,487
Materials	149,139	136,026	205,791	211,646
Total revenue	898,552	849,247	1,458,620	1,503,133
Cost of revenue
Construction	670,259	632,969	1,136,970	1,152,756
Materials	125,207	118,712	186,205	192,719
Total cost of revenue	795,466	751,681	1,323,175	1,345,475
Gross profit	103,086	97,566	135,445	157,658
Selling, general and administrative expenses	64,563	60,121	137,685	130,241
Other costs, net	13,607	16,612	18,130	22,891
Gain on sales of property and equipment, net	(3,944)	(8,915)	(5,981)	(9,513)
Operating income (loss)	28,860	29,748	(14,389)	14,039
Other (income) expense
Loss on debt extinguishment	51,052	—	51,052	—
Interest income	(3,232)	(782)	(6,994)	(1,352)
Interest expense	4,131	3,899	7,022	7,484
Equity in income of affiliates, net	(7,044)	(4,876)	(12,231)	(6,165)
Other (income) expense, net	(1,225)	3,261	(3,175)	4,569
Total other expense, net	43,682	1,502	35,674	4,536
Income (loss) before income taxes	(14,822)	28,246	(50,063)	9,503
Provision for (benefit from) income taxes	9,024	8,668	(445)	15,020
Net income (loss)	(23,846)	19,578	(49,618)	(5,517)
Amount attributable to non-controlling interests	6,846	(897)	9,595	(2,535)
Net income (loss) attributable to Granite Construction Incorporated	$(17,000)	$18,681	$(40,023)	$(8,052)

Net income (loss) per share attributable to common shareholders (see Note 15):
Basic	$(0.39)	$0.42	$(0.91)	$(0.18)
Diluted	$(0.39)	$0.39	$(0.91)	$(0.18)
Weighted average shares outstanding:
Basic	43,892	44,534	43,829	45,128
Diluted	43,892	52,295	43,829	45,128
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited - in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	As Restated	2023	As Restated
		2022		2022
Net income (loss)	$(23,846)	$19,578	$(49,618)	$(5,517)
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on cash flow hedges, net of tax	$(366)	$(377)	$(558)	$2,059
Less: reclassification for net gains included in interest expense, net of tax	112	1,282	112	3,042
Net change	$(254)	$905	$(446)	$5,101
Foreign currency translation adjustments, net	396	(90)	453	646
Other comprehensive income, net of tax	$142	$815	$7	$5,747
Comprehensive income (loss), net of tax	$(23,704)	$20,393	$(49,611)	$230
Non-controlling interests in comprehensive (income) loss, net of tax	6,846	(897)	9,595	(2,535)
Comprehensive income (loss) attributable to Granite Construction Incorporated, net of tax	$(16,858)	$19,496	$(40,016)	$(2,305)
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited - in thousands, except share data)

	Outstanding Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Granite Shareholders’ Equity	Non-controlling Interests	Total Equity
Balances at March 31, 2023	43,880,224	$439	$471,782	$653	$452,583	$925,457	$46,954	$972,411
Net loss	—	—	—	—	(17,000)	(17,000)	(6,846)	(23,846)
Other comprehensive income	—	—	—	142	—	142	—	142
Repurchases of common stock (1)	(6,342)	(1)	(243)	—	—	(244)	—	(244)
Restricted stock units (“RSUs”) vested	37,394	1	(1)	—	—	—	—	—
Dividends on common stock ($0.13 per share)	—	—	76	—	(5,786)	(5,710)	—	(5,710)
Capped call transactions	—	—	(39,379)	—	—	(39,379)	—	(39,379)
Redemption of warrants	—	—	(13,201)	—	—	(13,201)	—	(13,201)
Loss on debt extinguishment	1,390,500	14	49,321	—	—	49,335	—	49,335
Exercise of bond hedge	(1,390,516)	(14)	14	—	—	—	—	—
Transactions with non-controlling interests	—	—	—	—	—	—	(200)	(200)
Stock-based compensation expense and other	7,538	—	2,142	—	—	2,142	—	2,142
Balances at June 30, 2023	43,918,798	$439	$470,511	$795	$429,797	$901,542	$39,908	$941,450

Balances at March 31, 2022 (as restated)	45,364,137	$454	$515,262	$1,573	$388,756	$906,045	$35,844	$941,889
Net income (as restated)	—	—	—	—	18,681	18,681	897	19,578
Other comprehensive income	—	—	—	815	—	815	—	815
Repurchases of common stock (1)	(1,325,706)	(13)	(50,151)	—	—	(50,164)	—	(50,164)
RSUs vested	30,596	—	—	—	—	—	—	—
Dividends on common stock ($0.13 per share)	—	—	75	—	(5,846)	(5,771)	—	(5,771)
Transactions with non-controlling interests	—	—	—	—	—	—	(3,425)	(3,425)
Stock-based compensation expense and other	9,442	—	1,973	—	76	2,049	—	2,049
Balances at June 30, 2022 (as restated)	44,078,469	$441	$467,159	$2,388	$401,667	$871,655	$33,316	$904,971
(1)This amount represents employee tax withholding for restricted stock units ("RSUs") vested under our equity incentive plans in 2022 and 2023 and stock repurchased in 2022 under the Board approved repurchase plan. During the three months ended June 30, 2023 and 2022, there were 6,342 shares and 5,138 shares, respectively, withheld related to employee taxes for RSUs. During the three months ended June 30, 2022, we also repurchased 1,320,568 shares under the share repurchase program.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited - in thousands, except share data)

	Outstanding Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Granite Shareholders’ Equity	Non-controlling Interests	Total Equity
Balances at December 31, 2022	43,743,907	$437	$470,407	$788	$481,384	$953,016	$32,129	$985,145
Net loss	—	—	—	—	(40,023)	(40,023)	(9,595)	(49,618)
Other comprehensive income	—	—	—	7	—	7	—	7
Repurchases of common stock (1)	(93,602)	(1)	(3,766)	—	—	(3,767)	—	(3,767)
RSUs vested	261,362	3	(3)	—	—	—	—	—
Dividends on common stock ($0.13 per share per quarter)	—	—	150	—	(11,564)	(11,414)	—	(11,414)
Capped call transactions	—	—	(39,379)	—	—	(39,379)	—	(39,379)
Redemption of warrants	—	—	(13,201)	—	—	(13,201)	—	(13,201)
Loss on debt extinguishment	1,390,500	14	49,321	—	—	49,335	—	49,335
Exercise of bond hedge	(1,390,516)	(14)	14	—	—	—	—	—
Transactions with non-controlling interests	—	—	—	—	—	—	17,374	17,374
Stock-based compensation expense and other	7,147	—	6,968	—	—	6,968	—	6,968
Balances at June 30, 2023	43,918,798	$439	$470,511	$795	$429,797	$901,542	$39,908	$941,450

Balances at December 31, 2021	45,840,260	$458	$559,752	$(3,359)	$410,831	$967,682	$27,881	$995,563
Cumulative effect of newly adopted accounting standard	—	—	(26,961)	—	10,543	(16,418)	—	(16,418)
Balances at January 1, 2022	45,840,260	458	532,791	(3,359)	421,374	951,264	27,881	979,145
Net income (loss) (as restated)	—	—	—	—	(8,052)	(8,052)	2,535	(5,517)
Other comprehensive income	—	—	—	5,747	—	5,747	—	5,747
Repurchases of common stock (1)	(1,991,586)	(19)	(70,357)	—	—	(70,376)	—	(70,376)
RSUs vested	220,766	2	(2)	—	—	—	—	—
Dividends on common stock ($0.13 per share per quarter)	—	—	144	—	(11,731)	(11,587)	—	(11,587)
Transactions with non-controlling interests	—	—	—	—	—	—	2,900	2,900
Stock-based compensation expense and other	9,029	—	4,583	—	76	4,659	—	4,659
Balances at June 30, 2022 (as restated)	44,078,469	$441	$467,159	$2,388	$401,667	$871,655	$33,316	$904,971
(1) This amount represents employee tax withholding for restricted stock units ("RSUs") vested under our equity incentive plans in 2022 and 2023 and stock repurchased in 2022 under the Board approved repurchase plan. During the six months ended June 30, 2023 and 2022, there were 93,602 shares and 60,018 shares, respectively, withheld related to employee taxes for RSUs. During the six months ended June 30, 2022, we also repurchased 1,931,568 shares under the share repurchase program.
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - in thousands)

Six Months Ended June 30,	2023	As Restated
		2022
Operating activities
Net loss	$(49,618)	$(5,517)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	41,528	32,328
Amortization related to long-term debt	988	1,423
Non-cash loss on debt extinguishment	51,052	—
Gain on sale of business	—	(6,234)
Gain on sales of property and equipment, net	(5,981)	(9,513)
Deferred income taxes	—	2,545
Stock-based compensation	6,702	4,376
Equity in net loss from unconsolidated joint ventures	4,005	17,228
Net income from affiliates	(12,231)	(6,165)
Other non-cash adjustments	(7)	(84)
Changes in assets and liabilities:
Receivables	(171,469)	(69,114)
Contract assets, net	(46,469)	(71,282)
Inventories	(3,439)	(18,618)
Contributions to unconsolidated construction joint ventures	(14,710)	(33,563)
Distributions from unconsolidated construction joint ventures and affiliates	6,246	6,522
Other assets, net	(6,464)	22,053
Accounts payable	51,552	17,983
Accrual for resolution of SEC investigation	—	12,000
Accrued expenses and other liabilities, net	29,367	354
Net cash used in operating activities	(118,948)	(103,278)
Investing activities
Purchases of marketable securities	—	(49,968)
Maturities of marketable securities	30,000	—
Purchases of property and equipment	(79,689)	(73,216)
Proceeds from sales of property and equipment	10,564	15,289
Proceeds from company owned life insurance	1,545	—
Proceeds from the sale of business	—	142,571
Acquisition of business	(26,933)	—
Issuance of notes receivable	—	(4,560)
Collection of notes receivable	135	201
Net cash provided by (used in) investing activities	(64,378)	30,317
Financing activities
Proceeds from long-term debt	55,000	50,000
Debt principal repayments	(249,589)	(124,660)
Capped call transactions	(53,035)	—
Redemption of warrants	(13,201)	—
Proceeds from issuance of 3.75% Convertible Notes	373,750	—
Debt issuance costs	(9,806)	—
Cash dividends paid	(11,391)	(11,857)
Repurchases of common stock	(3,766)	(70,374)

Contributions from non-controlling partners	22,400	6,327
Distributions to non-controlling partners	(6,850)	(6,700)
Other financing activities, net	269	209
Net cash provided by (used in) financing activities	103,781	(157,055)
Net decrease in cash, cash equivalents and restricted cash	(79,545)	(230,016)
Cash, cash equivalents and $0 and $1,512 in restricted cash at beginning of period	293,991	413,655
Cash, cash equivalents and $0 in restricted cash at end of period	$214,446	$183,639
Supplementary Information
Right of use assets obtained in exchange for lease obligations	$19,558	$8,167
Cash paid during the period for:
Operating lease liabilities	$11,351	$11,667
Interest	$5,531	$6,786
Income taxes	$4,851	$1,553
Other non-cash operating activities:
Performance guarantees	$(6,513)	$(4,678)
Deferred taxes related to capped call transactions	$13,656	$—
Non-cash investing and financing activities:
RSUs issued, net of forfeitures	$10,981	$7,688
Dividends declared but not paid	$5,709	$5,730
Contributions from non-controlling partners	$1,822	$3,274
Accrued equipment purchases	$(4,330)	$(5,149)
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  General
Basis of Presentation: The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (“we,” “us,” “our,” the “Company” or “Granite”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), are unaudited and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022 (“Annual Report”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to state fairly our financial position at June 30, 2023 and the results of our operations and cash flows for the periods presented. The December 31, 2022 condensed consolidated balance sheet data included herein was derived from audited consolidated financial statements but does not include all disclosures required by U.S. GAAP.
Acquisition: On April 24, 2023, we completed the purchase of Coast Mountain Resources (2020) Ltd. (“CMR”) for approximately $26.9 million in cash, subject to certain adjustments. CMR is a construction aggregate producer based in British Columbia, Canada operating on Malahat First Nation land. CMR results are reported in the Materials segment. This acquisition did not have a material impact on our financial statements.
In accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, the total purchase price and assumed liabilities were allocated based on their estimated fair values as of April 24, 2023. The tangible assets acquired and liabilities assumed were approximately $29.2 million and $7.1 million, respectively, resulting in acquired goodwill of $4.8 million. The tangible assets balance consists primarily of equipment, vehicles and the right-to-mine which are reported in Property and equipment, net. The estimated allocation is subject to revision during the measurement period, which may result in adjustments to the values presented herein. We expect to finalize these amounts within 12 months from the acquisition date.
Seasonality: Our operations are typically affected more by weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability. Therefore, the results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year.
2.  Recently Issued and Adopted Accounting Pronouncements
We closely monitor all Accounting Standards Updates issued by the FASB and other authoritative guidance. There are currently no recently issued accounting pronouncements that are expected to have a material impact on our financial statements. No new accounting pronouncements were adopted in the six months ended June 30, 2023 that had a material impact on our financial statements.
3.  Restatement and Recast
Restatement and Recast Background
As disclosed in our Annual Report, we identified errors during the preparation of the Annual Report related to deferred taxes and the calculation of income tax expense of $12.3 million in connection with the sale of Inliner, which was completed in the first quarter of 2022 and was classified within discontinued operations in our condensed consolidated financial statements during the first and second quarters of 2022 and in Other costs, net and Provision for income taxes during the third quarter of 2022. As a result, our previously issued unaudited quarterly financial information for each interim period within the nine months ended September 30, 2022 require restatement. The restated financial information also includes adjustments to correct other immaterial errors in the first three quarters of 2022, including certain errors (primarily in revenue and cost of revenue, as well as the associated tax impact) that had previously been adjusted for as out of period corrections in the periods identified.
During the fourth quarter of 2021, we concluded that the assets and liabilities of our former Water and Mineral Services operating group (“WMS”) met the criteria for classification as held for sale and the results of operations were presented as discontinued operations. This included: our trenchless and pipe rehabilitation services business (“Inliner”); our water supply, treatment, delivery and maintenance business (“Water Resources”); and our mineral exploration drilling business (“Mineral Services”). During the first quarter of 2022, we completed the sale of Inliner. In September 2022, we announced our decision to retain the Water Resources and Mineral Services businesses that were previously classified as held for sale and reported in discontinued operations. In connection with the reclassification of the WMS businesses from discontinued operations to continuing operations, the condensed consolidated statement of operations for the three and six months ended

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
June 30, 2022, as previously reported, have been recast to include Inliner through the date of sale, as well as the ongoing operations of Water Resources and Mineral Services in continuing operations.
Description of Restatement and Recast Tables
We have presented below a reconciliation from the previously reported to the restated and recast amounts for the three and six months ended June 30, 2022. The amounts labeled “As Previously Reported” were derived from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed on July 28, 2022.
The impacts to the condensed consolidated statements of shareholders’ equity and comprehensive income (loss) as a result of the restatement were due to the changes in net loss for the three and six months ended June 30, 2022. In addition, there was no impact to net cash provided by (used in) investing and financing activities for the six months ended June 30, 2022 as a result of the restatement or recast.
The effects of the prior-period errors and the discontinued operations reclassification impacts on our condensed consolidated financial statements are as follows (in thousands, except per share data):

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
Three months ended June 30, 2022	As Previously Reported	Restatement Impacts	As Restated	Discontinued Operations Reclassification Impacts	As Restated and Recast
Revenue
Construction	$632,260	$(1,893)	$630,367	$82,854	$713,221
Materials	136,026	—	136,026	—	136,026
Total revenue	768,286	(1,893)	766,393	82,854	849,247
Cost of revenue
Construction	571,094	(6,018)	565,076	67,893	632,969
Materials	118,712	—	118,712	—	118,712
Total cost of revenue	689,806	(6,018)	683,788	67,893	751,681
Gross profit	78,480	4,125	82,605	14,961	97,566
Selling, general and administrative expenses	53,162	—	53,162	6,959	60,121
Other costs, net	20,177	—	20,177	(3,565)	16,612
Gain on sales of property and equipment, net	(385)	—	(385)	(8,530)	(8,915)
Operating income	5,526	4,125	9,651	20,097	29,748
Other (income) expense
Interest income	(782)	—	(782)	—	(782)
Interest expense	3,896	—	3,896	3	3,899
Equity in income (loss) of affiliates	(541)	—	(541)	(4,335)	(4,876)
Other income, net	3,357	—	3,357	(96)	3,261
Total other expense, net	5,930	—	5,930	(4,428)	1,502
Income (loss) from continuing operations before income taxes	(404)	4,125	3,721	24,525	28,246
Provision for income taxes on continuing operations	2,549	959	3,508	5,160	8,668
Net income (loss) from continuing operations	(2,953)	3,166	213	19,365	19,578
Net income (loss) from discontinued operations	19,521	(156)	19,365	(19,365)	—
Net income	16,568	3,010	19,578	—	19,578
Amount attributable to non-controlling interests	583	(1,480)	(897)	—	(897)
Net income (loss) attributable to Granite Construction Incorporated from continuing operations	(2,370)	1,686	(684)	19,365	18,681
Net income attributable to Granite Construction Incorporated from discontinued operations	19,521	(156)	19,365	(19,365)	—
Net income attributable to Granite Construction Incorporated	$17,151	$1,530	$18,681	$—	$18,681

Net income (loss) per share attributable to common shareholders
Basic continuing operations per share	$(0.05)	$0.03	$(0.02)	$0.44	$0.42
Basic discontinued operations per share	0.44	(0.01)	0.43	(0.43)	—
Basic earnings per share	$0.39	$0.02	$0.41	$0.01	$0.42

Diluted continuing operations per share	$(0.05)	$0.03	$(0.02)	$0.41	$0.39
Diluted discontinued operations per share	0.44	(0.01)	0.43	(0.43)	—
Diluted earnings per share	$0.39	$0.02	$0.41	$(0.02)	$0.39
Weighted average shares outstanding:
Basic	44,534	—	44,534	—	44,534
Diluted	44,534	—	44,534	—	52,295

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Six months ended June 30, 2022	As Previously Reported	Restatement Impacts	As Restated	Discontinued Operations Reclassification Impacts	As Restated and Recast
Revenue
Construction	$1,107,195	$—	$1,107,195	$184,292	$1,291,487
Materials	208,677	—	208,677	2,969	211,646
Total revenue	1,315,872	—	1,315,872	187,261	1,503,133
Cost of revenue
Construction	997,837	—	997,837	154,919	1,152,756
Materials	189,780	—	189,780	2,939	192,719
Total cost of revenue	1,187,617	—	1,187,617	157,858	1,345,475
Gross profit	128,255	—	128,255	29,403	157,658
Selling, general and administrative expenses	111,663	—	111,663	18,578	130,241
Other costs, net	28,391	—	28,391	(5,500)	22,891
Gain on sales of property and equipment, net	(717)	—	(717)	(8,796)	(9,513)
Operating income	(11,082)	—	(11,082)	25,121	14,039
Other (income) expense
Interest income	(1,405)	—	(1,405)	53	(1,352)
Interest expense	7,471	—	7,471	13	7,484
Equity in income (loss) of affiliates	(235)	—	(235)	(5,930)	(6,165)
Other income, net	4,739	—	4,739	(170)	4,569
Total other expense, net	10,570	—	10,570	(6,034)	4,536
Income (loss) from continuing operations before income taxes	(21,652)	—	(21,652)	31,155	9,503
Provision for (benefit from) income taxes on continuing operations	(2,782)	—	(2,782)	17,802	15,020
Net income (loss) from continuing operations	(18,870)	—	(18,870)	13,353	(5,517)
Net income from discontinued operations	25,617	(12,264)	13,353	(13,353)	—
Net income (loss)	6,747	(12,264)	(5,517)	—	(5,517)
Amount attributable to non-controlling interests	(2,535)	—	(2,535)	—	(2,535)
Net (loss) attributable to Granite Construction Incorporated from continuing operations	(21,405)	—	(21,405)	13,353	(8,052)
Net income attributable to Granite Construction Incorporated from discontinued operations	25,617	(12,264)	13,353	(13,353)	—
Net income (loss) attributable to Granite Construction Incorporated	$4,212	$(12,264)	$(8,052)	$—	$(8,052)

Net income (loss) per share attributable to common shareholders
Basic continuing operations per share	$(0.47)	$—	$(0.47)	$0.29	$(0.18)
Basic discontinued operations per share	0.57	(0.27)	0.30	(0.30)	—
Basic earnings (loss) per share	$0.10	$(0.27)	$(0.17)	$(0.01)	$(0.18)

Diluted continuing operations per share	$(0.47)	$—	$(0.47)	$0.29	$(0.18)
Diluted discontinued operations per share	0.57	(0.27)	0.30	(0.30)	—
Diluted earnings (loss) per share	$0.10	$(0.27)	$(0.17)	$(0.01)	$(0.18)
Weighted average shares outstanding:
Basic	45,128	—	45,128	—	45,128
Diluted	45,128	—	45,128	—	45,128

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Six months ended June 30, 2022	As Previously Reported	Restatement Impacts	As Restated
Operating activities
Net income (loss)	$6,747	$(12,264)	$(5,517)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	32,328	—	32,328
Amortization related to long-term debt	1,423	—	1,423
Gain on sale of business	(6,234)	—	(6,234)
Gain on sales of property and equipment, net	(9,513)	—	(9,513)
Deferred income taxes	2,545	—	2,545
Stock-based compensation	4,376	—	4,376
Equity in net loss from unconsolidated joint ventures	17,228	—	17,228
Net loss from affiliates	(6,165)	—	(6,165)
Other non-cash adjustments	(84)	—	(84)
Changes in assets and liabilities:
Receivables	(69,114)	—	(69,114)
Contract assets, net	(71,282)	—	(71,282)
Inventories	(18,618)	—	(18,618)
Contributions to unconsolidated construction joint ventures	(33,563)	—	(33,563)
Distributions from unconsolidated construction joint ventures and affiliates	6,522	—	6,522
Other assets, net	15,627	6,426	22,053
Accounts payable	17,983	—	17,983
Accrual for expected resolution of SEC investigation	12,000	—	12,000
Accrued expenses and other liabilities, net	(5,484)	5,838	354
Net cash used in operating activities	$(103,278)	$—	$(103,278)

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
In our review of these changes for the three and six months ended June 30, 2023 and 2022, we did not identify any material amounts that should have been recorded in a prior period.
During the six months ended June 30, 2023, there was one project with an increase from revisions in estimates which had an impact to gross profit of $6.9 million and a reduction of net loss of $5.2 million, with $2.7 million of that amount attributable to non-controlling interests. The revision decreased the net loss per diluted share by $0.06. The increase was due to decreases in estimated costs from mitigated risks. There were no increases to revisions which individually had an impact of $5.0 million or more on gross profit during the three months ended June 30, 2023 or during the three and six months ended June 30, 2022.
The projects with decreases from revisions in estimates, which individually had an impact of $5.0 million or more on gross profit, are summarized as follows (dollars in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
		As Restated
	2023	2022	2023	2022
Number of projects with downward estimate changes	1	3	2	5
Range of reduction in gross profit from each project, net	$20.7	$5.9 - 7.6	$5.9 - 32.1	$5.6 - 10.6
Decrease to project profitability, net	$20.7	$19.5	$38.0	$35.6
Decrease to net income/increase to net loss	$15.8	$14.9	$29.0	$27.3
Amounts attributable to non-controlling interests	$10.4	$3.0	$16.0	$3.0
Decrease to net income/increase to net loss attributable to Granite Construction Incorporated	$5.4	$11.9	$13.0	$24.2
Decrease to net income/increase to net loss per diluted share attributable to common shareholders	$0.12	$0.23	$0.30	$0.54
The decreases during the three and six months ended June 30, 2023 were due to additional costs related to changes in project duration and increased labor and materials costs. The decreases during the three and six months ended June 30, 2022 were due to additional costs related to extended project duration, increased labor and materials costs, and disputed work being performed where there were ongoing legal claims.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
5.  Disaggregation of Revenue
We disaggregate our revenue based on our reportable segments (see Note 18) and operating groups as these are the formats that are regularly reviewed by management. Our reportable segments are: Construction and Materials. In alphabetical order, our operating groups are: California, Central and Mountain. The following tables present our disaggregated revenue by operating group (in thousands):

Three Months Ended June 30,
2023	Construction	Materials	Total
California	$232,902	$77,216	$310,118
Central	200,486	12,338	212,824
Mountain	316,025	59,585	375,610
Total	$749,413	$149,139	$898,552

2022 (As Restated and Recast)	Construction	Materials	Total
California	$197,435	$71,572	$269,007
Central	211,605	13,901	225,506
Mountain	304,181	50,553	354,734
Total	$713,221	$136,026	$849,247

Six Months Ended June 30,
2023	Construction	Materials	Total
California	$381,849	$107,354	$489,203
Central	371,488	23,894	395,382
Mountain	499,492	74,543	574,035
Total	$1,252,829	$205,791	$1,458,620

2022 (As Recast)	Construction	Materials	Total
California	$343,744	$117,259	$461,003
Central	431,499	24,263	455,762
Mountain	516,244	70,124	586,368
Total	$1,291,487	$211,646	$1,503,133
6.  Unearned Revenue
The following table presents our unearned revenue as of the respective periods:

(in thousands)	June 30, 2023	December 31, 2022
California	$1,266,122	$945,971
Central	1,336,341	1,444,983
Mountain	790,043	486,524
Total	$3,392,506	$2,877,478
All unearned revenue is in the Construction segment. Approximately $2.3 billion of the June 30, 2023 unearned revenue is expected to be recognized within the next twelve months and the remaining amount will be recognized thereafter.
7.  Contract Assets and Liabilities
As a result of changes in contract transaction price related to performance obligations that were satisfied or partially satisfied prior to the end of the periods, we recognized revenue of $45.5 million and $89.7 million during the three and six months ended June 30, 2023 and $79.4 million and $114.6 million during the three and six months ended June 30, 2022, respectively. The changes in contract transaction price for the three and six months ended June 30, 2023 and 2022 were from items such as executed or estimated change orders and unresolved contract modifications and claims.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
As of June 30, 2023 and December 31, 2022, the aggregate claim recovery estimates included in contract asset and liability balances were $70.3 million and $75.8 million, respectively.
The components of the contract asset balances as of the respective dates were as follows:

(in thousands)	June 30, 2023	December 31, 2022
Costs in excess of billings and estimated earnings	$127,848	$80,357
Contract retention	160,501	161,559
Total contract assets	$288,349	$241,916
As of June 30, 2023 and December 31, 2022, contract retention receivable from Brightline Trains Florida LLC represented 10.0% and 11.7%, respectively, of total contract assets. No other contract retention receivable individually exceeded 10% of total contract assets at any of the presented dates. The majority of the contract retention balance is expected to be collected within one year.
As work is performed, revenue is recognized and the corresponding contract liabilities are reduced. We recognized revenue of $48.1 million and $171.1 million during the three and six months ended June 30, 2023, respectively, and $44.1 million and $210.7 million during the three and six months ended June 30, 2022, respectively, that was included in the contract liability balances at December 31, 2022 and 2021, respectively.
The components of the contract liability balances as of the respective dates were as follows:

(in thousands)	June 30, 2023	December 31, 2022
Billings in excess of costs and estimated earnings, net of retention	$153,181	$152,294
Provisions for losses	20,107	20,992
Total contract liabilities	$173,288	$173,286
8.  Receivables, net
Receivables include billed and unbilled amounts for services provided to clients for which we have an unconditional right to payment as of the end of the applicable period and generally do not bear interest. The following table presents major categories of receivables:

(in thousands)	June 30, 2023	December 31, 2022
Contracts completed and in progress:
Billed	$279,044	$220,809
Unbilled	200,418	120,348
Total contracts completed and in progress	479,462	341,157
Materials sales	84,919	52,182
Other	73,523	71,790
Total gross receivables	637,904	465,129
Less: allowance for credit losses	1,107	1,142
Total net receivables	$636,797	$463,987
Included in other receivables at June 30, 2023 and December 31, 2022 were items such as estimated recovery from back charge claims, notes receivable, fuel tax refunds and income tax refunds. Other receivables at June 30, 2023 and December 31, 2022 also included $24.9 million of working capital contributions in the form of a loan to a partner in one of our unconsolidated joint ventures that bears interest at prime plus 3.0% per annum. None of our customers had a receivable balance in excess of 10% of our total net receivables as of June 30, 2023 or December 31, 2022.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
9.  Fair Value Measurement
The following tables summarize significant assets and liabilities measured at fair value in the condensed consolidated balance sheets on a recurring basis for each of the fair value levels (in thousands):

	Fair Value Measurement at Reporting Date Using
June 30, 2023	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$51,489	$—	$—	$51,489
Total assets	$51,489	$—	$—	$51,489
Accrued and other current liabilities
Diesel collars	$—	$991	$—	$991
Commodity swaps	—	479	—	479
Total liabilities	$—	$1,470	$—	$1,470

December 31, 2022
Cash equivalents
Money market funds	$99,806	$—	$—	$99,806
Other current assets
Commodity swaps	—	121	—	121
Total assets	$99,806	$121	$—	$99,927
Commodity Derivatives
As of June 30, 2023 and December 31, 2022, we held commodity swaps for crude oil designated as cash flow hedges with a total outstanding notional amount of $8.0 million and $7.0 million, respectively, all maturing by October 31, 2023. The realized and unrealized losses associated with commodity swaps for the three and six months ended June 30, 2023 were immaterial. The financial statement impact for the three and six months ended June 30, 2022 was a realized gain of $2.4 million and $2.8 million, respectively. In addition, for the three months ended June 30, 2022, the commodity swaps had an unrealized loss of $0.5 million, and for the six months ended June 30, 2022, the commodity swaps had an unrealized gain of $2.8 million.
In the first and second quarters of 2023, we entered into collar contracts to reduce our price exposure on diesel consumption. The collars were not designated as hedges and will be treated as a mark-to-market derivative instruments through the December 2024 maturity dates. The financial statement impact for the six months ended June 30, 2023 was an unrealized loss of $1.0 million. The unrealized loss for the three months ended June 30, 2023 was immaterial. The realized loss for the three and six months ended June 30, 2023 was immaterial.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Other Assets and Liabilities
The carrying values and estimated fair values of financial instruments that are not required to be recorded at fair value in the condensed consolidated balance sheets were as follows:

		June 30, 2023		December 31, 2022
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Held-to-maturity marketable securities (1)	Level 1	$36,556	$35,458	$65,943	$64,584
Liabilities (including current maturities):
3.75% Convertible Notes (2)	Level 2	$373,750	$403,002	$—	$—
2.75% Convertible Notes (2)	Level 2	$31,338	$41,841	$230,000	$281,365
Credit Agreement - revolver (2)	Level 3	$55,000	$54,344	$50,000	$49,536
(1) All marketable securities as of June 30, 2023 and December 31, 2022 were classified as held-to-maturity and consisted of U.S. Government and agency obligations and corporate commercial paper maturing in two months to three years.
(2) The fair values of our 2.75% convertible senior notes due 2024 (the "2.75% Convertible Notes") and the 3.75% convertible senior notes due 2028 (the "3.75% Convertible Notes") are based on the median price of the notes in an active market. The fair value of the Fourth Amended and Restated Credit Agreement (the "Credit Agreement") is based on borrowing rates available to us for long-term loans with similar terms, average maturities, and credit risk. See Note 14 for more information about the 2.75% Convertible Notes, 3.75% Convertible Notes and the Credit Agreement.
During the six months ended June 30, 2023 and 2022, we did not record any fair value adjustments related to nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.
10.  Construction Joint Ventures
We participate in various construction joint ventures. We have determined that certain of these joint ventures are consolidated because they are variable interest entities (“VIEs”) and we are the primary beneficiary. We continually evaluate whether there are changes in the status of the VIEs or changes to the primary beneficiary designation of the VIE. Based on our assessments during the three and six months ended June 30, 2023, we determined no change was required for existing joint ventures.
Due to the joint and several nature of the performance obligations under the related owner contracts, if any of our partners fail to perform, we and the remaining partners, if any, would be responsible for performance of the outstanding work (i.e., we provide a performance guarantee). At June 30, 2023, there was $202.4 million of remaining contract value on unconsolidated and line item construction joint venture contracts of which $96.4 million represented our share and the remaining $106.0 million represented our partners’ share. We are not able to estimate amounts that may be required beyond the current remaining forecasted cost of the work to be performed. These forecasted costs could be offset by billings to the customer or by proceeds from our partners’ corporate and/or other guarantees. See Note 13 for disclosure of the performance guarantee amounts recorded in the condensed consolidated balance sheets.
Consolidated Construction Joint Ventures (“CCJVs”)
At June 30, 2023, we were engaged in eleven active CCJV projects with total contract values ranging from $17.7 million to $430.8 million for a combined total of $1.8 billion of which our share was $1.0 billion. As of June 30, 2023, our share of revenue remaining to be recognized on these CCJVs was $204.4 million and ranged from $0.5 million to $84.8 million by project. Our proportionate share of the equity in these joint ventures was between 50.0% and 70.0%. During the three and six months ended June 30, 2023 and 2022, total revenue from CCJVs was $70.8 million, $132.1 million, $122.7 million and $227.0 million, respectively. During the six months ended June 30, 2023 and 2022, CCJVs used $48.3 million and $13.4 million of operating cash flows, respectively.
Unconsolidated Construction Joint Ventures
As of June 30, 2023, we were engaged in seven active unconsolidated joint venture projects with total contract values ranging from $5.8 million to $3.8 billion for a combined total of $7.9 billion of which our share was $2.3 billion. Our proportionate share of the equity in these unconsolidated construction joint ventures ranged from 23.0% to 50.0%. As of

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
June 30, 2023, our share of the revenue remaining to be recognized on these unconsolidated construction joint ventures was $58.6 million and ranged from $1.6 million to $34.3 million by project.
The following is summary financial information related to unconsolidated construction joint ventures:

(in thousands)	June 30, 2023	December 31, 2022
Assets
Cash, cash equivalents and marketable securities	$110,275	$130,635
Other current assets (1)	694,959	681,221
Noncurrent assets	60,534	76,204
Less partners’ interest	593,218	604,741
Granite’s interest (1),(2)	$272,550	$283,319
Liabilities
Current liabilities	$209,643	$244,411
Less partners’ interest and adjustments (3)	111,104	130,911
Granite’s interest	$98,539	$113,500
Equity in construction joint ventures (4)	$174,011	$169,819
(1) Included in this balance and in accrued expenses and other current liabilities on the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022 was $58.2 million and $64.7 million, respectively, related to performance guarantees (see Note 13).
(2) Included in this balance as of June 30, 2023 and December 31, 2022 was $98.1 million and $104.3 million, respectively, related to Granite’s share of estimated cost recovery of customer affirmative claims. In addition, this balance included $2.6 million and $2.7 million related to Granite’s share of estimated recovery of back charge claims as of June 30, 2023 and December 31, 2022, respectively.
(3) Partners’ interest and adjustments includes amounts to reconcile total net assets as reported by our partners to Granite’s interest adjusted to reflect our accounting policies and estimates primarily related to contract forecast differences.
(4) Included in this balance and in accrued expenses and other current liabilities on our condensed consolidated balance sheets was $14.1 million and $14.0 million as of June 30, 2023 and December 31, 2022, respectively, related to deficits in unconsolidated construction joint ventures, which includes provisions for losses.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Revenue
Total	$25,211	$91,564	$63,385	$252,703
Less partners’ interest and adjustments (1)	15,691	68,374	39,020	179,858
Granite’s interest	$9,520	$23,190	$24,365	$72,845
Cost of revenue
Total	$40,564	$93,162	$84,935	$251,083
Less partners’ interest and adjustments (1)	25,912	56,897	56,316	161,549
Granite’s interest	14,652	36,265	28,619	89,534
Granite’s interest in gross loss	$(5,132)	$(13,075)	$(4,254)	$(16,689)
Net Income (Loss)
Total	$(14,574)	$(2,871)	$(20,228)	$296
Less partners’ interest and adjustments (1)	(9,658)	10,730	(16,223)	17,524
Granite’s interest in net loss (2)	$(4,916)	$(13,601)	$(4,005)	$(17,228)
(1)Partners’ interest and adjustments includes amounts to reconcile total revenue and total cost of revenue as reported by our partners to Granite’s interest adjusted to reflect our accounting policies and estimates primarily related to contract forecast and/or actual differences.
(2)These joint venture net loss amounts exclude our corporate overhead required to manage the joint ventures and include taxes only to the extent the applicable states have joint venture level taxes.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
11.  Investments in Affiliates
Our investments in affiliates balance consists of equity method investments in the following types of entities:

(in thousands)	June 30, 2023	December 31, 2022
Foreign	$64,698	$58,579
Real estate	7,460	8,517
Asphalt terminal	14,453	13,629
Total investments in affiliates	$86,611	$80,725
The following table provides summarized balance sheet information for our affiliates accounted for under the equity method on a combined basis:

(in thousands)	June 30, 2023	December 31, 2022
Current assets	$201,508	$194,210
Noncurrent assets	175,336	172,560
Total assets	376,844	366,770
Current liabilities	97,837	106,780
Long-term liabilities (1)	59,950	59,356
Total liabilities	157,787	166,136
Net assets	219,057	200,634
Granite’s share of net assets	$86,611	$80,725
(1)This balance is primarily related to local bank debt for equipment purchases and debt associated with our real estate investments.
Of the $376.8 million of total affiliate assets as of June 30, 2023, we had investments in two real estate entities with total assets of $67.0 million, our foreign affiliates had total assets of $276.9 million and the asphalt terminal entity had total assets of $32.9 million. As of June 30, 2023 and December 31, 2022, all of the investments in real estate affiliates were in residential real estate in Texas. As of June 30, 2023, our percent ownership in the real estate entities ranged from 10% to 25%. We have direct and indirect investments in our foreign affiliates, and our percent ownership in foreign affiliates ranged from 25% to 50% as of June 30, 2023.
12.  Property and Equipment, net
Balances of major classes of assets and total accumulated depreciation and depletion are included in property and equipment, net in the condensed consolidated balance sheets as follows:

(in thousands)	June 30, 2023	December 31, 2022
Equipment and vehicles	$1,051,771	$994,602
Quarry property	232,117	219,843
Land and land improvements	108,288	105,733
Buildings and leasehold improvements	105,780	103,658
Office furniture and equipment	86,768	82,465
Property and equipment	1,584,724	1,506,301
Less: accumulated depreciation and depletion	1,020,647	997,091
Property and equipment, net	$564,077	$509,210

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
13.  Accrued Expenses and Other Current Liabilities

(in thousands)	June 30, 2023	December 31, 2022
Accrued insurance	$86,882	$78,427
Deficits in unconsolidated construction joint ventures	14,082	13,989
Payroll and related employee benefits	79,567	80,910
Performance guarantees	58,190	64,703
Short-term lease liabilities	17,483	18,662
Other	53,818	31,778
Total	$310,022	$288,469
The decrease in performance guarantees in the current year is due to receiving customer acceptance on two unconsolidated construction joint ventures during the six months ended June 30, 2023.
Other includes dividends payable, warranty reserves, asset retirement obligations, remediation reserves, legal accruals and other miscellaneous accruals, none of which were greater than 5% of total current liabilities at any of the presented dates.
14.  Long-Term Debt and Credit Arrangements

(in thousands)	June 30, 2023	December 31, 2022
3.75% Convertible Notes	$373,750	$—
2.75% Convertible Notes	31,338	230,000
Credit Agreement - revolver	55,000	50,000
Other, net of debt issuance costs	70	8,381
Total debt	$460,158	$288,381
Less current maturities	1,466	1,447
Total long-term debt	$458,692	$286,934
3.75% Convertible Notes
On May 11, 2023, we issued $373.8 million aggregate principal amount of our 3.75% Convertible Notes. The 3.75% Convertible Notes bear interest at a rate of 3.75% per annum payable semiannually in arrears on May 15 and November 15 of each year, beginning on November 15, 2023 and mature on May 15, 2028, unless earlier converted, redeemed or repurchased. Prior to the close of business on the business day immediately preceding November 15, 2027, the 3.75% Convertible Notes will be convertible at the option of the holders only upon the occurrence of certain events and during certain periods. Thereafter, the 3.75% Convertible Notes will be convertible at the option of the holders at any time until the close of business on the second scheduled trading day immediately preceding the maturity date.
The initial conversion rate applicable to the 3.75% Convertible Notes is 21.6807 shares of Granite common stock per $1,000 principal amount of the 3.75% Convertible Notes, which is equivalent to an initial conversion price of approximately $46.12 per share of Granite common stock, subject to adjustment if certain events occur. Upon conversion, we will pay or deliver, as the case may be, cash, shares of Granite common stock or a combination of cash and shares of Granite common stock, at our election. In addition, upon the occurrence of a “fundamental change” as defined in the indenture governing the 3.75% Convertible Notes, holders may require us to repurchase for cash all or any portion of their 3.75% Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 3.75% Convertible Notes to be repurchased plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. If certain corporate events that constitute a “make-whole fundamental change” as set forth in the indenture governing the 3.75% Convertible Notes occur prior to the maturity date of the 3.75% Convertible Notes or if we deliver a notice of redemption, we will, in certain circumstances, increase the conversion rate for a holder who elects to convert its 3.75% Convertible Notes in connection with such event or notice of redemption.
We will not be able to redeem the 3.75% Convertible Notes prior to May 20, 2026. On or after May 20, 2026, we have the option to redeem for cash all or any portion of the 3.75% Convertible Notes if the last reported sale price of our common stock is equal to or greater than 130% of the conversion price for a specified period of time at a redemption price equal to 100% of the principal amount of the 3.75% Convertible Notes to be redeemed, plus any accrued but unpaid interest to, but excluding, the redemption date. In addition, as described in the indenture governing the 3.75% Convertible Notes, certain

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
events of default including, but not limited to, bankruptcy, insolvency or reorganization, may result in the 3.75% Convertible Notes becoming due and payable immediately.
The net proceeds from the sale of the 3.75% Convertible Notes were approximately $364.4 million, after deducting the initial purchasers’ discount. We used approximately $53.0 million of the net proceeds from the offering to pay the cost of the Capped Call Transactions (as described below). In addition, we used approximately $198.8 million of the net proceeds and issued 1,390,500 shares of Granite common stock in exchange for approximately $198.7 million aggregate principal amount of our 2.75% Convertible Notes concurrent with the offering in separate and individually negotiated transactions. We also received 1,390,516 shares from bond option counterparties for the exercise of our bond hedge, corresponding to the portion of the 2.75% Convertible Notes that were exchanged, and used approximately $13.2 million of the net proceeds to pay the cost of terminating the portion of the existing warrant transactions that correspond to the 2.75% Convertible Notes exchanged.
Capped Call Transactions
In May 2023, we entered into capped call transactions (the "Capped Call Transactions") in connection with the offering of the 3.75% Convertible Notes. The Capped Call Transactions are expected generally to reduce the potential dilution to Granite’s common stock upon conversion of the 3.75% Convertible Notes and/or offset any cash payments Granite is required to make in excess of the principal amount of converted 3.75% Convertible Notes, as the case may be. If, however, the market price per share of Granite’s common stock, as measured under the terms of the Capped Call Transactions, exceeds the cap price of the Capped Call Transactions, there would nevertheless be dilution and/or there would not be an offset of such cash payments, in each case, to the extent that such market price exceeds the cap price of the Capped Call Transactions.
The cap price of the Capped Call Transactions will initially be $79.83 per share, which represents a premium of 125% over the last reported sale price of Granite’s common stock of $35.48 per share on the New York Stock Exchange on May 8, 2023, and is subject to certain adjustments under the terms of the Capped Call Transactions.
2.75% Convertible Notes
The 2.75% Convertible Notes were issued in November 2019 in an aggregate principal amount of $230.0 million, with an interest rate of 2.75% and a maturity date of November 1, 2024, unless earlier converted, redeemed or repurchased. The 2.75% Convertible Notes are convertible at the option of the holders prior to the close of business on the business day before May 1, 2024 only during certain periods and upon the occurrence of certain events. After May 1, 2024, the 2.75% Convertible Notes will be convertible at the option of the holders at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The conversion rate applicable to the 2.75% Convertible Notes is 31.7776 shares of Granite common stock per $1,000 principal amount of 2.75% Convertible Notes, which is equivalent to a conversion price of approximately $31.47 per share of Granite common stock. Upon conversion, we will pay or deliver, as the case may be, cash, shares of Granite common stock or a combination of cash and shares of Granite common stock, at our election. In addition, upon the occurrence of a “make-whole fundamental change” as defined in the indenture governing the 2.75% Convertible Notes prior to the maturity date of the 2.75% Convertible Notes or if the Company delivers a notice of redemption, we will, in certain circumstances, increase the conversion rate for a holder that elects to convert its 2.75% Convertible Notes in connection with such a make-whole fundamental change or notice of redemption.
We have the option to redeem for cash all or any portion of the 2.75% Convertible Notes if the last reported sale price of our common stock is equal to or greater than 130% of the conversion price for a specified period of time at a redemption price equal to 100% of the principal amount of the 2.75% Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. Upon the occurrence of a “fundamental change” as defined in the indenture governing the 2.75% Convertible Notes, holders may require us to repurchase for cash all or any portion of their 2.75% Convertible Notes at a price equal to 100% of the principal amount of the 2.75% Convertible Notes to be repurchased plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, as described in the indenture governing the 2.75% Convertible Notes, certain events of default including, but not limited to, bankruptcy, insolvency or reorganization, may result in the 2.75% Convertible Notes becoming due and payable immediately.
At June 30, 2023, $31.3 million remained outstanding of our 2.75% Convertible Notes.
Credit Agreement
In June 2022, we entered into the Credit Agreement which matures on June 2, 2027. The Credit Agreement is a $350.0 million senior secured, five-year revolving facility (the “Revolver”), including an accordion feature allowing us to increase

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
borrowings up to the greater of (a) $200.0 million and (b) 100% of twelve-month trailing consolidated EBITDA, subject to lender approval. The Credit Agreement includes a $150.0 million sublimit for letters of credit ($75.0 million for financial letters of credit) and a $20.0 million sublimit for swingline loans. In May 2023, we entered into Amendment No. 1 to the Credit Agreement (the "Amendment"). The Amendment amended the Credit Agreement to, among other things, permit the Company to exchange its 2.75% Convertible Notes for cash and shares of its common stock and to clarify that (i) the issuance of the 3.75% Convertible Notes was permitted under the terms of the Credit Agreement and (ii) that a Swap Contract (as defined in the Credit Agreement) does not include any Permitted Call Spread Transaction (as defined in the Credit Agreement).
As of June 30, 2023, the total unused availability under the Credit Agreement was $275.9 million, resulting from $19.1 million in issued and outstanding letters of credit and $55.0 million drawn under the revolver. The letters of credit had expiration dates between July 2023 and December 2026. As of June 30, 2023, the applicable rate was 1.50% for loans under the Credit Agreement bearing interest based on the Secured Overnight Financing Rate ("SOFR") and 0.50% for loans bearing interest at the base rate. Accordingly, the effective interest rates at June 30, 2023 for SOFR and base rate loans were 6.70% and 8.75%, respectively.
The Credit Agreement contains certain affirmative and restrictive covenants, and customary events of default. The financial covenants include a maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) and a minimum Consolidated Interest Coverage Ratio (as defined in the Credit Agreement). As of June 30, 2023, we were in compliance with the covenants in the Credit Agreement.
Debt Issuance Costs
During the three and six months ended June 30, 2023, we recorded $2.1 million and $2.4 million, respectively, of amortization related to debt issuance costs. This included $1.7 million of accelerated amortization of debt issuance costs associated with the 2.75% Convertible Notes that were repaid and are included in the loss on debt extinguishment. We also capitalized $9.8 million in third party offering costs related to the issuance of the 3.75% Convertible Notes. These debt issuance costs will be amortized over the expected life of the 3.75% Convertible Notes.
During the three and six months ended June 30, 2022, we recorded $0.4 million, and $0.7 million, respectively, of amortization related to debt issuance costs.
15.  Weighted Average Shares Outstanding and Net Income (Loss) Per Share
The following table presents a reconciliation of the weighted average shares of common stock used in calculating basic and diluted net income (loss) per share as well as the calculation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
		As Restated		As Restated
(in thousands, except per share amounts)	2023	2022	2023	2022
Numerator (basic and diluted)
Net income (loss) attributable to common shareholders	$(17,000)	$18,681	$(40,023)	$(8,052)
Add: Interest expense related to Convertible Notes	—	1,468	—	—
Net income (loss) attributable to common shareholders for diluted earnings per share	$(17,000)	$20,149	$(40,023)	$(8,052)
Denominator
Weighted average common shares outstanding, basic	43,892	44,534	43,829	45,128
Add: Dilutive effect of RSUs	—	452	—	—
Add: Dilutive effect of Convertible Notes	—	7,309	—	—
Weighted average common shares outstanding, diluted	43,892	52,295	43,829	45,128

Net income (loss) per share, basic	$(0.39)	$0.42	$(0.91)	$(0.18)
Net income (loss) per share, diluted	$(0.39)	$0.39	$(0.91)	$(0.18)

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Due to the net losses for the three and six months ended June 30, 2023 and six months ended June 30, 2022, RSUs representing 586,000, 584,000 and 493,000 shares, respectively, and the potential dilution from the convertible notes converting into 10,095,000, 10,095,000 and 7,309,000 shares of common stock for each period, respectively, have been excluded from the number of shares used in calculating diluted earnings per share, as their inclusion would have been antidilutive. In connection with the issuance of the 3.75% Convertible Notes, we entered into Capped Calls Transactions, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive.
16.  Income Taxes
The following table presents the provision for (benefit from) income taxes for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
		As Restated and Recast		As Restated and Recast
(dollars in thousands)	2023	2022	2023	2022
Provision for (benefit from) income taxes	$9,024	$8,668	$(445)	$15,020
Effective tax rate	(60.9%)	30.7%	0.9%	158.1%
Our effective tax rate for the three and six months ended June 30, 2023 was lower than the prior year primarily due to a $49.3 million non-deductible expense associated with the refinancing of a portion of the Company's 2.75% Convertible Notes in the second quarter of 2023. See Note 14 for more information.
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
The total liabilities for legal proceedings are recorded in accrued expenses and other current liabilities on the condensed consolidated balance sheet (see Note 13). The total range of possible loss related to (i) matters considered reasonably possible, and (ii) reasonably possible amounts in excess of accrued losses recorded for probable loss contingencies, including those related to liquidated damages, could have a material impact on our consolidated financial statements if they become probable and the reasonably estimable amount is determined.
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
On February 3, 2022, a lawsuit titled Steadfast Insurance Company (“Steadfast”), a subrogee of Clark/Hathaway Dinwiddie, a Joint Venture (“CHDJV”) v. Layne Christensen Company (“Layne”), was filed in the Superior Court of the State of California, County of San Francisco, seeking damages of approximately $70 million for costs incurred by Steadfast on behalf of CHDJV to cure Layne’s allegedly defective work on the foundation of the Salesforce Tower. On February 4, 2022, CHDJV submitted an arbitration demand with the American Arbitration Association against Granite Construction Incorporated seeking to recover approximately $30 million for costs incurred by CHDJV to cure Layne’s allegedly defective work on the foundation of the Salesforce Tower. CHDJV subsequently dismissed Granite and added Layne as a respondent to the arbitration. On May 6, 2022, CHDJV consolidated its claims with those of Steadfast and joined as a plaintiff in the Steadfast lawsuit, and on May 16, 2022, the arbitration was stayed. Both Layne and CHDJV have moved for summary adjudication on potentially dispositive issues. The parties have agreed to attend a mediation on August 4, 2023, and, as a result, the hearing for the summary adjudication motions has been postponed to September 13, 2023. Layne opposes the motions filed against it and believes it has multiple defenses and counterclaims to the plaintiffs' claims. Layne intends to vigorously defend against plaintiffs' claims and prosecute its counterclaims, but we cannot provide assurance that Layne will be successful in these efforts. As of June 30, 2023, we have determined that a loss related to this matter is probable, have estimated a range of loss and recorded a liability based on the low end of the range, as there were no facts and circumstances to support a different point in the range. In the second quarter of 2023, we recorded a pre-tax charge of $12.0 million, net of estimated insurance recovery, which is reflected in other costs on the condensed consolidated statements of operations for the three and six months ended June 30, 2023.
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
Summarized segment information is as follows (in thousands):

Three months ended June 30,	Construction	Materials	Total
2023
Total revenue from reportable segments	$749,413	$206,832	$956,245
Elimination of intersegment revenue	—	(57,693)	(57,693)
Revenue from external customers	$749,413	$149,139	$898,552
Gross profit	$79,154	$23,932	$103,086
Depreciation, depletion and amortization	$10,238	$7,090	$17,328
2022 (As Restated and Recast)
Total revenue from reportable segments	$713,221	$180,444	$893,665
Elimination of intersegment revenue	—	(44,418)	(44,418)
Revenue from external customers	$713,221	$136,026	$849,247
Gross profit	$80,252	$17,314	$97,566
Depreciation, depletion and amortization	$5,595	$6,804	$12,399

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Six Months Ended June 30,	Construction	Materials	Total
2023
Total revenue from reportable segments	$1,252,829	$278,752	$1,531,581
Elimination of intersegment revenue	—	(72,961)	(72,961)
Revenue from external customers	$1,252,829	$205,791	$1,458,620
Gross profit	$115,859	$19,586	$135,445
Depreciation, depletion and amortization	$19,993	$13,213	$33,206
Segment assets as of period end	$443,112	$414,858	$857,970
2022 (As Recast)
Total revenue from reportable segments	$1,291,487	$272,967	$1,564,454
Elimination of intersegment revenue	—	(61,321)	(61,321)
Revenue from external customers	$1,291,487	$211,646	$1,503,133
Gross profit	$138,731	$18,927	$157,658
Depreciation, depletion and amortization	$13,389	$13,137	$26,526
Segment assets as of period end	$369,160	$357,922	$727,082
A reconciliation of segment gross profit to consolidated income (loss) before income taxes is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
		As Restated and Recast		As Recast
(in thousands)	2023	2022	2023	2022
Total gross profit from reportable segments	$103,086	$97,566	$135,445	$157,658
Selling, general and administrative expenses	64,563	60,121	137,685	130,241
Other costs, net	13,607	16,612	18,130	22,891
Gain on sales of property and equipment	(3,944)	(8,915)	(5,981)	(9,513)
Total other (income) expense, net	43,682	1,502	35,674	4,536
Income (loss) before income taxes	$(14,822)	$28,246	$(50,063)	$9,503

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
At state, regional and local levels, voter-approved state and local transportation measures continue to support infrastructure spending. While each market is unique, we see a strong funding environment at the state and local levels currently and we expect that environment to improve with the impact of the IIJA. In California, our top revenue-generating state, a significant part of the state infrastructure spend is funded through Senate Bill 1 ("SB-1"), the Road Repair and Accountability Act of 2017, which is a 10-year, $54.2 billion program without any sunset provisions.
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
Our Committed and Awarded Projects (“CAP”) continue to be strong at $5.4 billion at the end of the second quarter of 2023. Our CAP is supported by a positive public funding environment and resilient private market which we believe will provide further opportunities in 2023 to continue to grow CAP.
Acquisition
On April 24, 2023, we completed the purchase of Coast Mountain Resources (2020) Ltd. (“CMR”) for approximately $26.9 million in cash, subject to certain adjustments. CMR is a construction aggregate producer based in British Columbia, Canada operating on Malahat First Nation land. CMR results are reported in the Materials segment. This acquisition is not expected to have a material impact on our results of operations.
Litigation Matter
As further discussed in Note 17 of “Notes to the Condensed Consolidated Financial Statements,” our wholly owned subsidiary, Layne Christensen Company (“Layne”), has been sued for approximately $100 million relating to Layne’s work on the Salesforce Tower foundation. Layne was a subcontractor on this project and potential liability for this project remained with Layne in connection with our acquisition of Layne in June 2018. During the second quarter of 2023, we recorded a pre-tax charge of $12.0 million, net of estimated insurance recovery, which is reflected in other costs on the condensed consolidated statements of operations for the three and six months ended June 30, 2023. For additional information, see “Item 1A. Risk Factors - In connection with acquisitions or divestitures, we may become subject to liabilities” and “Item 1A. Risk Factors - We are involved in lawsuits, legal proceedings and indemnity claims in the ordinary course of our business and may in the future be subject to other litigation, legal proceedings and claims, and, if any of these are resolved adversely against us, it could harm our business, financial condition and results of operations” in our Annual Report.
Results of Operations
Our operations are typically affected more by inclement weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability. Therefore, the results of operations of a given quarter are not indicative of the results to be expected for the full year.
The following table presents a financial summary for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	As Restated and Recast	2023	As Restated and Recast
		2022		2022
Total revenue	$898,552	$849,247	$1,458,620	$1,503,133
Gross profit	$103,086	$97,566	$135,445	$157,658
Selling, general and administrative expenses	$64,563	$60,121	$137,685	$130,241
Operating income (loss)	$28,860	$29,748	$(14,389)	$14,039
Amount attributable to non-controlling interests	$6,846	$(897)	$9,595	$(2,535)
Net income (loss) attributable to Granite Construction Incorporated	$(17,000)	$18,681	$(40,023)	$(8,052)

Revenue
Total Revenue by Segment

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2023		As Restated and Recast		2023		As Recast
			2022				2022
Construction	$749,413	83.4%	$713,221	84.0%	$1,252,829	85.9%	$1,291,487	85.9%
Materials	149,139	16.6	136,026	16.0	205,791	14.1	211,646	14.1
Total	$898,552	100.0%	$849,247	100.0%	$1,458,620	100.0%	$1,503,133	100.0%
Construction Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2023		As Restated and Recast		2023		As Recast
			2022				2022
California	$232,902	31.1%	$197,435	27.7%	$381,849	30.5%	$343,744	26.6%
Central	200,486	26.8	211,605	29.7	371,488	29.7	431,499	33.4
Mountain	316,025	42.1	304,181	42.6	499,492	39.8	516,244	40.0
Total	$749,413	100.0%	$713,221	100.0%	$1,252,829	100.0%	$1,291,487	100.0%
Construction revenue for the three months ended June 30, 2023 increased by $36.2 million, or 5.1%, when compared to 2022. Construction revenue from the California and Mountain operating groups increased $35.5 million and $11.8 million, respectively, which were driven by higher levels of CAP going into the quarter. The Central operating group's construction revenue decreased by $11.1 million primarily due to the wind down of several large projects.
Construction revenue for the six months ended June 30, 2023 decreased by $38.7 million, or 3.0%, when compared to the six months ended June 30, 2022. This decrease was primarily driven by a $60.0 million decrease in the Central operating group due to the wind down of several large projects. Revenue from the Mountain operating group decreased $16.8 million mainly due to the sale of Inliner which contributed $33.2 million in 2022 prior to its sale. This decrease was partially offset by increased revenue driven by higher beginning CAP levels. California operating group revenue increased $38.1 million despite the unfavorable weather conditions during the first half of the year, partly due to emergency work resulting from the weather as well as higher CAP levels to start the year.
During both the three and six months ended June 30, 2023 and 2022, approximately 65% of revenue earned in the Construction segment was from the public sector.
Materials Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2023		2022		2023		As Recast
							2022
California	$77,216	51.7%	$71,572	52.6%	$107,354	52.2%	$117,259	55.4%
Central	12,338	8.3	13,901	10.2	23,894	11.6	24,263	11.5
Mountain	59,585	40.0	50,553	37.2	74,543	36.2	70,124	33.1
Total	$149,139	100.0%	$136,026	100.0%	$205,791	100.0%	$211,646	100.0%
Materials revenue for the three months ended June 30, 2023 increased $13.1 million, or 9.6%, when compared to the same period in 2022 driven by higher asphalt and aggregate sales prices and increased aggregate sales volume. Aggregate sales volume was up 9.2% during the three months ended June 30, 2023.
Materials revenue for the six months ended June 30, 2023 decreased $5.9 million, or 2.8%, when compared to the six months ended June 30, 2022, driven primarily by lower sales volumes in both asphalt and aggregates resulting from inclement weather during the first quarter of 2023, partially offset by increased sales prices. Asphalt and aggregate sales volumes were down 12.6% and 4.8%, respectively, in the six months ended June 30, 2023, with the greatest decreases in the California operating group.

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

(dollars in thousands)	June 30, 2023		March 31, 2023		December 31, 2022
Unearned revenue	$3,392,506	62.4%	$3,163,568	62.0%	$2,877,478	64.2%
Other awards	2,045,082	37.6	1,940,385	38.0	1,607,661	35.8
Total	$5,437,588	100.0%	$5,103,953	100.0%	$4,485,139	100.0%

(dollars in thousands)	June 30, 2023		March 31, 2023		December 31, 2022
California	$2,345,611	43.2%	$1,913,634	37.5%	$1,747,163	39.0%
Central	1,599,538	29.4	1,750,375	34.3	1,661,613	37.0
Mountain	1,492,439	27.4	1,439,944	28.2	1,076,363	24.0
Total	$5,437,588	100.0%	$5,103,953	100.0%	$4,485,139	100.0%
CAP of $5.4 billion at June 30, 2023 increased $333.6 million and $952.4 million when compared to March 31, 2023 and December 31, 2022, respectively. Significant additions to CAP during the three months ended June 30, 2023 included a $173 million weir widening project in California, a $72 million highway project in California, a $48 million flood control project in Texas, a $45 million railway project in California and a $38 million highway project in Alaska.
Non-controlling partners’ share of CAP as of June 30, 2023, March 31, 2023 and December 31, 2022 was $129.6 million, $109.6 million and $85.0 million, respectively.
At June 30, 2023, three contracts with remaining CAP of $10 million or more per project had total forecasted losses with remaining revenue of $86.2 million, or 1.6%, of total CAP.
Gross Profit
The following table presents gross profit by reportable segment for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	As Restated and Recast	2023	As Recast
		2022		2022
Construction	$79,154	$80,252	$115,859	$138,731
Percent of segment revenue	10.6%	11.3%	9.2%	10.7%
Materials	23,932	17,314	19,586	18,927
Percent of segment revenue	16.0%	12.7%	9.5%	8.9%
Total gross profit	$103,086	$97,566	$135,445	$157,658
Percent of total revenue	11.5%	11.5%	9.3%	10.5%
Construction gross profit for the three and six months ended June 30, 2023 decreased by $1.1 million and $22.9 million, or 1.4% and 16.5%, respectively, when compared to 2022. The decrease for the six months ended June 30, 2023 was primarily due to an increase in the negative net impact from revisions in estimates, mainly in our Central operating group. For further discussion of projects with revisions in estimates which individually had an impact of $5.0 million or more on gross profit, see Note 4 of "Notes to the Condensed Consolidated Financial Statements." Increased depreciation expense during the three and six months ended June 30, 2023 also contributed to the decrease in gross profit. As previously disclosed, our former Water and Mineral Services operating group (“WMS”) was classified as held for sale throughout the first and second quarters of 2022, and therefore no depreciation expense was recorded for WMS assets during that period.
Materials gross profit for the three and six months ended June 30, 2023 increased by $6.6 million and $0.7 million, respectively, when compared to 2022. Higher sales prices were the primary driver of the gross profit improvement for the three months ended June 30, 2023.
Selling, General and Administrative Expenses
The following table presents the components of selling, general and administrative expenses for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	As Recast	2023	As Recast
		2022		2022
Selling
Salaries and related expenses	$13,894	$14,314	$30,256	$31,628
Stock-based compensation	243	215	1,072	858
Other selling expenses	1,797	3,238	3,236	4,981
Total selling	15,934	17,767	34,564	37,467
General and administrative
Salaries and related expenses	25,460	23,930	51,825	53,577
Stock-based compensation	1,255	1,166	5,968	3,107
Other general and administrative expenses	21,914	17,258	45,328	36,090
Total general and administrative	48,629	42,354	103,121	92,774
Total selling, general and administrative	$64,563	$60,121	$137,685	$130,241
Percent of revenue	7.2%	7.1%	9.4%	8.7%
Selling Expenses
Selling expenses include the costs for estimating and bidding including offsetting customer reimbursements for portions of our selling/bid submission expenses (i.e., stipends), business development and materials facility permits. Selling expenses can vary depending on the volume of projects in process and the number of employees assigned to estimating and bidding activities. As projects are completed or the volume of work slows down, we temporarily redeploy project employees to bid on new projects, moving their salaries and related costs from cost of revenue to selling expenses. Selling expenses for the three and six months ended June 30, 2023 decreased by $1.8 million and $2.9 million, or 10.3% and 7.7%, when compared to 2022, primarily due to reduced prebid costs in the current year.
General and Administrative Expenses
General and administrative expenses include costs related to our operational offices that are not allocated to direct contract costs and expenses related to our corporate functions. Other general and administrative expenses include travel and entertainment, outside services, information technology, depreciation, occupancy, training, office supplies, incentive compensation, changes in the fair market value of our Non-Qualified Deferred Compensation plan liability and other miscellaneous expenses. Total general and administrative expenses for the three and six months ended June 30, 2023 increased by $6.3 million and $10.3 million, or 14.8% and 11.2%, primarily due to increases in the fair market value of our Non-Qualified Deferred Compensation plan liability, which is mostly offset in Other (income) expense, net, through investments held within our own company-owned life insurance policy, as well as increases in stock-based compensation expense. The increases for the six months ended June 30, 2023 were partially offset by the sale of Inliner on March 16, 2022.
Loss on Debt Extinguishment
In the second quarter of 2023, we issued 1,390,500 shares of Granite common stock and paid approximately $198.8 million in cash in exchange for approximately $198.7 million aggregate principal amount of our 2.75% Convertible Notes (the "Exchange Transaction") concurrent with the offering of the 3.75% Convertible Notes. As a result of the Exchange Transaction, we incurred a $51.1 million loss on debt extinguishment. Included in the loss on debt extinguishment is a $1.7 million charge for the acceleration of the amortization of debt issuance costs associated with the 2.75% Convertible Notes that were redeemed early.
Income Taxes
The following table presents the provision for (benefit from) income taxes for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
		As Restated and Recast		As Restated and Recast
(dollars in thousands)	2023	2022	2023	2022
Provision for (benefit from) income taxes	$9,024	$8,668	$(445)	$15,020
Effective tax rate	(60.9%)	30.7%	0.9%	158.1%
We calculate our income tax provision (benefit) at the end of each interim period by estimating our annual effective tax rate and applying that rate to our income or loss before tax. The effect of changes in enacted tax laws, tax rates or tax status is recognized in the interim period in which the change occurs. See Note 16 of "Notes to the Condensed Consolidated Financial Statements" for more information.
Amount Attributable to Non-controlling Interests
The following table presents the amount attributable to non-controlling interests in consolidated subsidiaries for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	As Restated	2023	2022
		2022
Amount attributable to non-controlling interests	$6,846	$(897)	$9,595	$(2,535)
The amount attributable to non-controlling interests represents the non-controlling owners’ share of the net income or loss of our consolidated construction joint ventures. The amounts for the three and six months ended June 30, 2023 increased $7.7 million and $12.1 million, respectively, primarily due to the impact from revisions in estimates (see Note 4 of “Notes to the Condensed Consolidated Financial Statements”).

Liquidity and Capital Resources
Our primary sources of liquidity are cash and cash equivalents, investments, available borrowing capacity and cash generated from operations. We may also from time-to-time issue and sell equity, debt or hybrid securities or engage in other capital markets transactions or sell one or more business units or assets. See Note 14 of the "Notes to the Condensed Consolidated Financial Statements" for further information on the issuance of our 3.75% Convertible Notes during the second quarter of 2023.
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
As of June 30, 2023, our cash and cash equivalents consisted of deposits and money market funds held with established national financial institutions and marketable securities consisting primarily of U.S. Government and agency obligations and corporate commercial paper. As of June 30, 2023, the total unused availability under our Credit Agreement was $275.9 million, resulting from $19.1 million in issued and outstanding letters of credit and $55.0 million drawn under the Credit Agreement. See Note 14 of “Notes to the Condensed Consolidated Financial Statements.”
As of June 30, 2023, we had $2.0 million of receivables and $29.0 million of contract retention receivables from Brightline Trains Florida LLC ("Brightline") (see Note 7 of “Notes to the Condensed Consolidated Financial Statements”). As of the date of this report, $1.9 million of the Brightline receivables have been collected and the remaining $0.1 million are current. Brightline has experienced delays in securing additional funding in the past, therefore the timing and probability of future payments may be affected and our liquidity impacted if Brightline faces additional funding difficulties.
In evaluating our liquidity position and needs, we also consider cash and cash equivalents held by our consolidated construction joint ventures (“CCJVs”). The following table presents our cash, cash equivalents and marketable securities, including amounts from our CCJVs, as of the respective dates:

(in thousands)	June 30, 2023	December 31, 2022
Cash and cash equivalents excluding CCJVs	$128,630	$191,444
CCJV cash and cash equivalents (1)	85,816	102,547
Total consolidated cash and cash equivalents	214,446	293,991
Short-term and long-term marketable securities (2)	36,556	65,943
Total cash, cash equivalents and marketable securities	$251,002	$359,934
(1)The volume and stage of completion of contracts from our CCJVs may cause fluctuations in joint venture cash and cash equivalents between periods. The assets of each consolidated and unconsolidated construction joint venture relate solely to that joint venture. The decision to distribute joint venture assets must generally be made jointly by a majority of the members and, accordingly, these assets, including those associated with estimated cost recovery of customer affirmative claims and back charge claims, are generally not available for the working capital needs of Granite until distributed.
(2)All marketable securities were classified as held-to-maturity and consisted of U.S. and agency obligations and corporate commercial paper as of all periods presented.
Granite’s portion of CCJV cash and cash equivalents was $52.1 million and $62.5 million as of June 30, 2023 and December 31, 2022, respectively. Excluded from the table above is $32.9 million and $40.4 million as of June 30, 2023 and December 31, 2022, respectively, of Granite’s portion of unconsolidated construction joint venture cash and cash equivalents.

Capital Expenditures
Major capital expenditures are typically for aggregate and asphalt production facilities, aggregate reserves, construction equipment, buildings and leasehold improvements and investments in our information technology systems. The timing and amount of such expenditures can vary based on the progress of planned capital projects, the type and size of construction projects, changes in business outlook and other factors. During the six months ended June 30, 2023, we had capital expenditures of $79.7 million, compared to $73.2 million, during the six months ended June 30, 2022. We currently anticipate 2023 capital expenditures to be between approximately $100 million and $120 million.
Cash Flows

	Six Months Ended June 30,
(in thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$(118,948)	$(103,278)
Investing activities	$(64,378)	$30,317
Financing activities	$103,781	$(157,055)
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
Cash used in operating activities of $118.9 million for the six months ended June 30, 2023 represents a $15.7 million increase in cash used when compared to the same period of 2022. The change was primarily attributable to the timing of receipts and payments of working capital, which includes receivables, net contract assets, inventories, other assets, accounts payable and accrued expenses and other liabilities. Cash used in working capital increased by $28.3 million. This was partially offset by a decrease in contributions, net of distributions, of $18.6 million to unconsolidated joint ventures and affiliates.
Investing activities
Cash used in investing activities of $64.4 million for the six months ended June 30, 2023 represents a $94.7 million increase in cash used when compared to the same period of 2022. The change was primarily due to proceeds from the sale of the Inliner business in March 2022, partially offset by changes in marketable securities activity and the acquisition of CMR in the current year.
Financing activities
Cash provided by financing activities of $103.8 million for the six months ended June 30, 2023 represents a $260.8 million increase in cash provided by financing activities when compared to the same period of 2022. The change was primarily due to the prepayment in the prior year of our term loan of $123.8 million, which did not recur this year. Also, net cash inflows related to our convertible bond transactions in the current year generated $99.0 million in cash. The year over year increase in cash provided by financing activities was also due to $66.6 million less cash used for repurchases of common stock and higher contributions from non-controlling partners, net of distributions, of $15.9 million. These increases were partially offset by a $45.0 million decrease in cash provided by our revolving credit facility. See Note 14 of the “Notes to the Condensed Consolidated Financial Statements” for further information about our long-term debt transactions and our credit facility.
Derivatives
We recognize derivative instruments as either assets or liabilities in the condensed consolidated balance sheets at fair value using Level 2 inputs. See Note 9 to “Notes to the Condensed Consolidated Financial Statements” for further information. The hedge option and warrant derivative transactions related to the 2.75% Convertible Notes and the Capped Call transactions related to the 3.75% Convertible Notes were recorded to equity on our condensed consolidated balance sheets based on the cash proceeds.
Surety Bonds and Real Estate Mortgages
We are generally required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At June 30, 2023, approximately $3.1 billion of our $5.4 billion CAP was bonded. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds after the owner accepts the work performed under contract. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.
Our investments in real estate affiliates are subject to mortgage indebtedness. This indebtedness is non-recourse to Granite but is recourse to the real estate entities. The terms of this indebtedness are typically renegotiated to reflect the evolving nature of the real estate projects as they progress through acquisition, entitlement and development. Modification of these terms may include changes in loan-to-value ratios requiring the real estate entity to repay portions of the debt. Our unconsolidated investments in our foreign affiliates are subject to local bank debt primarily for equipment purchases and working capital. This debt is non-recourse to Granite, but it is recourse to the affiliates. The debt associated with our unconsolidated non-construction entities is included in Note 10 of “Notes to the Condensed Consolidated Financial Statements.”
Covenants and Events of Default
Our Credit Agreement requires us to comply with various affirmative, restrictive and financial covenants, including the financial covenants described below. Our failure to comply with these covenants would constitute an event of default under the Credit Agreement. Additionally, the 2.75% Convertible Notes and 3.75% Convertible Notes are governed by the terms and conditions of their respective indentures. Our failure to pay principal, interest or other amounts when due or within the relevant grace period on our 2.75% Convertible Notes, our 3.75% Convertible Notes or our Credit Agreement would constitute an event of default under the 2.75% Convertible Notes indenture, the 3.75% Convertible Note indenture or the Credit Agreement. A default under our Credit Agreement could result in (i) us no longer being entitled to borrow under such facility; (ii) termination of such facility; (iii) the requirement that any letters of credit under such facility be cash collateralized; (iv) acceleration of amounts owed under the Credit Agreement; and/or (v) foreclosure on any lien securing the obligations under such facility. A default under the 2.75% Convertible Notes indenture or the 3.75% Convertible Notes indenture could result in acceleration of the maturity of the notes.
The most significant financial covenants under the terms of our Credit Agreement require the maintenance of a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio. As of June 30, 2023, we were in compliance with the covenants in the Credit Agreement.
Share Repurchase Program
As announced on February 3, 2022, on February 1, 2022, the Board of Directors authorized us to purchase up to $300.0 million of our common stock at management’s discretion (the “2022 authorization”). There were no share repurchases under the 2022 authorization in the six months ended June 30, 2023 and $231.5 million of the 2022 authorization remained available as of June 30, 2023.
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

Item 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Remediation of Prior Year Material Weakness
Management has concluded that the material weakness described in our Annual Report has been remediated because the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that the controls operated effectively.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS
The description of the matters set forth in Part I, Item I of this Report under Note 17 of “Notes to the Condensed Consolidated Financial Statements” is incorporated herein by reference.
Item 1A.    RISK FACTORS
There have been no material changes in the risk factors previously disclosed in “Item 1A. Risk Factors” in our Annual Report.
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended June 30, 2023:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
April 1, 2023 through April 30, 2023	255	$38.55	—	$231,535,405
May 1, 2023 through May 31, 2023	1,605	$38.06	—	$231,535,405
June 1, 2023 through June 30, 2023	4,482	$38.46	—	$231,535,405
	6,342	$38.36	—
(1)The number of shares purchased was in connection with employee tax withholding for restricted stock units vested under our equity incentive plans.
(2)As announced on February 3, 2022, on February 1, 2022, the Board of Directors authorized us to purchase up to $300.0 million of our common stock at management’s discretion. The specific timing and amount of any future purchases will vary based on market conditions, securities law limitations and other factors.
Item 4.    MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17CFR 229.104) is included in Exhibit 95 to this Quarterly Report on Form 10-Q.
Item 5.    OTHER INFORMATION
Trading Arrangements
During the three months ended June 30, 2023, none of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6.    EXHIBITS

3.1	*	Certificate of Amendment to the Certificate of Incorporation [Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 9, 2023]
3.2	*	Amended and Restated Bylaws of Granite Construction Incorporated [Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2023]
4.1	*
Indenture (including Form of Note) with respect to Granite Construction Incorporated’s 3.75% Convertible Senior Notes due 2028, dated May 11, 2023, by and between Granite Construction Incorporated and Wilmington Trust, National Association, as trustee [Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 11, 2023]

10.1	*
Amendment No. 1 to Fourth Amended and Restated Credit Agreement, dated May 8, 2023, by and among the Company, Granite Construction Company, and GILC Incorporated, as borrowers, Bank of America, N.A., as administrative agent, and the lenders party thereto [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 9, 2023]

10.2	*	Form of Capped Call Confirmation [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 11, 2023]
31.1	†	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	†	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	††	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95	†	Mine Safety Disclosure
101.INS	†	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)
101.SCH	†	Inline XBRL Taxonomy Extension Schema
101.CAL	†	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	†	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	†	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	†	Inline XBRL Taxonomy Extension Presentation Linkbase
104	†	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
	*	Incorporated by reference
	†	Filed herewith
	††	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE CONSTRUCTION INCORPORATED

Date:	July 27, 2023	By:	/s/ Elizabeth L. Curtis
Elizabeth L. Curtis
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)