Form 10-Q
period 2023-09-30
GRANITE CONSTRUCTION INC
filed 2023-10-31
CIK 861459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 25, 2023.

Class	Outstanding
Common stock, $0.01 par value	43,933,314

EXPLANATORY NOTE
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 filed on February 21, 2023, the restatement of our unaudited quarterly financial information for the first three quarters in the year ended December 31, 2022 is necessary to correct for (a) errors related to deferred taxes and the calculation of income tax expense in connection with the sale of the Company’s trenchless and pipe rehabilitation services business (“Inliner”), which was completed in the first quarter of 2022, and (b) other immaterial errors, including certain errors that had previously been adjusted for as out of period corrections.
We have reflected the impact of the restatement on our unaudited condensed consolidated financial information as of and for the three and nine months ended September 30, 2022 herein. See Note 3 of “Notes to the Condensed Consolidated Financial Statements” for additional information.

PART I. FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited - in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents ($118,653 and $102,547 related to consolidated construction joint ventures (“CCJVs”))	$292,124	$293,991
Short-term marketable securities	31,278	39,374
Receivables, net ($75,172 and $39,281 related to CCJVs)	743,091	463,987
Contract assets ($73,675 and $80,306 related to CCJVs)	282,280	241,916
Inventories	92,131	86,809
Equity in construction joint ventures	206,669	183,808
Other current assets ($4,000 and $5,694 related to CCJVs)	47,477	37,411
Total current assets	1,695,050	1,347,296
Property and equipment, net ($7,714 and $7,834 related to CCJVs)	569,722	509,210
Long-term marketable securities	5,750	26,569
Investments in affiliates	91,101	80,725
Goodwill	74,264	73,703
Right of use assets	56,874	49,079
Deferred income taxes, net	29,043	22,208
Other noncurrent assets	58,517	59,143
Total assets	$2,580,321	$2,167,933

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$1,475	$1,447
Accounts payable ($65,645 and $57,534 related to CCJVs)	477,031	334,392
Contract liabilities ($59,148 and $62,675 related to CCJVs)	221,983	173,286
Accrued expenses and other current liabilities ($5,344 and $8,451 related to CCJVs)	355,987	288,469
Total current liabilities	1,056,476	797,594
Long-term debt	403,785	286,934
Long-term lease liabilities	42,198	32,170
Deferred income taxes, net	3,812	1,891
Other long-term liabilities	67,473	64,199
Commitments and contingencies (see Note 17)
Equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	—	—
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding: 43,926,576 shares as of September 30, 2023 and 43,743,907 shares as of December 31, 2022	439	437
Additional paid-in capital	472,379	470,407
Accumulated other comprehensive income	894	788
Retained earnings	481,636	481,384
Total Granite Construction Incorporated shareholders’ equity	955,348	953,016
Non-controlling interests	51,229	32,129
Total equity	1,006,577	985,145
Total liabilities and equity	$2,580,321	$2,167,933
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	As Restated	2023	As Restated
		2022		2022
Revenue
Construction	$945,698	$847,371	$2,198,527	$2,138,858
Materials	171,122	161,539	376,913	373,185
Total revenue	1,116,820	1,008,910	2,575,440	2,512,043
Cost of revenue
Construction	808,536	754,354	1,945,506	1,907,110
Materials	141,641	139,501	327,846	332,220
Total cost of revenue	950,177	893,855	2,273,352	2,239,330
Gross profit	166,643	115,055	302,088	272,713
Selling, general and administrative expenses	74,794	61,795	212,479	192,036
Other costs, net	19,843	(490)	37,973	22,401
Gain on sales of property and equipment, net	(1,812)	(949)	(7,793)	(10,462)
Operating income	73,818	54,699	59,429	68,738
Other (income) expense
Loss on debt extinguishment	—	—	51,052	—
Interest income	(4,293)	(1,894)	(11,287)	(3,246)
Interest expense	4,877	2,519	11,899	10,003
Equity in income of affiliates, net	(7,147)	(3,491)	(19,378)	(9,656)
Other (income) expense, net	462	77	(2,713)	4,646
Total other (income) expense, net	(6,101)	(2,789)	29,573	1,747
Income before income taxes	79,919	57,488	29,856	66,991
Provision for (benefit from) income taxes	22,423	(7,710)	21,978	7,310
Net income	57,496	65,198	7,878	59,681
Amount attributable to non-controlling interests	128	4,104	9,723	1,569
Net income attributable to Granite Construction Incorporated	$57,624	$69,302	$17,601	$61,250

Net income per share attributable to common shareholders (see Note 15):
Basic	$1.31	$1.58	$0.40	$1.37
Diluted	$1.13	$1.36	$0.40	$1.25
Weighted average shares outstanding:
Basic	43,924	43,973	43,861	44,739
Diluted	53,612	51,863	44,447	52,613
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	As Restated	2023	As Restated
		2022		2022
Net income	$57,496	$65,198	$7,878	$59,681
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on cash flow hedges, net of tax	$883	$(1,906)	$325	$153
Less: reclassification for net gains (losses) included in interest expense, net of tax	(362)	—	(250)	3,042
Net change	$521	$(1,906)	$75	$3,195
Foreign currency translation adjustments, net	(422)	53	31	699
Other comprehensive income (loss), net of tax	$99	$(1,853)	$106	$3,894
Comprehensive income, net of tax	$57,595	$63,345	$7,984	$63,575
Non-controlling interests in comprehensive income, net of tax	128	4,104	9,723	1,569
Comprehensive income attributable to Granite Construction Incorporated, net of tax	$57,723	$67,449	$17,707	$65,144
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited - in thousands, except share data)

	Outstanding Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Granite Shareholders’ Equity	Non-controlling Interests	Total Equity
Balances at June 30, 2023	43,918,798	$439	$470,511	$795	$429,797	$901,542	$39,908	$941,450
Net income	—	—	—	—	57,624	57,624	(128)	57,496
Other comprehensive income	—	—	—	99	—	99	—	99
Repurchases of common stock (1)	(3,334)	—	(134)	—	—	(134)	—	(134)
Restricted stock units (“RSUs”) vested	11,166	—	—	—	—	—	—	—
Dividends on common stock ($0.13 per share)	—	—	76	—	(5,785)	(5,709)	—	(5,709)
Transactions with non-controlling interests	—	—	—	—	—	—	11,449	11,449
Stock-based compensation expense and other	(54)	—	1,926	—	—	1,926	—	1,926
Balances at September 30, 2023	43,926,576	$439	$472,379	$894	$481,636	$955,348	$51,229	$1,006,577

Balances at June 30, 2022 (as restated)	44,078,469	$441	$467,159	$2,388	$401,667	$871,655	$33,316	$904,971
Net income (as restated)	—	—	—	—	69,302	69,302	(4,104)	65,198
Other comprehensive loss	—	—	—	(1,853)	—	(1,853)	—	(1,853)
Repurchases of common stock (1)	(378,790)	(4)	(346)	—	—	(350)	—	(350)
RSUs vested	23,994	—	—	—	—	—	—	—
Dividends on common stock ($0.13 per share)	—	—	74	—	(5,759)	(5,685)	—	(5,685)
Transactions with non-controlling interests	—	—	—	—	—	—	6,409	6,409
Stock-based compensation expense and other	(15)	—	1,775	—	(76)	1,699	—	1,699
Balances at September 30, 2022 (as restated)	43,723,658	$437	$468,662	$535	$465,134	$934,768	$35,621	$970,389
(1)During the three months ended September 30, 2023 and 2022, there were 3,334 shares and 9,641 shares, respectively, withheld related to employee taxes for restricted stock units ("RSUs") vested under our equity incentive plans. During the three months ended September 30, 2022, we also repurchased 366,785 shares under the Board approved share repurchase program.
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited - in thousands, except share data)

	Outstanding Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Granite Shareholders’ Equity	Non-controlling Interests	Total Equity
Balances at December 31, 2022	43,743,907	$437	$470,407	$788	$481,384	$953,016	$32,129	$985,145
Net income	—	—	—	—	17,601	17,601	(9,723)	7,878
Other comprehensive income	—	—	—	106	—	106	—	106
Repurchases of common stock (1)	(96,936)	(1)	(3,900)	—	—	(3,901)	—	(3,901)
RSUs vested	272,528	3	(3)	—	—	—	—	—
Dividends on common stock ($0.13 per share per quarter)	—	—	226	—	(17,349)	(17,123)	—	(17,123)
Capped call transactions	—	—	(39,379)	—	—	(39,379)	—	(39,379)
Redemption of warrants	—	—	(13,201)	—	—	(13,201)	—	(13,201)
Common stock issued in debt extinguishment	1,390,500	14	49,321	—	—	49,335	—	49,335
Exercise of bond hedge	(1,390,516)	(14)	14	—	—	—	—	—
Transactions with non-controlling interests	—	—	—	—	—	—	28,823	28,823
Stock-based compensation expense and other	7,093	—	8,894	—	—	8,894	—	8,894
Balances at September 30, 2023	43,926,576	$439	$472,379	$894	$481,636	$955,348	$51,229	$1,006,577

Balances at December 31, 2021	45,840,260	$458	$559,752	$(3,359)	$410,831	$967,682	$27,881	$995,563
Cumulative effect of newly adopted accounting standard	—	—	(26,961)	—	10,543	(16,418)	—	(16,418)
Balances at January 1, 2022	45,840,260	458	532,791	(3,359)	421,374	951,264	27,881	979,145
Net income (as restated)	—	—	—	—	61,250	61,250	(1,569)	59,681
Other comprehensive income	—	—	—	3,894	—	3,894	—	3,894
Repurchases of common stock (1)	(2,370,376)	(23)	(70,703)	—	—	(70,726)	—	(70,726)
RSUs vested	244,760	2	(2)	—	—	—	—	—
Dividends on common stock ($0.13 per share per quarter)	—	—	218	—	(17,490)	(17,272)	—	(17,272)
Transactions with non-controlling interests	—	—	—	—	—	—	9,309	9,309
Stock-based compensation expense and other	9,014	—	6,358	—	—	6,358	—	6,358
Balances at September 30, 2022 (as restated)	43,723,658	$437	$468,662	$535	$465,134	$934,768	$35,621	$970,389
(1) During the nine months ended September 30, 2023 and 2022, there were 96,936 shares and 69,659 shares, respectively, withheld related to employee taxes for RSUs vested under our equity incentive plans. During the nine months ended September 30, 2022, we also repurchased 2,298,353 shares under the Board approved share repurchase program.
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - in thousands)

Nine Months Ended September 30,	2023	As Restated
		2022
Operating activities
Net income	$7,878	$59,681
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, depletion and amortization	65,298	61,714
Amortization related to long-term debt	1,689	1,901
Non-cash loss on debt extinguishment	51,052	—
Gain on sale of business	—	(3,278)
Gain on sales of property and equipment, net	(7,793)	(10,462)
Deferred income taxes	1,542	(17,819)
Stock-based compensation	8,630	6,151
Equity in net (income) loss from unconsolidated joint ventures	(4,535)	25,066
Net income from affiliates	(19,378)	(9,656)
Other non-cash adjustments	5,659	38
Changes in assets and liabilities:
Receivables	(286,262)	(94,233)
Contract assets, net	8,315	(91,102)
Inventories	(3,421)	(8,795)
Contributions to unconsolidated construction joint ventures	(18,310)	(44,667)
Distributions from unconsolidated construction joint ventures and affiliates	8,903	7,960
Other assets, net	(6,705)	27,633
Accounts payable	144,721	60,973
Accrued expenses and other liabilities, net	76,915	14,264
Net cash provided by (used in) operating activities	$34,198	$(14,631)
Investing activities
Purchases of marketable securities	(9,740)	(59,810)
Maturities of marketable securities	40,000	15,000
Purchases of property and equipment	(108,963)	(97,753)
Proceeds from sales of property and equipment	14,613	21,110
Proceeds from company owned life insurance	1,545	—
Proceeds from the sale of business	—	142,571
Acquisition of business	(26,933)	—
Issuance of notes receivable	—	(7,560)
Collection of notes receivable	208	316
Net cash provided by (used in) investing activities	$(89,270)	$13,874
Financing activities
Proceeds from long-term debt	55,000	50,000
Debt principal repayments	(304,851)	(124,911)
Capped call transactions	(53,035)	—
Redemption of warrants	(13,201)	—
Proceeds from issuance of 3.75% Convertible Notes	373,750	—
Debt issuance costs	(10,024)	—
Cash dividends paid	(17,101)	(17,587)
Repurchases of common stock	(3,900)	(70,724)
Contributions from non-controlling partners	35,400	11,925
Distributions to non-controlling partners	(9,100)	(6,725)
Other financing activities, net	267	208
Net cash provided by (used in) financing activities	$53,205	$(157,814)
Net decrease in cash, cash equivalents and restricted cash	(1,867)	(158,571)
Cash, cash equivalents and $0 and $1,512 in restricted cash at beginning of period	293,991	413,655
Cash, cash equivalents and $0 in restricted cash at end of period	$292,124	$255,084

Supplementary Information

Right of use assets obtained in exchange for lease obligations	$28,546	$12,898
Cash paid during the period for:
Operating lease liabilities	$16,461	$17,135
Interest	$6,473	$7,397
Income taxes	$7,324	$1,780
Other non-cash operating activities:
Performance guarantees	$(6,513)	$(4,678)
Deferred taxes related to capped call transactions	$13,656	$—
Non-cash investing and financing activities:
RSUs issued, net of forfeitures	$11,447	$8,258
Dividends declared but not paid	$5,710	$5,685
Contributions from non-controlling partners	$2,523	$4,109
Accrued equipment purchases	$(2,204)	$897
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  General
Basis of Presentation: The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (“we,” “us,” “our,” the “Company” or “Granite”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), are unaudited and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022 (“Annual Report”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to state fairly our financial position at September 30, 2023 and the results of our operations and cash flows for the periods presented. The December 31, 2022 condensed consolidated balance sheet data included herein was derived from audited consolidated financial statements but does not include all disclosures required by U.S. GAAP.
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
Impairment charges: During the third quarter of 2023, we made the decision to wind down our international Mineral Services operations. We perform goodwill impairment tests annually as of November 1 and more frequently when events and circumstances occur that indicate a possible impairment of goodwill. In response to this change in the business, we performed an interim goodwill impairment test on the Mountain Group Construction reporting unit, which resulted in a non-cash impairment charge. We also assessed the long-lived tangible assets and amortizable intangible assets associated with these Mineral Services operations. We recorded a total of $4.5 million of non-cash impairment charges during the three and nine months ended September 30, 2023 related to the wind down of international Mineral Services operations, which are included in other costs on our condensed consolidated statement of operations.
Seasonality: Our operations are typically affected more by weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability. Therefore, the results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year.
2.  Recently Issued and Adopted Accounting Pronouncements
We closely monitor all Accounting Standards Updates ("ASU") issued by the FASB and other authoritative guidance.
In August 2023, the FASB issued ASU 2023-05, Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, which requires that a joint venture apply a new basis of accounting upon formation. As a result, a newly formed joint venture, upon formation, would initially measure its assets and liabilities at fair value. This ASU is effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. We plan to adopt this ASU in the first quarter of 2025 but do not expect the adoption to have a material impact on our consolidated financial statements.
No new accounting pronouncements were adopted in the nine months ended September 30, 2023 that had a material impact on our financial statements.
3.  Restatement
Restatement Background
As disclosed in our Annual Report, we identified errors during the preparation of the Annual Report related to deferred taxes and the calculation of income tax expense of $12.3 million in connection with the sale of Inliner, which was completed in the first quarter of 2022 and was classified in Other costs, net and Provision for income taxes in our condensed consolidated financial statements. As a result, our previously issued unaudited quarterly financial information

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
for each interim period within the nine months ended September 30, 2022 require restatement. The restated financial information also includes adjustments to correct other immaterial errors in the first three quarters of 2022, including certain errors (primarily in revenue and cost of revenue, as well as the associated tax impact) that had previously been adjusted for as out of period corrections in the periods identified.
Description of Restatement Tables
We have presented below a reconciliation from the previously reported to the restated amounts for the three and nine months ended September 30, 2022. The amounts labeled “As Previously Reported” were derived from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 filed on October 27, 2022.
The impacts to the condensed consolidated statements of shareholders’ equity and comprehensive income (loss) as a result of the restatement were due to the changes in net income for the three and nine months ended September 30, 2022. In addition, there was no impact to net cash provided by (used in) investing and financing activities for the nine months ended September 30, 2022 as a result of the restatement.
The effects of the prior-period errors on our condensed consolidated financial statements are as follows (in thousands, except per share data):

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
Three months ended September 30, 2022	As Previously Reported	Restatement Impacts	As Restated
Revenue
Construction	$848,267	$(896)	$847,371
Materials	161,539	—	161,539
Total revenue	1,009,806	(896)	1,008,910
Cost of revenue
Construction	749,938	4,416	754,354
Materials	139,501	—	139,501
Total cost of revenue	889,439	4,416	893,855
Gross profit	120,367	(5,312)	115,055
Selling, general and administrative expenses	61,795	—	61,795
Other costs, net	(490)	—	(490)
Gain on sales of property and equipment, net	(949)	—	(949)
Operating income	60,011	(5,312)	54,699
Other (income) expense
Interest income	(1,894)	—	(1,894)
Interest expense	2,519	—	2,519
Equity in income of affiliates	(3,491)	—	(3,491)
Other expense, net	77	—	77
Total other (income), net	(2,789)	—	(2,789)
Income before income taxes	62,800	(5,312)	57,488
Benefit from income taxes	(6,489)	(1,221)	(7,710)
Net income	69,289	(4,091)	65,198
Amount attributable to non-controlling interests	4,104	—	4,104
Net income attributable to Granite Construction Incorporated	$73,393	$(4,091)	$69,302

Net income per share attributable to common shareholders
Basic earnings per share	$1.67	$(0.09)	$1.58
Diluted earnings per share	$1.44	$(0.08)	$1.36
Weighted average shares outstanding:
Basic	43,973	—	43,973
Diluted	51,863	—	51,863

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Nine months ended September 30, 2022	As Previously Reported	Restatement Impacts	As Restated
Revenue
Construction	$2,141,009	$(2,151)	$2,138,858
Materials	373,185	—	373,185
Total revenue	2,514,194	(2,151)	2,512,043
Cost of revenue
Construction	1,903,949	3,161	1,907,110
Materials	332,220	—	332,220
Total cost of revenue	2,236,169	3,161	2,239,330
Gross profit	278,025	(5,312)	272,713
Selling, general and administrative expenses	192,036	—	192,036
Other costs, net	19,445	2,956	22,401
Gain on sales of property and equipment, net	(10,462)	—	(10,462)
Operating income	77,006	(8,268)	68,738
Other (income) expense
Interest income	(3,246)	—	(3,246)
Interest expense	10,003	—	10,003
Equity in income of affiliates	(9,656)	—	(9,656)
Other expense, net	4,646	—	4,646
Total other expense, net	1,747	—	1,747
Income before income taxes	75,259	(8,268)	66,991
Provision for (benefit from) income taxes	(777)	8,087	7,310
Net income	76,036	(16,355)	59,681
Amount attributable to non-controlling interests	1,569	—	1,569
Net income attributable to Granite Construction Incorporated	$77,605	$(16,355)	$61,250

Net income per share attributable to common shareholders
Basic earnings per share	$1.73	$(0.36)	$1.37
Diluted earnings per share	$1.56	$(0.31)	$1.25
Weighted average shares outstanding:
Basic	44,739	—	44,739
Diluted	52,613	—	52,613

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Nine months ended September 30, 2022	As Previously Reported	Restatement Impacts	As Restated
Operating activities
Net income	$76,036	$(16,355)	$59,681
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, depletion and amortization	61,714	—	61,714
Amortization related to long-term debt	1,901	—	1,901
Gain on sale of business	(6,234)	2,956	(3,278)
Gain on sales of property and equipment, net	(10,462)	—	(10,462)
Deferred income taxes	(17,819)	—	(17,819)
Stock-based compensation	6,151	—	6,151
Equity in net loss from unconsolidated joint ventures	23,585	1,481	25,066
Net income from affiliates	(9,656)	—	(9,656)
Other non-cash adjustments	38	—	38
Changes in assets and liabilities:
Receivables	(94,233)	—	(94,233)
Contract assets, net	(94,933)	3,831	(91,102)
Inventories	(8,795)	—	(8,795)
Contributions to unconsolidated construction joint ventures	(44,667)	—	(44,667)
Distributions from unconsolidated construction joint ventures and affiliates	7,960	—	7,960
Other assets, net	30,589	(2,956)	27,633
Accounts payable	60,973	—	60,973
Accrued expenses and other liabilities, net	3,221	11,043	14,264
Net cash used in operating activities	$(14,631)	$—	$(14,631)

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
In our review of these changes for the three and nine months ended September 30, 2023 and 2022, we did not identify any material amounts that should have been recorded in a prior period.
The projects with increases from revisions in estimates, which individually had an impact of $5.0 million or more on gross profit, are summarized as follows (dollars in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
		As Restated		As Restated
	2023	2022	2023	2022
Number of projects with upward estimate changes	1	1	1	—
Increase to project profitability, net	$8.6	$6.6	$8.1	$—
Increase to net income/decrease to net loss	$6.5	$5.1	$6.1	$—
Amounts attributable to non-controlling interests	$—	$—	$3.3	$—
Increase to net income/decrease to net loss attributable to Granite Construction Incorporated	$6.5	$5.1	$2.8	$—
Increase to net income/decrease to net loss per diluted share attributable to common shareholders	$0.12	$0.10	$0.06	$—
The increases during the three months ended September 30, 2023 and September 30, 2022 were due to changes in the estimated amount of probable recovery on outstanding claims. The increase during the nine months ended September 30, 2023 was due to decreases in estimated costs from mitigated risks.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The projects with decreases from revisions in estimates, which individually had an impact of $5.0 million or more on gross profit, are summarized as follows (dollars in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
				As Restated
	2023	2022	2023	2022
Number of projects with downward estimate changes	1	1	3	6
Range of reduction in gross profit from each project, net	$8.4	$15.2	$5.3 - 40.5	$5.7 - 21.2
Decrease to project profitability, net	$8.4	$15.2	$51.1	$64.6
Decrease to net income/increase to net loss	$6.3	$11.7	$38.3	$49.8
Amounts attributable to non-controlling interests	$4.2	$7.6	$20.2	$13.2
Decrease to net income/increase to net loss attributable to Granite Construction Incorporated	$2.1	$4.1	$18.1	$36.6
Decrease to net income/increase to net loss per diluted share attributable to common shareholders	$0.04	$0.08	$0.41	$0.70
The decreases during the three and nine months ended September 30, 2023 were due to additional costs related to changes in project durations, lower productivity than originally anticipated and increased labor and materials costs. The decreases during the three and nine months ended September 30, 2022 were due to additional costs related to extended project duration, increased labor and materials costs, and disputed work being performed where there were ongoing legal claims.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
5.  Disaggregation of Revenue
We disaggregate our revenue based on our reportable segments (see Note 18) and operating groups as these are the formats that are regularly reviewed by management. Our reportable segments are: Construction and Materials. In alphabetical order, our operating groups are: California, Central and Mountain. The following tables present our disaggregated revenue by operating group (in thousands):

Three Months Ended September 30,
2023	Construction	Materials	Total
California	$317,244	$83,867	$401,111
Central	222,144	11,357	233,501
Mountain	406,310	75,898	482,208
Total	$945,698	$171,122	$1,116,820

2022 (As Restated)	Construction	Materials	Total
California	$262,972	$85,173	$348,145
Central	222,082	9,348	231,430
Mountain	362,317	67,018	429,335
Total	$847,371	$161,539	$1,008,910

Nine Months Ended September 30,
2023	Construction	Materials	Total
California	$699,093	$191,221	$890,314
Central	593,632	35,251	628,883
Mountain	905,802	150,441	1,056,243
Total	$2,198,527	$376,913	$2,575,440

2022 (As Restated)	Construction	Materials	Total
California	$606,716	$202,371	$809,087
Central	653,581	33,634	687,215
Mountain	878,561	137,180	1,015,741
Total	$2,138,858	$373,185	$2,512,043
6.  Unearned Revenue
The following table presents our unearned revenue as of the respective periods:

(in thousands)	September 30, 2023	December 31, 2022
California	$1,423,845	$945,971
Central	1,581,426	1,444,983
Mountain	959,478	486,524
Total	$3,964,749	$2,877,478
All unearned revenue is in the Construction segment. Approximately $2.5 billion of the September 30, 2023 unearned revenue is expected to be recognized within the next twelve months and the remaining amount will be recognized thereafter.
7.  Contract Assets and Liabilities
As a result of changes in contract transaction price related to performance obligations that were satisfied or partially satisfied prior to the end of the periods, we recognized revenue of $41.6 million and $131.3 million during the three and nine months ended September 30, 2023 and $35.8 million and $150.4 million during the three and nine months ended September 30, 2022, respectively. The changes in contract transaction price for the three and nine months ended

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
September 30, 2023 and 2022 were from items such as executed or estimated change orders and unresolved contract modifications and claims.
As of September 30, 2023 and December 31, 2022, the aggregate claim recovery estimates included in contract asset and liability balances were $71.6 million and $75.8 million, respectively.
The components of the contract asset balances as of the respective dates were as follows:

(in thousands)	September 30, 2023	December 31, 2022
Costs in excess of billings and estimated earnings	$130,570	$80,357
Contract retention	151,710	161,559
Total contract assets	$282,280	$241,916
As of September 30, 2023 and December 31, 2022, contract retention receivable from Brightline Trains Florida LLC represented 10.3% and 11.7%, respectively, of total contract assets. No other contract retention receivable individually exceeded 10% of total contract assets at any of the presented dates. The majority of the contract retention balance is expected to be collected within one year.
As work is performed, revenue is recognized and the corresponding contract liabilities are reduced. We recognized revenue of $17.5 million and $188.6 million during the three and nine months ended September 30, 2023, respectively, and $10.7 million and $221.4 million during the three and nine months ended September 30, 2022, respectively, that was included in the contract liability balances at December 31, 2022 and 2021, respectively.
The components of the contract liability balances as of the respective dates were as follows:

(in thousands)	September 30, 2023	December 31, 2022
Billings in excess of costs and estimated earnings, net of retention	$205,288	$152,294
Provisions for losses	16,695	20,992
Total contract liabilities	$221,983	$173,286
8.  Receivables, net
Receivables include billed and unbilled amounts for services provided to clients for which we have an unconditional right to payment as of the end of the applicable period and generally do not bear interest. The following table presents major categories of receivables:

(in thousands)	September 30, 2023	December 31, 2022
Contracts completed and in progress:
Billed	$353,132	$220,809
Unbilled	217,218	120,348
Total contracts completed and in progress	570,350	341,157
Materials sales	98,997	52,182
Other	75,259	71,790
Total gross receivables	744,606	465,129
Less: allowance for credit losses	1,515	1,142
Total net receivables	$743,091	$463,987
Included in other receivables at September 30, 2023 and December 31, 2022 were items such as estimated recovery from back charge claims, notes receivable, fuel tax refunds and income tax refunds. Other receivables at September 30, 2023 and December 31, 2022 also included $24.9 million of working capital contributions in the form of a loan to a partner in one of our unconsolidated joint ventures that bears interest at prime plus 3.0% per annum. None of our customers had a receivable balance in excess of 10% of our total net receivables as of September 30, 2023 or December 31, 2022.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
9.  Fair Value Measurement
The following tables summarize significant assets and liabilities measured at fair value in the condensed consolidated balance sheets on a recurring basis for each of the fair value levels (in thousands):

	Fair Value Measurement at Reporting Date Using
September 30, 2023	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$61,321	$—	$—	$61,321
Other current assets
Diesel collars	$—	$335	$—	$335
Commodity swaps	—	223	—	223
Total assets	$61,321	$558	$—	$61,879

December 31, 2022
Cash equivalents
Money market funds	$99,806	$—	$—	$99,806
Other current assets
Commodity swaps	—	121	—	121
Total assets	$99,806	$121	$—	$99,927
Commodity Derivatives
As of September 30, 2023 and December 31, 2022, we held commodity swaps for crude oil designated as cash flow hedges with a total outstanding notional amount of $1.6 million and $7.0 million, respectively, all maturing by October 31, 2023. The realized and unrealized gains associated with commodity swaps for the three and nine months ended September 30, 2023 were immaterial. The financial statement impact for the three and nine months ended September 30, 2022 was a realized gain of $1.2 million and $4.0 million, respectively. In addition, for the three months ended September 30, 2022, the commodity swaps had an unrealized loss of $2.6 million, and for the nine months ended September 30, 2022, the commodity swaps had an immaterial unrealized gain.
In the first three quarters of 2023, we entered into collar contracts to reduce our price exposure on diesel consumption. The collars were not designated as hedges and will be treated as a mark-to-market derivative instruments through their maturity dates. The financial statement impact for the three months ended September 30, 2023 was an unrealized gain of $1.3 million. The unrealized gain for the nine months ended September 30, 2023 and the realized gain for the three and nine months ended September 30, 2023 were immaterial.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Other Assets and Liabilities
The carrying values and estimated fair values of financial instruments that are not required to be recorded at fair value in the condensed consolidated balance sheets were as follows:

		September 30, 2023		December 31, 2022
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Held-to-maturity marketable securities (1)	Level 1	$37,028	$36,150	$65,943	$64,584
Liabilities (including current maturities):
3.75% Convertible Notes (2)	Level 2	$373,750	$393,921	$—	$—
2.75% Convertible Notes (2)	Level 2	$31,338	$40,659	$230,000	$281,365
Credit Agreement - Revolver (2)	Level 3	$—	$—	$50,000	$49,536
(1) All marketable securities as of September 30, 2023 and December 31, 2022 were classified as held-to-maturity and consisted of U.S. Government and agency obligations maturing in two months to two years.
(2) The fair values of our 2.75% convertible senior notes due 2024 (the "2.75% Convertible Notes") and the 3.75% convertible senior notes due 2028 (the "3.75% Convertible Notes") are based on the median price of the notes in an active market. The fair value of the Fourth Amended and Restated Credit Agreement, as amended (the "Credit Agreement"), is based on borrowing rates available to us for long-term loans with similar terms, average maturities, and credit risk. See Note 14 for more information about the 2.75% Convertible Notes, 3.75% Convertible Notes and the Credit Agreement.
During the nine months ended September 30, 2023 and 2022, we did not record any fair value adjustments related to nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.
10.  Construction Joint Ventures
We participate in various construction joint ventures. We have determined that certain of these joint ventures are consolidated because they are variable interest entities (“VIEs”) and we are the primary beneficiary. We continually evaluate whether there are changes in the status of the VIEs or changes to the primary beneficiary designation of the VIE. Based on our assessments during the three and nine months ended September 30, 2023, we determined no change was required for existing joint ventures.
Due to the joint and several nature of the performance obligations under the related owner contracts, if any of our partners fail to perform, we and the remaining partners, if any, would be responsible for performance of the outstanding work (i.e., we provide a performance guarantee). At September 30, 2023, there was $204.4 million of remaining contract value on unconsolidated and line item construction joint venture contracts of which $96.7 million represented our share and the remaining $107.7 million represented our partners’ share. We are not able to estimate amounts that may be required beyond the current remaining forecasted cost of the work to be performed. These forecasted costs could be offset by billings to the customer or by proceeds from our partners’ corporate and/or other guarantees. See Note 13 for disclosure of the performance guarantee amounts recorded in the condensed consolidated balance sheets.
Consolidated Construction Joint Ventures (“CCJVs”)
At September 30, 2023, we were engaged in ten active CCJV projects with total contract values ranging from $46.3 million to $428.5 million for a combined total of $2.0 billion of which our share was $1.2 billion. As of September 30, 2023, our share of revenue remaining to be recognized on these CCJVs was $395.3 million and ranged from $1.9 million to $148.6 million by project. Our proportionate share of the equity in these joint ventures was between 50.0% and 70.0%. During the three and nine months ended September 30, 2023, total revenue from CCJVs was $91.2 million and $223.3 million, respectively. During the three and nine months ended September 30, 2022, total revenue from CCJVs was $117.5 million and $344.5 million, respectively. During the nine months ended September 30, 2023 and 2022, CCJVs used $36.8 million and provided $4.7 million of operating cash flows, respectively.
Unconsolidated Construction Joint Ventures
As of September 30, 2023, we were engaged in seven active unconsolidated joint venture projects with total contract values ranging from $5.8 million to $3.8 billion for a combined total of $7.9 billion of which our share was $2.3 billion. Our proportionate share of the equity in these unconsolidated construction joint ventures ranged from 23.0% to 50.0%. As of September 30, 2023, our share of the revenue remaining to be recognized on these unconsolidated construction joint ventures was $57.9 million and ranged from $1.5 million to $33.7 million by project.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following is summary financial information related to unconsolidated construction joint ventures:

(in thousands)	September 30, 2023	December 31, 2022
Assets
Cash, cash equivalents and marketable securities	$158,768	$130,635
Other current assets (1)	684,667	681,221
Noncurrent assets	53,703	76,204
Less: partners’ interest	617,934	604,741
Granite’s interest (1),(2)	$279,204	$283,319
Liabilities
Current liabilities	$206,414	$244,411
Less: partners’ interest and adjustments (3)	119,875	130,911
Granite’s interest	$86,539	$113,500
Equity in construction joint ventures (4)	$192,665	$169,819
(1) Included in this balance and in accrued expenses and other current liabilities on the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022 was $58.2 million and $64.7 million, respectively, related to performance guarantees (see Note 13).
(2) Included in this balance as of September 30, 2023 and December 31, 2022 was $85.9 million and $104.3 million, respectively, related to Granite’s share of estimated cost recovery of customer affirmative claims. In addition, this balance included $0.9 million and $2.7 million related to Granite’s share of estimated recovery of back charge claims as of September 30, 2023 and December 31, 2022, respectively.
(3) Partners’ interest and adjustments includes amounts to reconcile total net assets as reported by our partners to Granite’s interest adjusted to reflect our accounting policies and estimates primarily related to contract forecast differences.
(4) Included in this balance and in accrued expenses and other current liabilities on our condensed consolidated balance sheets was $14.0 million as of both September 30, 2023 and December 31, 2022, related to deficits in unconsolidated construction joint ventures, which includes provisions for losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
		As Restated		As Restated
(in thousands)	2023	2022	2023	2022
Revenue
Total	$(18,391)	$69,355	$44,994	$322,058
Less: partners’ interest and adjustments (1)	(34,395)	44,000	4,625	223,858
Granite’s interest	$16,004	$25,355	$40,369	$98,200
Cost of revenue
Total	$(10,607)	$81,694	$74,328	$332,777
Less: partners’ interest and adjustments (1)	(18,143)	48,401	38,173	209,950
Granite’s interest	$7,536	$33,293	$36,155	$122,827
Granite’s interest in gross profit (loss)	$8,468	$(7,938)	$4,214	$(24,627)
Net Income (Loss)
Total	$(7,514)	$(11,945)	$(27,742)	$(11,649)
Less: partners’ interest and adjustments (1)	(16,054)	(4,106)	(32,277)	13,418
Granite’s interest in net income (loss) (2)	$8,540	$(7,839)	$4,535	$(25,067)
(1)Partners’ interest and adjustments includes amounts to reconcile total revenue and total cost of revenue as reported by our partners to Granite’s interest adjusted to reflect our accounting policies and estimates primarily related to contract forecast and/or actual differences.
(2)These joint venture net income (loss) amounts exclude our corporate overhead required to manage the joint ventures and include taxes only to the extent the applicable states have joint venture level taxes.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
11.  Investments in Affiliates
Our investments in affiliates balance consists of equity method investments in the following types of entities:

(in thousands)	September 30, 2023	December 31, 2022
Foreign	$66,969	$58,579
Real estate	7,489	8,517
Asphalt terminal	16,643	13,629
Total investments in affiliates	$91,101	$80,725
The following table provides summarized balance sheet information for our affiliates accounted for under the equity method on a combined basis:

(in thousands)	September 30, 2023	December 31, 2022
Current assets	$207,838	$194,210
Noncurrent assets	163,121	172,560
Total assets	$370,959	$366,770
Current liabilities	$90,889	$106,780
Long-term liabilities (1)	58,202	59,356
Total liabilities	$149,091	$166,136
Net assets	$221,868	$200,634
Granite’s share of net assets	$91,101	$80,725
(1)This balance is primarily related to local bank debt for equipment purchases and debt associated with our real estate investments.
Of the $371.0 million of total affiliate assets as of September 30, 2023, we had investments in two real estate entities with total assets of $59.2 million, our foreign affiliates had total assets of $270.3 million and the asphalt terminal entity had total assets of $41.5 million. As of September 30, 2023 and December 31, 2022, all of the investments in real estate affiliates were in residential real estate in Texas. As of September 30, 2023, our percent ownership in the real estate entities ranged from 10% to 25%. We have direct and indirect investments in our foreign affiliates, and our percent ownership in foreign affiliates ranged from 25% to 50% as of September 30, 2023.
12.  Property and Equipment, net
Balances of major classes of assets and total accumulated depreciation and depletion are included in property and equipment, net in the condensed consolidated balance sheets as follows:

(in thousands)	September 30, 2023	December 31, 2022
Equipment and vehicles	$1,065,882	$994,602
Quarry property	234,979	219,843
Land and land improvements	106,339	105,733
Buildings and leasehold improvements	105,554	103,658
Office furniture and equipment	88,472	82,465
Property and equipment	$1,601,226	$1,506,301
Less: accumulated depreciation and depletion	1,031,504	997,091
Property and equipment, net	$569,722	$509,210

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
13.  Accrued Expenses and Other Current Liabilities

(in thousands)	September 30, 2023	December 31, 2022
Accrued insurance	$85,937	$78,427
Deficits in unconsolidated construction joint ventures	14,004	13,989
Payroll and related employee benefits	99,750	80,910
Performance guarantees	58,190	64,703
Short-term lease liabilities	17,088	18,662
Other	81,018	31,778
Total	$355,987	$288,469
Other includes dividends payable, warranty reserves, asset retirement obligations, remediation reserves, legal accruals and other miscellaneous accruals, none of which were greater than 5% of total current liabilities at any of the presented dates.
14.  Long-Term Debt and Credit Arrangements

(in thousands)	September 30, 2023	December 31, 2022
3.75% Convertible Notes	$373,750	$—
2.75% Convertible Notes	31,338	230,000
Credit Agreement - Revolver	—	50,000
Other, net of debt issuance costs	172	8,381
Total debt	$405,260	$288,381
Less: current maturities	1,475	1,447
Total long-term debt	$403,785	$286,934
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
We will not be able to redeem the 3.75% Convertible Notes prior to May 20, 2026. On or after May 20, 2026, we have the option to redeem for cash all or any portion of the 3.75% Convertible Notes if the last reported sale price of our common stock is equal to or greater than 130% of the conversion price for a specified period of time at a redemption price equal to 100% of the principal amount of the 3.75% Convertible Notes to be redeemed, plus any accrued but unpaid interest to, but excluding, the redemption date. In addition, as described in the indenture governing the 3.75% Convertible Notes, certain events of default including, but not limited to, bankruptcy, insolvency or reorganization, may result in the 3.75% Convertible Notes becoming due and payable immediately.

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
At September 30, 2023, $31.3 million remained outstanding of our 2.75% Convertible Notes.
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
As of September 30, 2023, the total unused availability under the Credit Agreement was $330.8 million, resulting from $19.2 million in issued and outstanding letters of credit and nothing drawn under the Revolver. The letters of credit had expiration dates between November 2023 and December 2026.
The Credit Agreement contains certain affirmative and restrictive covenants, and customary events of default. The financial covenants include a maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) and a minimum Consolidated Interest Coverage Ratio (as defined in the Credit Agreement). As of September 30, 2023, we were in compliance with the covenants in the Credit Agreement.
Debt Issuance Costs
During the three and nine months ended September 30, 2023, we recorded $0.6 million and $3.0 million, respectively, of amortization related to debt issuance costs. This included $1.7 million of accelerated amortization of debt issuance costs associated with the 2.75% Convertible Notes that were repaid and are included in the loss on debt extinguishment for the nine months ended September 30, 2023. We also capitalized $10.0 million in third party offering costs related to the issuance of the 3.75% Convertible Notes for the nine months ended September 30, 2023. These debt issuance costs will be amortized over the expected life of the 3.75% Convertible Notes.
During the three and nine months ended September 30, 2022, we recorded $0.3 million and $1.0 million, respectively, of amortization related to debt issuance costs.
15.  Weighted Average Shares Outstanding and Net Income Per Share
The following table presents a reconciliation of the weighted average shares of common stock used in calculating basic and diluted net income per share as well as the calculation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
		As Restated		As Restated
(in thousands, except per share amounts)	2023	2022	2023	2022
Numerator
Net income attributable to common shareholders for basic earnings per share	$57,624	$69,302	$17,601	$61,250
Add: Interest expense related to Convertible Notes	3,209	1,473	—	4,418
Net income attributable to common shareholders for diluted earnings per share	$60,833	$70,775	$17,601	$65,668
Denominator
Weighted average common shares outstanding, basic	43,924	43,973	43,861	44,739
Add: Dilutive effect of RSUs	589	581	586	565
Add: Dilutive effect of Convertible Notes	9,099	7,309	—	7,309
Weighted average common shares outstanding, diluted	53,612	51,863	44,447	52,613

Net income per share, basic	$1.31	$1.58	$0.40	$1.37
Net income per share, diluted	$1.13	$1.36	$0.40	$1.25
For the nine months ended September 30, 2023, interest expense related to convertible notes of $6.9 million and the potential dilution from the convertible notes converting into 9,099 shares of common stock have been excluded from the calculation of diluted earnings per share, as their inclusion would have been antidilutive. In connection with the issuance of the 3.75% Convertible Notes in May 2023, we entered into Capped Calls Transactions, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
16.  Income Taxes
The following table presents the provision for (benefit from) income taxes for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
		As Restated		As Restated
(dollars in thousands)	2023	2022	2023	2022
Provision for (benefit from) income taxes	$22,423	$(7,710)	$21,978	$7,310
Effective tax rate	28.1%	(13.4%)	73.6%	10.9%
Our effective tax rate for the three months ended September 30, 2023 is higher than the prior year due to the tax benefit recognized in the prior year associated with the reversal of deferred tax liabilities related to the Water Resources and Mineral Services businesses no longer being held for sale and the release of valuation allowances related to the utilization of capital loss carryforwards.
Our effective tax rate for the nine months ended September 30, 2023 was higher than the prior year primarily due to a $49.3 million non-deductible expense associated with the refinancing of a portion of the Company's 2.75% Convertible Notes in the second quarter of 2023, combined with the tax benefits recognized in the prior year for the items noted above, partially offset by non-deductible goodwill associated with the sale of Inliner. See Note 14 for more information regarding the convertible notes.
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
On February 3, 2022, a lawsuit titled Steadfast Insurance Company (“Steadfast”), a subrogee of Clark/Hathaway Dinwiddie, a Joint Venture (“CHDJV”) v. Layne Christensen Company (“Layne”), was filed in the Superior Court of the State of California, County of San Francisco, seeking damages of approximately $70 million for costs incurred by Steadfast on behalf of CHDJV to cure Layne’s allegedly defective work on the foundation of the Salesforce Tower. On February 4, 2022, CHDJV submitted an arbitration demand with the American Arbitration Association against Granite Construction Incorporated seeking to recover approximately $30 million for costs incurred by CHDJV to cure Layne’s allegedly defective work on the foundation of the Salesforce Tower. CHDJV subsequently dismissed Granite and added Layne as a respondent to the arbitration. On May 6, 2022, CHDJV consolidated its claims with those of Steadfast and joined as a plaintiff in the Steadfast lawsuit, and on May 16, 2022, the arbitration was stayed. The parties attended mediation on August 4, 2023, and, on October 11, 2023, entered into a settlement agreement to resolve the matters in the Steadfast lawsuit and arbitration. Pursuant to the terms of the settlement agreement, Steadfast and CHDJV agreed to release the Company and Layne from any and all claims, rights, causes of action, liabilities, actions, suits, damages or demands of any kind whatsoever, that arose out of or are based upon or related to the facts alleged in the Steadfast lawsuit and arbitration. The settlement agreement contained no admission of liability, wrongdoing or responsibility by any of the parties. The settlement agreement provides for the dismissal of the Steadfast lawsuit and the arbitration following payment of the settlement amount, which is required by December 8, 2023. We have recorded a pre-tax charge of $20.0 million, net of estimated insurance recovery, which is reflected in other costs on the condensed consolidated statements of operations for the nine months ended September 30, 2023.
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
Summarized segment information is as follows (in thousands):

Three months ended September 30,	Construction	Materials	Total
2023
Total revenue from reportable segments	$945,698	$245,060	$1,190,758
Elimination of intersegment revenue	—	(73,938)	(73,938)
Revenue from external customers	$945,698	$171,122	$1,116,820
Gross profit	$137,162	$29,481	$166,643
Depreciation, depletion and amortization	$11,239	$7,431	$18,670
2022 (As Restated)
Total revenue from reportable segments	$847,371	$233,261	$1,080,632
Elimination of intersegment revenue	—	(71,722)	(71,722)
Revenue from external customers	$847,371	$161,539	$1,008,910
Gross profit	$93,017	$22,038	$115,055
Depreciation, depletion and amortization	$18,262	$6,870	$25,132

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Nine Months Ended September 30,	Construction	Materials	Total
2023
Total revenue from reportable segments	$2,198,527	$523,813	$2,722,340
Elimination of intersegment revenue	—	(146,900)	(146,900)
Revenue from external customers	$2,198,527	$376,913	$2,575,440
Gross profit	$253,021	$49,067	$302,088
Depreciation, depletion and amortization	$31,232	$20,644	$51,876
Segment assets as of period end	$449,354	$421,766	$871,120
2022 (As Restated)
Total revenue from reportable segments	$2,138,858	$506,228	$2,645,086
Elimination of intersegment revenue	—	(133,043)	(133,043)
Revenue from external customers	$2,138,858	$373,185	$2,512,043
Gross profit	$231,748	$40,965	$272,713
Depreciation, depletion and amortization	$31,651	$20,007	$51,658
Segment assets as of period end	$434,604	$351,520	$786,124
A reconciliation of segment gross profit to consolidated income before income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
		As Restated		As Restated
(in thousands)	2023	2022	2023	2022
Total gross profit from reportable segments	$166,643	$115,055	$302,088	$272,713
Selling, general and administrative expenses	74,794	61,795	212,479	192,036
Other costs, net	19,843	(490)	37,973	22,401
Gain on sales of property and equipment, net	(1,812)	(949)	(7,793)	(10,462)
Total other (income) expense, net	(6,101)	(2,789)	29,573	1,747
Income before income taxes	$79,919	$57,488	$29,856	$66,991

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
Current Economic Environment and Outlook
Funding for our public work projects, which accounts for approximately 70% of our work, is dependent on federal, state, regional and local revenues. At the federal level, the rollout of the $1.2 trillion Infrastructure Investment and Jobs Act (“IIJA”) is ongoing with states receiving and allocating funds to projects. The five-year IIJA provides the largest increase in federal highway, bridge and transit funding in more than six decades and includes $550 billion in incremental funding. In October 2022, the U.S. Department of Transportation announced that it released $59.9 billion in Fiscal Year 2023 apportionments directly to all 50 states, all of which is available for states to authorize following the passing of the Fiscal Year 2023 omnibus appropriations bill in December 2022. We continue to believe that the increased multi-year spending commitment will improve the programming visibility for state and local governments. We are seeing projects funded by the IIJA for bid and believe project lettings will continue to be elevated for the remainder of 2023 and in 2024 as IIJA funds are utilized.
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
Our Committed and Awarded Projects (“CAP”) continue to be strong at $5.6 billion at the end of the third quarter of 2023. Our CAP is supported by a positive public funding environment and private market which we believe will provide further opportunities to continue to grow CAP.
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
Litigation Matter
As further discussed in Note 17 of “Notes to the Condensed Consolidated Financial Statements,” our wholly owned subsidiary, Layne Christensen Company (“Layne”), was sued relating to its work on the Salesforce Tower foundation. On October 11, 2023, the parties to the lawsuit and related arbitration proceeding entered into a settlement agreement to fully and finally resolve the matter. During the nine months ended September 30, 2023, we recorded a pre-tax charge of $20.0 million, net of estimated insurance recovery, which is reflected in other costs on the condensed consolidated statements of operations.
Results of Operations
Our operations are typically affected more by inclement weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability. Therefore, the results of operations of a given quarter are not indicative of the results to be expected for the full year.
The following table presents a financial summary for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	As Restated	2023	As Restated
		2022		2022
Total revenue	$1,116,820	$1,008,910	$2,575,440	$2,512,043
Gross profit	$166,643	$115,055	$302,088	$272,713
Selling, general and administrative expenses	$74,794	$61,795	$212,479	$192,036
Other costs, net	$19,843	$(490)	$37,973	$22,401
Operating income	$73,818	$54,699	$59,429	$68,738
Total other (income) expense, net	$(6,101)	$(2,789)	$29,573	$1,747
Amount attributable to non-controlling interests	$128	$4,104	$9,723	$1,569
Net income attributable to Granite Construction Incorporated	$57,624	$69,302	$17,601	$61,250

Revenue
Total Revenue by Segment

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2023		As Restated		2023		As Restated
			2022				2022
Construction	$945,698	84.7%	$847,371	84.0%	$2,198,527	85.4%	$2,138,858	85.1%
Materials	171,122	15.3	161,539	16.0	376,913	14.6	373,185	14.9
Total	$1,116,820	100.0%	$1,008,910	100.0%	$2,575,440	100.0%	$2,512,043	100.0%
Construction Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2023		As Restated		2023		As Restated
			2022				2022
California	$317,244	33.5%	$262,972	31.0%	$699,093	31.8%	$606,716	28.4%
Central	222,144	23.5	222,082	26.2	593,632	27.0	653,581	30.6
Mountain	406,310	43.0	362,317	42.8	905,802	41.2	878,561	41.0
Total	$945,698	100.0%	$847,371	100.0%	$2,198,527	100.0%	$2,138,858	100.0%
Construction revenue for the three months ended September 30, 2023 increased by $98.3 million, or 11.6%, when compared to 2022. Construction revenue from the California and Mountain operating groups increased $54.3 million and $44.0 million, respectively, which were driven by higher levels of CAP going into the quarter. The Central operating group's construction revenue was consistent with prior year. This was the result of increased revenue from new work in Texas, Arizona and Illinois, which offset the wind down of several large projects.
Construction revenue for the nine months ended September 30, 2023 increased by $59.7 million, or 2.8%, when compared to the nine months ended September 30, 2022. California operating group revenue increased $92.4 million despite the unfavorable weather conditions during the first half of the year, partly due to elevated work volume achieved once weather conditions improved as well as higher CAP levels to start the year. Mountain operating group revenue increased $27.2 million, which includes Inliner in the prior year that contributed $33.2 million prior to its sale in April 2022. The increase in revenue is primarily due to new work in Alaska, Nevada and the Pacific Northwest. Central operating group revenue decreased $59.9 million primarily due to the wind down of several large projects. This decrease was partially offset by increased revenue from new work in Texas, Arizona and Illinois.
During both the three and nine months ended September 30, 2023 and 2022, approximately 70% of revenue earned in the Construction segment was from the public sector.
Materials Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2023		2022		2023		2022
California	$83,867	49.0%	$85,173	52.7%	$191,221	50.7%	$202,371	54.2%
Central	11,357	6.6	9,348	5.8	35,251	9.4	33,634	9.0
Mountain	75,898	44.4	67,018	41.5	150,441	39.9	137,180	36.8
Total	$171,122	100.0%	$161,539	100.0%	$376,913	100.0%	$373,185	100.0%
Materials revenue for the three and nine months ended September 30, 2023 increased by $9.6 million and $3.7 million, or 5.9% and 1.0%, when compared to the same periods in 2022 driven primarily by higher asphalt and aggregate sales prices.
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

(dollars in thousands)	September 30, 2023		June 30, 2023		December 31, 2022
Unearned revenue	$3,964,749	71.0%	$3,392,506	62.4%	$2,877,478	64.2%
Other awards	1,619,774	29.0	2,045,082	37.6	1,607,661	35.8
Total	$5,584,523	100.0%	$5,437,588	100.0%	$4,485,139	100.0%

(dollars in thousands)	September 30, 2023		June 30, 2023		December 31, 2022
California	$2,345,294	42.0%	$2,345,611	43.2%	$1,747,163	39.0%
Central	1,811,426	32.4	1,599,538	29.4	1,661,613	37.0
Mountain	1,427,803	25.6	1,492,439	27.4	1,076,363	24.0
Total	$5,584,523	100.0%	$5,437,588	100.0%	$4,485,139	100.0%
CAP of $5.6 billion at September 30, 2023 increased $146.9 million and $1.1 billion when compared to June 30, 2023 and December 31, 2022, respectively. Significant additions to CAP during the three months ended September 30, 2023 included a $205 million tunnel project in Ohio, $156 million for two highway projects in Texas, a $45 million highway project in Utah, and a $24 million highway project in California.
Non-controlling partners’ share of CAP as of September 30, 2023, June 30, 2023 and December 31, 2022 was $277.5 million, $129.6 million and $85.0 million, respectively.
At September 30, 2023, four contracts with remaining CAP of $10 million or more per project had total forecasted losses with remaining revenue of $94.4 million, or 1.7%, of total CAP.
Gross Profit
The following table presents gross profit by reportable segment for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	As Restated	2023	As Restated
		2022		2022
Construction	$137,162	$93,017	$253,021	$231,748
Percent of segment revenue	14.5%	11.0%	11.5%	10.8%
Materials	29,481	22,038	49,067	40,965
Percent of segment revenue	17.2%	13.6%	13.0%	11.0%
Total gross profit	$166,643	$115,055	$302,088	$272,713
Percent of total revenue	14.9%	11.4%	11.7%	10.9%
Construction gross profit for the three and nine months ended September 30, 2023 increased by $44.1 million and $21.3 million, or 47.5% and 9.2%, respectively, when compared to 2022 primarily due to higher revenue. In the three month period, a reduction in the negative net impact from revisions in estimates, mainly in our Central operating group, also contributed to the gross profit improvement. For further discussion of projects with revisions in estimates which individually had an impact of $5.0 million or more on gross profit, see Note 4 of "Notes to the Condensed Consolidated Financial Statements."
Increased depreciation expense during the three months ended September 30, 2022 also contributed to the favorable variance in gross profit during the three months ended September 30, 2023 when compared to the prior year. As previously disclosed, our former Water and Mineral Services operating group (“WMS”) was classified as held for sale throughout the first and second quarters of 2022, and therefore no depreciation expense was recorded for WMS assets during that period. Cost of revenue during the three months ended September 30, 2022 included $6.9 million of depreciation that would have been recognized in prior quarters if the unsold businesses had been continually classified as held and used from the beginning of the year.
Materials gross profit for the three and nine months ended September 30, 2023 increased by $7.4 million and $8.1 million, respectively, when compared to 2022. Higher sales prices for aggregates and asphalt were the primary driver of the gross profit improvement for the three and nine months ended September 30, 2023. Additionally, in 2023, oil and energy costs have normalized compared to the significant inflation in 2022 which negatively impacted materials gross profit margin in the prior year.
Selling, General and Administrative Expenses
The following table presents the components of selling, general and administrative expenses for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Selling
Salaries and related expenses	$13,939	$12,720	$44,195	$44,348
Stock-based compensation	231	194	1,303	1,052
Other selling expenses	3,246	2,839	6,482	7,820
Total selling	17,416	15,753	51,980	53,220
General and administrative
Salaries and related expenses	22,890	23,262	74,715	76,839
Stock-based compensation	1,136	1,068	7,104	4,175
Other general and administrative expenses	33,352	21,712	78,680	57,802
Total general and administrative	57,378	46,042	160,499	138,816
Total selling, general and administrative	$74,794	$61,795	$212,479	$192,036
Percent of revenue	6.7%	6.1%	8.3%	7.6%
Selling Expenses
Selling expenses include the costs for estimating and bidding including offsetting customer reimbursements for portions of our selling/bid submission expenses (i.e., stipends), business development and materials facility permits. Selling expenses can vary depending on the volume of projects in process and the number of employees assigned to estimating and bidding activities. As projects are completed or the volume of work slows down, we temporarily redeploy project employees to bid on new projects, moving their salaries and related costs from cost of revenue to selling expenses. Selling expenses for the three months ended September 30, 2023 increased by $1.7 million, or 10.6%, when compared to 2022, primarily due to increased selling salaries and related expenses, including incentive compensation due to improved financial performance. Selling expenses for the nine months ended September 30, 2023 decreased $1.2 million, or 2.3%, when compared to 2022, primarily due to reduced prebid costs in the current year and the sale of Inliner on March 16, 2022, partially offset by an increase in incentive compensation.
General and Administrative Expenses
General and administrative expenses include costs related to our operational offices that are not allocated to direct contract costs and expenses related to our corporate functions. Other general and administrative expenses include travel and entertainment, outside services, information technology, depreciation, occupancy, training, office supplies, incentive compensation, changes in the fair market value of our Non-Qualified Deferred Compensation plan liability and other miscellaneous expenses. Total general and administrative expenses for the three and nine months ended September 30, 2023 increased by $11.3 million and $21.7 million, or 24.6% and 15.6%, respectively, primarily due to an increase in incentive compensation due to improved financial performance. The increase in the nine months ended September 30, 2023 was also attributable to stock-based compensation and increases in the fair market value of our Non-Qualified Deferred Compensation plan liability, which is mostly offset in Other (income) expense, net, through investments held within our own company-owned life insurance policy. The increases for the nine months ended September 30, 2023 were partially offset by the sale of Inliner in the first quarter of 2022.

Other Costs, net
The following table presents other costs, net for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Other costs, net	$19,843	$(490)	$37,973	$22,401
During the three and nine months ended September 30, 2023, Other costs, net increased $20.3 million and $15.6 million, respectively, compared to prior year. These increases were primarily due to the settlement of the Salesforce Tower matter (see Note 17 of “Notes to the Condensed Consolidated Financial Statements”) and non-cash impairment charges associated with the wind down of our international Mineral Services operations (see Note 1 of “Notes to the Condensed Consolidated Financial Statements”) in the current year. Also included in Other costs, net for the three and nine months ended September 30, 2023 and 2022 are non-recurring legal fees related to lawsuits, with the third quarter of last year also reflecting a $5 million settlement payment we received in connection with the shareholder derivative lawsuit.
Loss on Debt Extinguishment
In the second quarter of 2023, we issued 1,390,500 shares of Granite common stock and paid $198.8 million in cash in exchange for $198.7 million aggregate principal amount of our 2.75% Convertible Notes (the "Exchange Transaction") concurrent with the offering of the 3.75% Convertible Notes. As a result of the Exchange Transaction, we incurred a $51.1 million loss on debt extinguishment. Included in the loss on debt extinguishment is a $1.7 million charge for the acceleration of the amortization of debt issuance costs associated with the 2.75% Convertible Notes that were redeemed early.
Income Taxes
The following table presents the provision for (benefit from) income taxes for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
		As Restated		As Restated
(dollars in thousands)	2023	2022	2023	2022
Provision for (benefit from) income taxes	$22,423	$(7,710)	$21,978	$7,310
Effective tax rate	28.1%	(13.4%)	73.6%	10.9%
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
Amount Attributable to Non-controlling Interests
The following table presents the amount attributable to non-controlling interests in consolidated subsidiaries for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Amount attributable to non-controlling interests	$128	$4,104	$9,723	$1,569
The amount attributable to non-controlling interests represents the non-controlling owners’ share of the net income or loss of our consolidated construction joint ventures. The amounts for the three and nine months ended September 30, 2023 decreased $4.0 million and increased $8.2 million, respectively, primarily due to the impact from revisions in estimates (see Note 4 of “Notes to the Condensed Consolidated Financial Statements”).

Liquidity and Capital Resources
Our primary sources of liquidity are cash and cash equivalents, investments, available borrowing capacity and cash generated from operations. We may also from time-to-time issue and sell equity, debt or hybrid securities or engage in other capital markets transactions or sell one or more business units or assets. See Note 14 of the "Notes to the Condensed Consolidated Financial Statements" for information on our 3.75% Convertible Notes and our 2.75% Convertible Notes.
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
As of September 30, 2023, our cash and cash equivalents consisted of deposits and money market funds held with established national financial institutions and marketable securities consisting primarily of U.S. Government and agency obligations. As of September 30, 2023, the total unused availability under our Credit Agreement was $330.8 million, resulting from $19.2 million in issued and outstanding letters of credit and nothing drawn under the Credit Agreement. See Note 14 of “Notes to the Condensed Consolidated Financial Statements.”
As of September 30, 2023, we had $1.9 million of receivables and $29.0 million of contract retention receivables from Brightline Trains Florida LLC ("Brightline") (see Note 7 of “Notes to the Condensed Consolidated Financial Statements”). As of the date of this report, $1.8 million of the receivables are past due. Our project with Brightline is nearing completion and final payment, including the retention receivable, will be due to us no later than 40 days after all conditions of final completion are satisfied. We expect to achieve final completion in the fourth quarter of 2023; however, timing cannot be assured. Brightline has experienced delays in securing additional funding in the past, therefore the timing and probability of future payments may be affected, and our liquidity impacted if Brightline faces future funding difficulties.
In evaluating our liquidity position and needs, we also consider cash and cash equivalents held by our consolidated construction joint ventures (“CCJVs”). The following table presents our cash, cash equivalents and marketable securities, including amounts from our CCJVs, as of the respective dates:

(in thousands)	September 30, 2023	December 31, 2022
Cash and cash equivalents excluding CCJVs	$173,471	$191,444
CCJV cash and cash equivalents (1)	118,653	102,547
Total consolidated cash and cash equivalents	292,124	293,991
Short-term and long-term marketable securities (2)	37,028	65,943
Total cash, cash equivalents and marketable securities	$329,152	$359,934
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
(2)All marketable securities were classified as held-to-maturity and consisted of U.S. Government and agency obligations as of September 30, 2023 and December 31, 2022.
Granite’s portion of CCJV cash and cash equivalents was $71.0 million and $62.5 million as of September 30, 2023 and December 31, 2022, respectively. Excluded from the table above is $44.4 million and $40.4 million as of September 30, 2023 and December 31, 2022, respectively, of Granite’s portion of unconsolidated construction joint venture cash and cash equivalents.

Capital Expenditures
Major capital expenditures are typically for aggregate and asphalt production facilities, aggregate reserves, construction equipment, buildings and leasehold improvements and investments in our information technology systems. The timing and amount of such expenditures can vary based on the progress of planned capital projects, the type and size of construction projects, changes in business outlook and other factors. During the nine months ended September 30, 2023, we had capital expenditures of $109.0 million, compared to $97.8 million, during the nine months ended September 30, 2022. The increase year over year is primarily due to acquisition of materials reserves in 2023. We currently anticipate 2023 capital expenditures to be approximately $120 million.
Cash Flows

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$34,198	$(14,631)
Investing activities	$(89,270)	$13,874
Financing activities	$53,205	$(157,814)
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
Cash provided by operating activities of $34.2 million for the nine months ended September 30, 2023 represents a $48.8 million increase in cash provided by operating activities when compared to the same period of 2022. The change was primarily attributable to net cash contributions to unconsolidated joint ventures and the timing of receipts and payments of working capital, which includes receivables, net contract assets, inventories, other assets, accounts payable and accrued expenses and other liabilities. Contributions, net of distributions, to unconsolidated joint ventures and affiliates decreased $27.3 million and cash used in working capital decreased by $24.8 million.
Investing activities
Cash used in investing activities of $89.3 million for the nine months ended September 30, 2023 represents a $103.1 million increase in cash used in investing activities when compared to the same period of 2022. The change was primarily due to proceeds of $142.6 million from the sale of the Inliner business in March 2022, partially offset by decreased cash used for marketable securities activity of $75.1 million, and $26.9 million used for the acquisition of CMR in the current year.
Financing activities
Cash provided by financing activities of $53.2 million for the nine months ended September 30, 2023 represents a $211.0 million increase in cash provided by financing activities when compared to the same period of 2022. The change was primarily due to the prepayment in the prior year of our term loan of $123.8 million, which did not recur this year. Also, net cash inflows related to our convertible bond transactions in the current year generated $98.8 million in cash. The year over year increase in cash provided by financing activities was also due to $66.8 million less cash used for repurchases of common stock and higher contributions from non-controlling partners, net of distributions, of $21.1 million. These increases were partially offset by a $100.0 million decrease in cash provided by our revolving credit facility. See Note 14 of the “Notes to the Condensed Consolidated Financial Statements” for further information about our long-term debt transactions and our credit facility.

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
Surety Bonds and Real Estate Mortgages
We are generally required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At September 30, 2023, approximately $3.5 billion of our $5.6 billion CAP was bonded. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds after the owner accepts the work performed under contract. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.
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
The most significant financial covenants under the terms of our Credit Agreement require the maintenance of a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio. As of September 30, 2023, we were in compliance with the covenants in the Credit Agreement.
Share Repurchase Program
As announced on February 3, 2022, on February 1, 2022, the Board of Directors authorized us to purchase up to $300.0 million of our common stock at management’s discretion (the “2022 authorization”). There were no share repurchases under the 2022 authorization in the nine months ended September 30, 2023 and $231.5 million remained available as of September 30, 2023.
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

Item 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS
The description of the matters set forth in Part I, Item I of this Report under Note 17 of “Notes to the Condensed Consolidated Financial Statements” is incorporated herein by reference.
Item 1A.    RISK FACTORS
There have been no material changes in the risk factors previously disclosed in “Item 1A. Risk Factors” in our Annual Report.
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended September 30, 2023:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
July 1, 2023 through July 31, 2023	2,514	$40.14	—	$231,535,405
August 1, 2023 through August 31, 2023	204	$42.42	—	$231,535,405
September 1, 2023 through September 30, 2023	616	$39.62	—	$231,535,405
	3,334	$40.18	—
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
Item 5.    OTHER INFORMATION
Trading Arrangements
During the three months ended September 30, 2023, none of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6.    EXHIBITS

10.1	†	Amendment No. 1 to Executive Retention and Severance Plan III (As Amended and Restated by the Compensation Committee on March 31, 2021) dated October 16, 2023
10.2	†	Amendment No. 7 to Key Management Deferred Compensation Plan II (As Amended and Restated by the Board of Directors Effective January 1, 2010) dated October 16, 2023
31.1	†	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	†	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	††	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95	†	Mine Safety Disclosure
101.INS	†	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)
101.SCH	†	Inline XBRL Taxonomy Extension Schema
101.CAL	†	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	†	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	†	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	†	Inline XBRL Taxonomy Extension Presentation Linkbase
104	†	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
	*	Incorporated by reference
	†	Filed herewith
	††	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE CONSTRUCTION INCORPORATED

Date:	October 31, 2023	By:	/s/ Elizabeth L. Curtis
Elizabeth L. Curtis
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)