Form 10-K
period 2023-12-31
GRANITE CONSTRUCTION INC
filed 2024-02-23
CIK 861459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $1.7 billion as of June 30, 2023, based upon the price at which the registrant’s common stock was last sold as reported on the New York Stock Exchange on such date.
At February 16, 2024, 43,972,294 shares of common stock, par value $0.01, of the registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information called for by Part III is incorporated by reference to the definitive Proxy Statement for the 2024 Annual Meeting of Shareholders of Granite Construction Incorporated, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2023.

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
We deliver infrastructure solutions for public and private clients primarily in the United States. We are one of the largest diversified construction and construction materials companies in the United States. Within the public sector, we primarily concentrate on infrastructure projects, including the construction of streets, roads, highways, mass transit facilities, airport infrastructure, bridges, dams, power-related facilities, utilities, tunnels, water well drilling and other infrastructure-related projects. Within the private sector, we perform various services such as site preparation, mining services and infrastructure services for commercial and industrial sites, railways, residential development, energy development, as well as provide construction management professional services.
Operating Structure
Our reportable segments are the same as our operating segments and correspond with how our chief operating decision maker, or decision-making group (our “CODM”), regularly reviews financial information to allocate resources and assess performance. We identified our CODM as our Chief Executive Officer and our Chief Operating Officer. Our reportable segments are: Construction and Materials. The Construction segment focuses on construction and rehabilitation of roads, pavement preservation, bridges, rail lines, airports, marine ports, dams, reservoirs, aqueducts, infrastructure and site development for use by the general public and water-related construction for municipal agencies, commercial water suppliers, industrial facilities and energy companies. It also provides construction of various complex projects including infrastructure and site development, mining, public safety, tunnel, solar, battery storage and other power-related projects. The Materials segment focuses on production of aggregates, asphalt concrete, liquid asphalt and recycled materials for internal use in our construction projects and for sale to third parties. See Note 21 of “Notes to the Consolidated Financial Statements” for additional information about our reportable segments.
In addition to reportable segments, we also review our business by operating groups. In alphabetical order, our operating groups are as follows:
•California, which is comprised of vertically integrated businesses in home markets across the state;
•Central, which includes the vertically integrated Arizona region and regional civil construction businesses in Illinois, Florida and Texas. The Central group also includes the Federal division which performs civil construction across the continental United States and Guam, and the Tunnel division; and
•Mountain, which is comprised of vertically integrated regional businesses in Alaska, Washington, Oregon, Utah and Nevada. The Mountain Group also includes national businesses in the Industrial & Energy division, which primarily focuses on commercial solar construction projects, Water Resources, which performs water well drilling and rehabilitation services and Mineral Services, which performs mineral exploration services for mining clients.
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
During the years ended December 31, 2023, 2022 and 2021, our largest volume customer, including both prime and subcontractor arrangements, was the California Department of Transportation (“Caltrans”). Revenue recognized from contracts with Caltrans during the years ended December 31, 2023, 2022 and 2021 represented $458.2 million (13.1% of total revenue), $348.0 million (10.5% of total revenue) and $337.1 million (9.6% of total revenue), respectively, which was primarily in the Construction segment. Other than Caltrans, none of our customers, including both prime and subcontractor arrangements, had revenue that individually exceeded 10% of total revenue during the years ended December 31, 2023 and December 31, 2022. None of our customers had revenue that individually exceeded 10% of total revenue during the year ended December 31, 2021.

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
Vertical Integration: We own and lease aggregate reserves and own processing plants that are vertically integrated into our construction operations. By ensuring the availability of these resources through strategic expansion and providing quality products, we believe we have a competitive advantage in many of our markets, as well as a source of revenue and earnings from the sale of construction materials to third parties. We also look for additional vertical integration opportunities that complement our existing construction and materials businesses. In 2023, we strengthened and expanded our vertically integrated home markets with acquisitions of the Brunswick Canyon quarry and asphalt plant in Nevada; Coast Mountain Resources (2020) Ltd. ("CMR"), a construction aggregate producer in British Columbia, Canada; and Lehman-Roberts Company and Memphis Stone & Gravel Company (collectively, "LRC/MSG"), asphalt paving and asphalt and aggregate producers and suppliers operating in the Memphis metropolitan market.
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
Human Capital Resources
Employees: We believe our employees are our most valuable resource and are the primary factor in the successful implementation of our business strategies. Significant resources are employed to attract, develop and retain extraordinary and diverse talent and optimize each employee’s capabilities. Our focus on inclusive diversity, talent development, talent acquisition, and succession planning has allowed us to build a bench of talented employees. Our managerial and supervisory personnel have an average tenure of 12 years with Granite, which demonstrates our workforce's strong dedication to, and great pride in, our company.

On December 31, 2023, we employed approximately 2,100 salaried employees who work in project, functional and business unit management, estimating and administrative capacities, plus approximately 2,000 hourly employees. These totals do not include employees of unconsolidated joint ventures or employees of the newly acquired LRC/MSG businesses (see Note 2 of the “Notes to the Consolidated Financial Statements”). The total number of hourly personnel fluctuates with the volume of construction in progress and is seasonal. During 2023, the number of hourly employees ranged from approximately 1,800 to 4,000. The majority of both our salaried and hourly personnel were located in the United States during 2023. As of December 31, 2023, three of our wholly-owned subsidiaries, Granite Construction Company, Layne Christensen Company and Granite Industrial, Inc., were parties to craft collective bargaining agreements in many areas in which they operate (see Note 16 of the “Notes to the Consolidated Financial Statements”).
Inclusive Diversity: Our culture is underpinned by our core values, including an unwavering commitment to inclusive diversity as exemplified by strategies that address our guiding belief that diverse backgrounds, perspectives, and experiences enhance creativity and innovation. We have established employee resource groups that serve employees from a variety of backgrounds, and we have designated October as Inclusion month throughout our Company. We periodically conduct pay equity analyses to support our commitment to pay equity for similar job functions, regardless of race, gender, ethnicity or sexual orientation.
We continued to execute on our inclusive diversity five-year strategic plan, which was established in 2020, with the following key goals:
•increase representation of women throughout the organization by 2025;
•increase women in leadership by 2025;
•increase representation of minorities in leadership throughout the organization by 2025; and
•increase diversity and inclusion index survey results from 71% in 2020 to 80% by 2025.

In 2023, we continued to make progress towards our 2025 goals through broadening the diversity of our pool of potential qualified applicants and identifying and addressing any impediments to employment opportunity that may exist. Representation of women throughout the organization was maintained and representation of women and minorities in leadership increased in 2023. Our 2022 diversity and inclusion index survey result was 74%. Survey results represent employee responses to questions regarding our diversity and inclusion practices. Our next survey will be completed in 2024.
We were also successful with our targeted talent acquisition plan to increase the participation of diverse colleges and universities. In 2023, we employed 238 interns from 105 colleges and universities.
We remain fully committed to fairness and nondiscrimination in our employment practices by ensuring that the decision on who to hire and promote are based purely on merit and made without consideration of race, gender or other protected characteristic.
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
In 2023, our employees completed over 35,000 training courses and more than 300 employees ranging from emerging leaders to senior leaders graduated from our multi-level leadership development program.
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
Employee Engagement: We routinely engage independent third parties to conduct cultural and employee engagement surveys. These include corporate culture assessments, as well as real-time feedback on employee engagement and on employee well-being which includes physical, emotional, social and financial health. In 2023, we conducted a company-wide employee engagement survey and the results reflect improved engagement.

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
Substantially all of the contracts in CAP may be canceled or modified at the election of the customer; however, we have not been materially adversely affected by contract cancellations or modifications in the past (see “Contract Provisions and Subcontracting”). Many projects are added to CAP and completed within the same fiscal year and, therefore, may not be reflected in our beginning or year-end CAP. Our CAP was $5.5 billion and $4.5 billion as of December 31, 2023 and 2022, respectively. Approximately $2.3 billion of the December 31, 2023 unearned revenue is expected to be completed during 2024.
Competition and Market Trends
In both our Construction and Materials segments, we have competitors within the individual markets and geographic areas in which we operate, ranging from small, local companies to larger regional, national and international companies. Although the construction business is highly competitive, there are few, if any, companies which compete in all of our market areas. The degree and type of competition is influenced by the type and scope of construction projects within the individual markets. One of our significant competitive advantages is that we own and lease aggregate reserves and own processing plants that are vertically integrated into our construction operations. The construction materials produced by our Materials segment are used in nearly all types of public and private construction. Significant barriers to entry exist in most markets due to stringent zoning and permitting regulations.
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
Capital requirements have not historically had a significant impact on our ability to compete in the marketplace. However, because smaller projects within our Construction segment have not historically required large amounts of capital, the entry by companies possessing acceptable qualifications into this market may be relatively easy. By contrast, larger projects typically require larger amounts of capital that may make entry into the market by future competitors more difficult. Also, aggregate mining and asphalt production require significant capital investment to purchase and maintain the necessary property and equipment which presents a significant barrier to entry into the construction materials market.
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
Government Procurement: Approximately 70% of our Construction Segment revenue in 2023 was derived from contracts funded by federal, state and local government agencies and authorities. Government contracts are subject to specific procurement regulations, contract provisions and a variety of socioeconomic requirements relating to their formation, administration, performance and accounting and often include express or implied certifications of compliance.
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
Contract Provisions and Subcontracting
Contracts with our customers are primarily “fixed unit price” or “fixed price.” Under fixed unit price contracts, we are committed to providing materials or services at fixed unit prices (for example, dollars per cubic yard of concrete placed or cubic yard of earth excavated). The percentage of fixed unit price contracts in our unearned revenue was 63.5% and 72.7% at December 31, 2023 and 2022, respectively. While the fixed unit price contract shifts the risk of estimating the quantity of units required for a particular project to the customer, any increase in our unit cost over the expected unit cost in the bid, whether due to inflation, inefficiency, incorrect estimates or assumptions or other factors, is borne by us unless otherwise provided in the contract. Fixed price contracts are priced on a lump-sum basis under which we bear the risk that we may not be able to perform the work for the specified contract amount and any increase in our cost over budget, whether due to inflation, inefficiency, incorrect estimates or assumptions or other factors, will reduce our profit on the project. The percentage of fixed price contracts in our unearned revenue was 30.5% and 23.5% at December 31, 2023 and 2022, respectively. All other contract types represented 6.0% and 3.8% of our unearned revenue at December 31, 2023 and 2022, respectively.
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
There are a number of factors that can create variability in contract performance as compared to the original bid. Such factors can positively or negatively impact costs and profitability and can create additional liability to the contractor. The most significant of these include:
•changes in costs of labor and/or materials;
•subcontractor costs, availability and/or performance issues;
•extended overhead and other costs due to owner, weather and other delays;
•changes in productivity expectations;
•changes from original design on design-build projects;
•our ability to fully and promptly recover on affirmative claims and back charges for additional contract costs;
•a change in the availability and proximity of equipment and materials;
•complexity in original design;
•length of time to complete the project;
•the availability and skill level of workers in the geographic location of the project;

•site conditions that differ from those assumed in the original bid;
•costs associated with scope changes; and
•the customer’s ability to properly administer the contract.
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
Joint Ventures
We participate in various construction joint ventures with other construction companies of which we are a partner or limited member (“joint ventures”) typically for large, technically complex projects, including design-build projects, where it is necessary or desirable to share expertise, risk and resources. Joint venture partners typically provide independently prepared estimates, shared equipment, and often bring local knowledge and expertise. Generally, each construction joint venture is formed as a partnership or limited liability company to accomplish a specific project and is jointly controlled by the joint venture partners. We select our joint venture partners (“partner(s)”) based on our analysis of their construction and financial capabilities, expertise in the type of work to be performed and past working relationships, among other criteria.
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
At December 31, 2023, there was $195.6 million of remaining contract value on unconsolidated and line item construction joint venture contracts, of which $93.1 million represented our share and is included in our CAP and the remaining $102.5 million represented our partners’ share. See Note 9 of “Notes to the Consolidated Financial Statements” for more information.
Insurance and Bonding
We maintain insurance coverage and limits consistent with industry practice and in alignment with our overall risk management strategy. Policies include general and excess liability, property, pollution, professional, cybersecurity, executive risk, workers’ compensation and employer’s liability. Further, our policies are placed with insurers that we believe are financially stable, often in a layered or quota share arrangement which reduces the likelihood of an interruption or impact to operations.
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
Equipment
At December 31, 2023 and 2022, we owned the following number of construction equipment and vehicles:

December 31,	2023	2022
Heavy construction equipment	2,457	2,471
Trucks, truck-tractors, trailers and vehicles	4,686	5,059

Our portfolio of equipment includes backhoes, barges, bulldozers, cranes, excavators, loaders, motor graders, pavers, rollers, scrapers, trucks, drilling rigs and tunnel boring machines that are used in both of our segments. We pool certain equipment to maximize utilization. We continually monitor and adjust our fleet size so that it is consistent with the size of our business, considering both existing and expected future work. We lease or rent equipment to supplement our portfolio of equipment in response to construction activity cycles. The December 31, 2023 equipment count includes 202 pieces of heavy construction equipment and 111 vehicles from the LRC/MSG acquisition. In 2023 and 2022, we purchased $71.9 million and $73.9 million, respectively, of construction equipment and vehicles.
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
Information About Executive Officers
Information regarding our executive officers as of February 1, 2024 is set forth below.

Name	Age	Position
Kyle T. Larkin	52	President and Chief Executive Officer
Elizabeth L. Curtis	57	Executive Vice President and Chief Financial Officer
James A. Radich	65	Executive Vice President and Chief Operating Officer
Brian A. Dowd	60	Senior Vice President, Construction
Bradly J. Estes	45	Senior Vice President, Construction Materials
Michael G. Tatusko	59	Senior Vice President, Construction
Bradley J. Williams	63	Senior Vice President, Construction
Staci M. Woolsey	47	Chief Accounting Officer
Mr. Larkin joined Granite in 1996, has served as President since September 2020 and as Chief Executive Officer since June 2021. He also served as Executive Vice President and Chief Operating Officer from February 2020 to September 2020, Senior Vice President and Manager of Construction and Materials Operations from 2019 to 2020, Senior Vice President and Group Manager from 2017 to 2019, Vice President and Regional Manager in Nevada from 2014 to 2017 and President of Granite’s wholly-owned subsidiary, Intermountain Slurry Seal, Inc. from 2011 to 2014. He served as Manager of Construction at the Reno area office from 2008 to 2011, Chief Estimator from 2004 to 2008 and Project Manager, Project Engineer and Estimator at Granite’s Nevada Branch between 1996 and 2003. Mr. Larkin has also served as a director of our Board of Directors since June 2021 and has a term expiring at the 2026 annual meeting. Mr. Larkin holds a B.S. in Construction Management from California Polytechnic State University, San Luis Obispo and an M.B.A. from the University of Massachusetts, Amherst.
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
Mr. Radich first joined Granite in 1980 and rejoined the Company in 2011. He has served as Executive Vice President and Chief Operating Officer since December 2020. He also served as Senior Vice President and Group Manager from January 2020 to December 2020, as Vice President and Coastal Region Manager from 2014 to 2019 and Vice President of the Northern California Region from 2011 to 2014. From 1993 to 2011, Mr. Radich was employed by Oldcastle Materials. Mr. Radich served Granite as Project Engineer from 1980 to 1983, Project Manager from 1985 to 1990 for the Heavy Civil and

Vertical Divisions and Chief Estimator from 1990 to 1993 in the Vertical Division. He received a B.S.C.E. from Santa Clara University and is a Registered Civil Engineer.
Mr. Dowd joined Granite in 1986 and has served as Senior Vice President, Construction since January 2024. He also served as Senior Vice President and California Group Manager from January 2021 to January 2024, Vice President and Regional Manager in Nevada from October 2017 to December 2020 and Vice President and Large Projects Business Development Manager from 2013 to 2017. He served as California Group Business Development Manager from 2012 to 2013, Sacramento Valley Region Manager from 2007 to 2012, Vice President and Director of Human Resources from 2005 to 2007, Director of Employee Development from 2000 to 2005, San Diego Area Manager from 1994 to 2000, and Project Manager, Estimator and Project Engineer at Granite's Indio and Sacramento Branches between 1986 and 1994. Mr. Dowd holds a B.S. in Civil Engineering from the University of California, Berkeley and is a Registered Engineer in the states of California and Nevada.
Mr. Estes joined Granite in 2003 and has served as Senior Vice President, Construction Materials since June 2023, as Vice President of Construction Materials from January 2018 to June 2023, as Group Materials Manager from January 2017 to December 2017, as Materials Manager in Washington from January 2012 to December 2016, as Plants Manager in Washington from November 2008 to December 2011, as Portable Plant Manager in Northern California from June 2005 to October 2008, and as Branch Division Plant Engineer from June 2003 to May 2005. Mr. Estes holds a B.S.degree in Mining Engineering from Montana Technological University.
Mr. Tatusko joined Granite in 1991 and has served as Senior Vice President, Construction since January 2024. He also served as Senior Vice President and Group Manager from January 2020 to January 2024, Vice President and Valley Region Manager from 2014 to 2019, Northern California Area Manager from 2012 to 2014, Design Build Project Executive from 2010 to 2012, Group Construction Manager from 2007 to 2010, Arizona Operations Manager from 2005 to 2007, Arizona Construction Manager from 2001 to 2005, Plants Manager from 1999 to 2001, Estimator/Project Manager from 1995 to 1999 and Project Engineer from 1993 to 1995. Prior to joining Granite, he was employed at Oldcastle Tilcon from 1984 to 1991. Mr. Tatusko received a Construction Management degree from Southern Maine Tech.
Mr. Williams joined Granite in 1987 and has served as Senior Vice President, Construction since January 2024. He also served as Senior Vice President and Group Manager from June 2022 to January 2024, Regional Vice President from January 2015 to June 2022, as Large Project Executive from 2010 to 2015, as Operations Manager in Southern California from 2009 to 2010, as Manager of Construction in Southern California from 2007 to 2009, as Construction Manager in Sacramento from 2000 to 2007, as Senior Project Manager in Utah from 1998 to 2000, as Environmental Construction Manager in California from 1994 to 1998, as Estimator/Project Manager in Santa Barbara from 1989 to 1994, and as Large Project Engineer from 1987 to 1989. Mr. Williams holds a B.S. in Civil Engineering from Ohio Northern University.
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
RISKS RELATED TO OUR BUSINESS
•Unfavorable economic conditions may have an adverse impact on our business. Volatility in the global financial system, deterioration in general economic activity, inflation, rising or high interest rates, supply chain issues, the War in Ukraine, the Israel-Hamas War, other political, social or economic uncertainties, and fiscal, monetary and other policies that federal, state and local governments may enact, including infrastructure spending or deficit reduction measures, may have an adverse impact on our business, financial position, results of operations, cash flows and liquidity. In particular, low tax revenues, budget deficits, financing constraints, including timing of long-term federal, state and local funding releases, and competing priorities could negatively impact the ability of government agencies to fund existing or new infrastructure projects in the public sector. These factors could have a material adverse effect on the financial market and economic conditions in the United States as well as throughout the world, which may limit our ability and the ability of our customers to obtain financing and/or could impair our ability to execute our strategy. In addition, levels of new commercial and residential construction projects could be adversely affected by oversupply of existing inventories of commercial and residential properties, low property values and a restrictive financing environment.
•We work in a highly competitive marketplace. We have multiple competitors in all the areas in which we work, and some of our competitors are larger than we are and may have greater resources than we do. Government funding for public works projects is limited, contributing to competition. An increase in competition may result in a decrease in new awards, a decrease in profit margins, or both. In addition, should downturns in residential and commercial construction activity occur, the competition for available public sector work would intensify, which could impact our revenue, CAP and profit margins.
•Fixed price and fixed unit price contracts subject us to the risk of increased project cost. As more fully described in “Contract Provisions and Subcontracting” under “Item 1. Business,” the profitability of our fixed price and fixed unit price contracts can be adversely affected by a number of factors, including, among others, inflation, inefficiency and incorrect estimates or assumptions, that can cause our actual costs to materially exceed the costs estimated at the time of our original bid. This could result in reduced profits or a loss for that project and there could be a material adverse impact to our business, results of operations and financial condition.
•We derive a substantial amount of our revenue from federal, state and local government agencies, and any disruption in government funding or in our relationship with those agencies could adversely affect our business. For the year ended December 31, 2023, approximately 70% of our construction revenue was funded by federal, state and local government agencies and authorities. A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis. As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year. The success and further development of our business depends, in large part, upon the continued funding of these government programs, and upon our ability to obtain contracts and perform well under these programs. A significant reduction in government spending, the absence of a bipartisan agreement on the federal government budget, a partial or full federal government shutdown or a change in budgetary priorities could reduce demand for our services, cancel or delay projects and have a material adverse effect on our business, results of operations and financial condition.
There are several additional factors that could cause government agencies or authorities to delay or cancel programs, to reduce their orders under existing contracts, to exercise their rights to terminate contracts or not to exercise contract options for renewals or extensions. Such factors, which include the following, could have a material adverse effect on our business, financial condition and results of operations or the timing of contract payments from government agencies or authorities:
•the failure of the U.S. government to complete its budget and appropriations process before its fiscal year-end;
•changes in and delays or cancellations of government programs, procurements, requirements or appropriations;
•budget constraints or policy changes resulting in delay or curtailment of expenditures related to the services we provide;
•re-competes of government contracts;
•the timing and amount of tax revenue received by federal, state and local governments, and the overall level of government expenditures;
•curtailment in the use of government contracting firms;
•delays associated with insufficient numbers of government staff to oversee contracts;
•the increasing preference by government agencies for contracting with small and disadvantaged businesses;
•competing political priorities and changes in the political climate regarding the funding or operation of the services we provide;
•the adoption of new laws or regulations affecting our contracting relationships with the federal, state or local governments;
•unsatisfactory performance on government contracts by us or one of our subcontractors, negative government audits or other events that may impair our relationship with federal, state or local governments;
•a dispute with or improper activity by any of our subcontractors; and
•general economic or political conditions.
•Our U.S. federal government contracts may give government agencies the right to modify, delay, curtail, renegotiate or terminate existing contracts at their convenience at any time prior to their completion, which could have a material adverse effect on our business, financial condition and results of operations. U.S. federal government projects in which we participate as a contractor or subcontractor may extend for several years. Generally, government contracts include the right to modify, delay, curtail, renegotiate or terminate contracts and subcontracts at the government’s convenience any time prior to their completion. Any decision by a U.S. federal government client to modify, delay, curtail, renegotiate or terminate our contracts at their convenience could have a material adverse effect on our business, financial condition and results of operations.
•Our failure to win new contracts and renew existing contracts with private and public sector clients could have a material adverse effect on our business, financial condition and results of operations. Our business depends on our ability to win new contracts and renew existing contracts with private and public sector clients. Contract proposals and negotiations are complex and frequently involve a lengthy bidding and selection process, which is affected by a number of factors. These factors include market conditions, financing arrangements and required governmental approvals. If negative market conditions arise, or if we fail to secure adequate financial arrangements or the required government approval, we may not be able to pursue certain projects, which could have a material adverse effect on our business, financial condition and results of operations.
•The timing of new contracts and termination of existing contracts may result in unpredictable fluctuations in our cash flows and financial results. A substantial portion of our revenues are derived from project-based work that is awarded through a competitive bid process. It is generally difficult to predict the timing and geographic distribution of the projects that we will be awarded. The selection of, timing of, or failure to obtain projects, delays in awards of projects, the re-bidding or termination of projects due to budget overruns, cancellations of projects or delays in completion of contracts could result in the under-utilization of our assets, including our fleet of construction equipment, which could lower our overall profitability and reduce our cash flows. Even if we are awarded contracts, we face additional risks that could affect when, or whether, work will begin. This can present difficulty in matching workforce size and equipment location with contract needs. In some cases, we may be required to bear the cost of a ready workforce and equipment that is larger than necessary, which could have a material adverse effect on our business, financial condition and results of operations. If an expected contract award or the related work release is delayed or not received, we could incur substantial costs without receipt of any corresponding revenues. Moreover, construction projects for which our services are contracted may require significant expenditures by us prior to receipt of relevant payments from the customer. Finally, the winding down or completion of work on significant projects that were active in previous periods will reduce our revenue and earnings if such significant projects have not been replaced in the current period.
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
•Design-build contracts subject us to the risk of design errors and omissions. Design-build is a common method of project delivery as it provides the owner with a single point of responsibility for both design and construction. We generally subcontract design responsibility to architectural and engineering firms. However, in the event of a design error or omission causing damages, there is risk that the subcontractor or their errors and omissions insurance would not be able to absorb the liability. In this case we may be responsible, resulting in a potentially material adverse effect on our business, results of operations and financial condition.
•Many of our contracts have penalties for late completion. In some instances, including many of our fixed price contracts, we guarantee that we will complete a project by a certain date. If we subsequently fail to complete the project as scheduled, we may be held responsible for costs resulting from the delay, generally in the form of contractually agreed-upon liquidated damages. To the extent these events occur, the total cost of the project could exceed our original estimate and we could experience reduced profits or a loss on that project and there could be a material adverse impact to our business, results of operations and financial condition.
•Our failure to adequately recover on affirmative claims brought by us against project owners or other project participants (e.g., back charges against subcontractors) for additional contract costs could have a negative impact on our liquidity and future operations. In certain circumstances, we assert affirmative claims to which we believe we are entitled against project owners, engineers, consultants, subcontractors or others involved in a project for additional costs exceeding the contract price or for amounts not included in the original contract price.

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
•Our financial position could be impacted by worse than anticipated results in our Central operating group. In 2020, we completed a strategic review of our former Heavy Civil operating group, which is now part of our Central operating group, and have taken actions that we believe will be beneficial to us and our stockholders. However, the results of our planned actions, and the timing of expected benefits, remain uncertain. Underperformance in our Central operating group could have a material adverse effect on our business, results of operations and financial condition.
•Unavailability of insurance coverage could have a negative effect on our operations and results. We maintain insurance coverage as part of our overall risk management strategy and pursuant to requirements to maintain specific coverage that are contained in our financing agreements and in most of our construction contracts. Although we have been able to obtain reasonably priced insurance coverage to meet our requirements in the past, there is no assurance that we will be able to do so in the future, and our inability to obtain such coverage could have an adverse impact on our ability to procure new work, which could have a material adverse effect on our business, results of operations and financial condition.
•An inability to obtain bonding could have a negative impact on our operations and results. As more fully described in “Insurance and Bonding” under “Item 1. Business,” we generally are required to provide surety bonds securing our performance under the majority of our public and private sector contracts. Our inability to obtain reasonably priced surety bonds in the future and, while we monitor the financial health of our insurers and the insurance market, catastrophic events could reduce available limits or the breadth of coverage, both of which could significantly affect our ability to be awarded new contracts and could, therefore, have a material adverse effect on our business, results of operations and financial condition.
•We use certain commodity products that are subject to significant price fluctuations. We are exposed to various commodity price risks, including, but not limited to, diesel fuel, natural gas, propane, steel, cement and liquid asphalt arising from transactions that are entered into in the normal course of business. We use petroleum-based products, such as fuels, lubricants and liquid asphalt, to power or lubricate our equipment, operate our plants, and as a significant ingredient in the asphaltic concrete we manufacture for sale to third parties and use in our asphalt paving construction projects. Although we are partially protected by asphalt or fuel price escalation clauses in some of our contracts, many contracts provide no such protection. We also use steel and other commodities in our construction projects that can be subject to significant price fluctuations. In order to manage or reduce commodity price risk, we monitor the costs of these commodities at the time of bid and price them into our contracts accordingly. Additionally, some of our contracts may include commodity price escalation clauses which partially protect us from increasing prices. At times we enter into supply agreements or pre-purchase commodities to secure pricing and use financial contracts to further manage a portion of the price risk. Significant price fluctuations could have a material adverse effect on our business, results of operations and financial condition.
•Weather can significantly affect our revenues and profitability. Our ability to perform work is significantly affected by weather conditions such as precipitation and temperature. Changes in weather conditions can cause delays and otherwise significantly affect our project costs. The impact of weather conditions can result in variability in our quarterly revenues and profitability, particularly in the first and fourth quarters of the year.
•Force majeure events, including natural disasters and terrorists' actions, could negatively impact our business, which may affect our financial condition, results of operations or cash flows. Force majeure or extraordinary events beyond the control of the contracting parties, such as natural and man-made disasters, as well as terrorist actions, could negatively impact the economies in which we operate. We typically negotiate contract language where we are allowed certain relief from force majeure events in private client contracts and review and attempt to mitigate force majeure events in both public and private client contracts. We remain obligated to perform our services after most extraordinary events subject to relief that may be available pursuant to a force majeure clause.

If we are not able to react quickly to force majeure events, our operations may be affected, which could have a material adverse effect on our business, results of operations and financial condition.
•Public health events, including health epidemics or pandemics or other contagious outbreaks, could negatively impact our business, financial condition and results of operations. Our ability to perform work may be significantly affected by public health events. If a public health epidemic or pandemic or other contagious outbreak, including COVID-19, interferes with our ability, or that of our employees, contractors, suppliers, customers and other business partners to perform our and their respective responsibilities and obligations relative to the conduct of our business, our operations may be affected, which could have a material adverse effect on our business, results of operations and financial condition.
•Our CAP is subject to unexpected adjustments and cancellations and could be an uncertain indicator of our future earnings. We cannot guarantee that the revenues projected in our CAP will be realized or, if realized, will be profitable. Projects reflected in our CAP may be affected by project cancellations, scope adjustments, time extensions or other changes. Such changes may adversely affect the revenue and profit we ultimately realize on these projects.
•Rising or high inflation and/or interest rates could have an adverse effect on our business, financial condition and results of operations. Economic factors, including inflation and rising and/or high interest rates, could have a negative impact on our business. Our costs were and may continue to be subject to significant inflationary pressures, and we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could have a material adverse effect on our financial position, results of operations, cash flows and liquidity. In addition, increases in or sustained higher interest rates will result in higher interest expense related to borrowings under our Fourth Amended and Restated Credit Agreement, as amended (the “Credit Agreement”), which could have a material adverse effect on our business, results of operations and financial condition.
•As part of our growth strategy, we have made and may make future acquisitions, and acquisitions involve many risks and uncertainties. These risks and uncertainties include:
•our ability to complete acquisitions in accordance with our expected plans, on terms and conditions acceptable to us or our anticipated time frame, or at all;
•difficulties identifying all significant risks during our due diligence activities;
•that acquisitions involve significant costs and require the time and attention of our management, which may divert management’s attention from ongoing operations;
•potential difficulties and increased costs associated with completion of any assumed construction projects;
•our ability to successfully manage or achieve the results we expect to experience from the acquisitions and that we may lose key employees or customers of the acquired companies;
•assumption of liabilities of an acquired business, including liabilities that were unknown at the time the acquisition was negotiated;
•difficulties related to integrating the operations and internal controls, assimilating personnel, services, and systems of an acquired business and to assimilating marketing and other operational capabilities;
•increased burdens on our staff and on our administrative, internal control and operating systems, which may hinder our legal and regulatory compliance activities;
•if we issue additional equity securities, such issuances could have the effect of diluting our earnings per share as well as our existing shareholders’ individual ownership percentages in the Company;
•the recording of goodwill or other non-amortizable intangible assets that will be subject to subsequent impairment testing and potential impairment charges, as well as amortization expenses related to certain other intangible assets; and
•while we often obtain indemnification rights from the sellers of acquired businesses, such rights may be difficult to enforce and the indemnitors may not have the ability to financially support the indemnity.
Failure to successfully manage and integrate acquisitions could harm our business, results of operations and financial condition.
•As part of our strategy, we may make divestitures, and divestitures involve many risks and uncertainties. These risks and uncertainties include:
•our ability to locate suitable acquirers for our divestitures;

•our ability to complete the divestitures in accordance with our expected plans or anticipated time frame, or at all;
•our ability to complete the divestitures on terms and conditions acceptable to us;
•difficulties separating the assets and personnel related to businesses that we expect to divest from the businesses we expect to retain;
•that divestitures involve significant costs and require the time and attention of our management, which may divert management’s attention from ongoing operations;
•our ability to successfully cause a buyer of a divested business to assume the liabilities of that business, or even if such liabilities are assumed, we may have difficulties enforcing our rights, contractual or otherwise against the buyer;
•the need to obtain regulatory approvals and other third-party consents, which potentially could disrupt customer and vendor relationships;
•potential additional tax obligations or the loss of tax benefits;
•the divestiture could negatively impact our profitability because of losses that may result from a sale, the loss of revenue or a decrease in cash flows; and
•following the completion of a divestiture, we may have less diversity in our business and in the markets we serve as well as our client base.
Failure to successfully manage divestitures may generate fewer benefits than expected and could harm         our business, results of operations and financial condition.
•In connection with acquisitions or divestitures, we may become subject to liabilities. In connection with any acquisitions, we may acquire liabilities or defects such as legal claims, including but not limited to, third party liability and other tort claims; claims for breach of contract; employment-related claims; environmental, health and safety liabilities, conditions or damage; permitting, regulatory or other compliance with law issues; or tax liabilities. If we acquire any of these liabilities, and they are not adequately covered by insurance or an enforceable indemnity or similar agreement from a creditworthy counterparty, we may be responsible for significant out-of-pocket expenditures. In connection with any divestitures, we may incur liabilities for breaches of representations and warranties or failure to comply with operating covenants under any agreement for a divestiture. We may also retain exposure on financial or performance guarantees, contractual, employment, pension and severance obligations or other liabilities of the divested business and potential liabilities that may arise under law because of the disposition or the subsequent failure of an acquiror. As a result, performance by the divested businesses or other conditions outside of our control could have a material adverse effect on our business, financial condition and results of operations. In addition, we may indemnify a counterparty in a divestiture for certain liabilities of the divested business or operations subject to the divestiture transaction. These liabilities, if they materialize, could have a material adverse effect on our business, results of operations and financial condition.
RISKS RELATED TO OUR HUMAN CAPITAL, JOINT VENTURES AND SUBCONTRACTORS
•Our success depends on attracting and retaining qualified personnel, joint venture partners and subcontractors in a competitive environment. The success of our business is dependent on our ability to attract, develop and retain qualified personnel, joint venture partners, advisors and subcontractors. Changes in general or local economic conditions and the resulting impact on the labor market and on our joint venture partners may make it difficult to attract or retain qualified individuals in the geographic areas where we perform our work. If we are unable to provide competitive compensation packages, high-quality training programs and attractive work environments or to establish and maintain successful partnerships, our reputation, relationships and/or ability to profitably execute our work could be adversely impacted.
•Failure to maintain safe work sites could result in significant losses. Construction, mining and maintenance sites are potentially dangerous workplaces and often put our employees and others in close proximity with mechanized equipment, moving vehicles, chemical and manufacturing processes, and highly regulated materials. On many sites, we are responsible for safety and, accordingly, must implement safety procedures. If we fail to implement these procedures or if the procedures we implement are ineffective, we may suffer the loss of or injury to our employees, as well as expose ourselves to possible litigation. Our failure to maintain adequate safety standards through our safety programs could result in reduced profitability or the loss of projects or clients, and could have a material adverse impact on our financial position, results of operations, cash flows and liquidity.
•Strikes or work stoppages could have a negative impact on our operations and results. We are party to collective bargaining agreements covering a portion of our craft workforce. Although strikes or work stoppages have not had a significant impact on our operations or results in the past, such labor actions could have a significant impact on our operations and results if they occur in the future.
•Failure of our subcontractors to perform as anticipated could have a negative impact on our results. As further described in “Contract Provisions and Subcontracting” under “Item 1. Business,” we subcontract portions of many of our contracts to specialty subcontractors, but we are ultimately responsible for the successful completion of their work. Although we seek to require bonding or other forms of guarantees, we are not always successful in obtaining those bonds or guarantees from our higher-risk subcontractors. We may be responsible for the failures on the part of our subcontractors to perform as anticipated, resulting in a potentially adverse impact on our cash flows and liquidity. In addition, the total costs of a project could exceed our original estimates and we could experience reduced profits or a loss for that project, which could have an adverse impact on our financial position, results of operations, cash flows and liquidity.
•Our joint venture contracts subject us to risks and uncertainties, some of which are outside of our control. As further described in Note 1 of “Notes to the Consolidated Financial Statements” and in “Joint Ventures” under “Item 1. Business,” we perform certain construction contracts as a limited or minority member of joint ventures. Participating in these arrangements exposes us to risks and uncertainties, including the risk that if our partners fail to perform under joint and several liability contracts, we could be liable for completion of the entire contract. In addition, if our partners are not able or willing to provide their share of capital investment to fund the operations of the venture, there could be unanticipated costs to complete the projects, financial penalties or liquidated damages. These situations could have a material adverse effect on our financial position, results of operations, cash flows and liquidity.
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
•We may be unable to identify and contract with qualified DBE contractors to perform as subcontractors. Certain of our government agency projects contain minimum DBE participation clauses. Although we have programs in place to ensure compliance, if we fail to complete these projects with the minimum DBE participation, we may be held responsible for breach of contract, which may include restrictions on our ability to bid on future projects as well as monetary damages. To the extent we are responsible for monetary damages, the total costs of the project could exceed our original estimates, we could experience reduced profits or a loss for that project and there could be a material adverse impact to our financial position, results of operations, cash flows and liquidity.
•We may be required to contribute cash to meet our unfunded pension obligations in certain multi-employer plans. As of December 31, 2023, three of our wholly-owned subsidiaries, Granite Construction Company, Layne Christensen Company and Granite Industrial, Inc., participate in various domestic multi-employer pension plans on behalf of union employees. Union employee benefits generally are based on a fixed amount for each year of service. We are required to make contributions to certain plans in amounts established under collective bargaining agreements. Pension expense is recognized as contributions are made. The domestic multi-employer pension plans are subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). Under ERISA, a contributor to a multi-employer plan may be liable, upon termination or withdrawal from a plan, for its proportionate share of a multi-employer plan’s unfunded vested liability. While we currently have no intention of withdrawing from a plan and unfunded multi-employer pension obligations have not significantly affected our operations in the past, there can be no assurance that we will not be required to make material cash contributions to one or more of these plans to satisfy certain underfunded benefit obligations in the future.
RISKS RELATED TO RESTATEMENTS
•We have restated our consolidated financial statements for certain prior periods, which has affected and may continue to affect our business, results of operations and financial condition. We previously restated unaudited quarterly financial information for the first three quarters of the year ended December 31, 2022 to correct (a) errors related to deferred taxes and the calculation of income tax expense in connection with the sale of our trenchless and pipe rehabilitation services business and (b) other immaterial errors. Additionally, we previously restated certain periods in 2019 and prior to correct misstatements associated with project forecasts in our former

Heavy Civil operating group, which is now part of our Central operating group. Taken collectively, such restatements:
•had and may continue to have the effect of eroding investor confidence in us and our financial reporting and accounting practices and processes;
•negatively impacted and may continue to negatively impact the trading price of our common stock;
•required that we incur significant expenses and may require that we incur significant additional expenses relating to any litigation or regulatory examinations, investigations, proceedings, orders or indemnification claims;
•may make it more difficult, expensive and time consuming for us to raise capital, if necessary, on acceptable terms, if at all;
•may make it more difficult to pursue transactions or implement business strategies that might otherwise be beneficial to our business; and
•may negatively impact our reputation with our customers.
The occurrence or continued occurrence of any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.
•In prior years we identified material weaknesses in our internal control over financial reporting in our Annual Reports on Form 10-K, which have been remediated. If we identify material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately and timely report our financial results, investors may lose confidence in us and the market price of our common stock may decrease. As disclosed in our Annual Reports on Form 10-K for the years ended December 31, 2019, 2020 and 2022, we identified material weaknesses, all of which have now been remediated. We may not be able to accurately and timely report our financial results and/or we may not be able to detect errors on a timely basis if in the future we: (1) identify one or more material weaknesses in our internal control over financial reporting; (2) are unable to successfully remediate any future material weaknesses; (3) are unable to comply with the requirements of Section 404 in a timely manner; or (4) are unable to assert, or our independent registered public accounting firm is unable to attest, that our internal control over financial reporting is effective.This could result in: (i) our financial statements being materially misstated; (ii) investors losing confidence in the accuracy and completeness of our financial reports; (iii) the market price of our common stock decreasing; (iv) our liquidity and access to the capital markets being adversely affected; and (v) our inability to maintain compliance with applicable stock exchange listing requirements and debt covenants. We could also become subject to stockholder or other third-party litigation as well as investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources and could result in fines, penalties, trading suspensions or other remedies.
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
•We were involved in, and may in the future be subject to, litigation, regulatory examinations, investigations, proceedings or orders as a result of or relating to the restatement of our financial statements and if any of these are resolved adversely against us, it could harm our business, results of operations and financial condition. We were involved in, and may in the future be subject to, litigation, regulatory examinations, investigations, proceedings or orders, the assessment of civil monetary penalties, equitable remedies or indemnification claims, and the expenses associated with such matters as a result of or relating to the restatement of our financial statements and reported material weaknesses. Our management may be required to devote significant time and attention to these matters. We had, and may in the future have, to incur significant expenses related to these matters and if any of these matters are resolved adversely against us, it could harm our business, results of operations and financial condition.
RISKS RELATED TO LEGAL, REGULATORY, ACCOUNTING AND TAX ISSUES
•Government contractors are subject to suspension or debarment from government contracting. Government contracts expose us to a variety of risks that differ from those associated with private sector contracts. Various statutes to which our operations are subject, including, among others, the Davis-Bacon Act (which regulates wages and benefits), the Walsh-Healy Act (which prescribes a minimum wage and regulates overtime and working conditions), Executive Order 11246 (which establishes equal employment opportunity and affirmative action requirements) and the Drug-Free Workplace Act, provide for mandatory suspension and/or debarment of contractors in certain circumstances involving statutory violations. In addition, the Federal Acquisition Regulation and various state statutes provide for discretionary suspension and/or debarment in certain circumstances that might call into question a contractor’s willingness or ability to act responsibly, including as a result of being convicted of, or being found civilly liable for, fraud or a criminal offense in connection with obtaining, attempting to obtain or performing a public contract or subcontract. The scope and duration of any suspension or debarment may vary depending upon the facts and the statutory or regulatory grounds for debarment and could have a material adverse effect on our financial position, results of operations, cash flows and liquidity.
•We are involved in lawsuits, legal proceedings and indemnity claims in the ordinary course of our business and may in the future be subject to other litigation, legal proceedings and claims, and, if any of these are resolved adversely against us, it could harm our business, financial condition and results of operations. Any litigation, other legal proceedings or indemnity claim could result in an unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines, or we may decide to settle lawsuits on similarly unfavorable terms, any of which could adversely affect our business, financial condition and results of operations. We could also suffer an adverse impact on our reputation and a diversion of management's attention and resources, which could have a material adverse effect on our business, financial condition and results of operations.
•Government contracts generally have strict regulatory requirements. Approximately 70% of our construction-related revenue in 2023 was derived from contracts funded by federal, state and local government agencies and authorities. Government contracts are subject to specific procurement regulations, contract provisions and a variety of socioeconomic requirements relating to their formation, administration, performance and accounting and often include express or implied certifications of compliance. Claims for civil or criminal fraud may be brought for violations of regulations, requirements or statutes. We may also be subject to qui tam litigation brought by private individuals on behalf of the government under the Federal Civil False Claims Act, which could include claims for up to treble damages. Further, if we fail to comply with any of the regulations, requirements or statutes or if we have a substantial number of accumulated Occupational Safety and Health Administration, Mine Safety and Health Administration or other workplace safety violations, our existing government contracts could be terminated and we could be suspended from government contracting or subcontracting, including federally funded projects at the state level. Should one or more of these events occur, it could have a material adverse effect on our financial position, results of operations, cash flows and liquidity.
•We are subject to environmental, health and safety and other regulation. As more fully described in “Government Regulations” under “Item 1. Business,” we are subject to a number of federal, state, local and foreign laws and regulations relating to the environment, including the remediation of soil and groundwater contamination, emission and discharge of materials into the environment, reclamation and closure of operations, workplace health and safety and a variety of socioeconomic requirements and are required to obtain and maintain a number of environmental approvals, permits and financial assurances. Noncompliance with such laws, regulations, approvals, permits and financial assurances can result in, among other things, substantial penalties, or termination or suspension of government contracts or our operations as well as civil and criminal liability. In addition, some environmental laws and regulations impose strict, joint and several liability and responsibility on present and former owners, operators or users of facilities and sites, and entities that disposed or arranged for the disposal of hazardous substances at a third-party site, for contamination at such facilities and sites, without regard to causation or knowledge of contamination. We occasionally evaluate various alternatives with respect to our facilities, including possible dispositions or closures. Investigations undertaken in connection with these activities may lead to discoveries of contamination that must be remediated, and closures of facilities may trigger compliance requirements, including reclamation requirements, that may not be applicable to operating facilities. Environmental, health and safety requirements, laws and regulations are becoming increasingly more stringent and there can be no assurance that these requirements, laws or regulations will not change and that compliance with these requirements, laws and regulations will not materially adversely affect our operations in the future. Furthermore, from time to time, we have been involved in remediation activities and we cannot provide assurance that existing or future circumstances or developments with respect to contamination will not require us to make significant remediation or restoration expenditures.
•Increasing restrictions on securing aggregate reserves could negatively affect our future operations and results. Tighter regulations and the finite nature of property containing suitable aggregate reserves are making it increasingly challenging and costly to secure aggregate reserves. Although we have thus far been able to secure reserves to support our business, our financial position, results of operations, cash flows and liquidity may be adversely affected by an increasingly difficult permitting process.
•Accounting for our revenues, costs, goodwill and acquired intangible assets involves significant estimates. As further described in “Critical Accounting Estimates” under “Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations,” and in "Use of Estimates in Preparation of Financial Statements," "Revenue Recognition" and "Goodwill" within Note 1 of the "Notes to the Consolidated Financial Statements," accounting for our contract-related revenues and costs, as well as other expenses, goodwill and acquired intangible assets requires management to make a variety of significant estimates and assumptions. Also see "Intangible assets" within Note 2 of the "Notes to the Consolidated Financial Statements." These assumptions and estimates may change significantly in the future and could result in the reversal of previously recognized revenue and profit or material impairment charges. Such changes or impairment charges could have a material adverse effect on our financial position and results of operations.
•A change in tax laws or regulations of any federal, state or international jurisdiction in which we operate could increase our tax burden and otherwise adversely affect our financial position, results of operations, cash flows and liquidity. We continue to assess the impact of various U.S. federal, state, local and international legislative proposals that could result in a material increase to our U.S. federal, state, local and/or international taxes. We cannot predict whether any specific legislation will be enacted or the terms of any such legislation. However, if such proposals were to be enacted, or if modifications were to be made to certain existing regulations, the consequences could have a material adverse impact on us, including increasing our tax burden, increasing our cost of tax compliance or otherwise adversely affecting our financial position, results of operations, cash flows and liquidity.
For example, the OECD (Organisation for Economic Co-operation and Development) has proposed a global minimum tax of 15% of reported profits (Pillar 2) that has been agreed upon in principle by over 140 countries. During 2023, many countries took steps to incorporate Pillar 2 model rule concepts into their domestic laws. Although the model rules provide a framework for applying the minimum tax, countries may enact Pillar 2 slightly differently than the model rules and on different timelines and may adjust domestic tax incentives in response to Pillar 2. Accordingly, we still are evaluating the potential consequences of Pillar 2 on our longer-term financial position.
•We may be exposed to liabilities under the FCPA and any determination that we or any of our subsidiaries has violated the FCPA could have a material adverse effect on our business. The FCPA generally prohibits companies and their affiliates from making improper payment to non-U.S. officials for the purpose of obtaining or retaining business. Our internal policies, procedures and Code of Conduct mandate compliance with these anti-corruption laws. However, we operate in one or more countries known to experience corruption. Despite our training and compliance programs, we cannot provide assurance that our internal policies and procedures will always protect us from violation of such anti-corruption laws committed by our affiliated entities or their respective officers, directors, employees and agents. We could also face fines, sanctions and other penalties from authorities in the relevant foreign jurisdictions, including prohibition of participating in or curtailment of business operations in those jurisdictions and the seizure of certain of our assets. Our customers in those jurisdictions could also seek to impose penalties or take other actions adverse to our interest. In addition, we could face other third-party claims by, among others, our stockholders, debt holders or other interest holders or constituents. Violations of FCPA laws, allegations of such violations and/or disclosure related to any relevant investigation could have a material adverse impact on our financial position, results of operations, cash flows and liquidity for reasons including, but not limited to, an adverse effect on our reputation, our ability to obtain new business or retain existing business, to attract and retain employees, to access the capital markets and/or could give rise to an event of default under the agreements governing our debt instruments.
RISKS RELATED TO INFORMATION TECHNOLOGY
•Changes to our outsourced software or infrastructure vendors as well as any sudden loss, breach of security, disruption or unexpected data or vendor loss associated with our information technology systems could have a material adverse effect on our business. We rely on third-party software and infrastructure to run critical accounting, project management and financial information systems. If software or infrastructure vendors decide to discontinue further development, integration or long-term maintenance support for our information systems, or there is any system interruption, delay, breach of security, loss of data or loss of a vendor, we may need to migrate some or all of our accounting, project management and financial information to other systems. These disruptions could increase our operational expense as well as impact the management of our business operations, which could have a material adverse effect on our financial position, results of operations, cash flows and liquidity.
•Cybersecurity incidents or breaches of our information technology environment could result in business interruptions, remediation costs and/or legal claims. We have been and may in the future be subject to cybersecurity incidents, which may be through the use of ransomware and other forms of unauthorized access of our digital data with the intent to misappropriate information, corrupt data or cause operational disruptions.

Additionally, the increased prevalence and use of artificial intelligence may heighten the risk that we may be subject to cybersecurity incidents in the future. If a failure of our safeguarding measures were to occur, or if software or third-party vendors that support our information technology environment are compromised, it could have a negative impact to our business and result in business interruptions, remediation costs and/or legal claims, which could have a material adverse effect on our financial position, results of operations, cash flows and liquidity.
RISKS RELATED TO OUR CAPITAL STRUCTURE
•Failure to remain in compliance with covenants under our Credit Agreement, service our indebtedness, or fund our other liquidity needs could adversely impact our business. Our failure to comply with any of the restrictive or financial covenants would constitute an event of default under our Credit Agreement. Our failure to pay principal, interest or other amounts when due or within the relevant grace period on our 2.75% Convertible Notes, our 3.75% Convertible Notes or our Credit Agreement would constitute an event of default under the indenture governing our 2.75% Convertible Notes, the indenture governing our 3.75% Convertible Notes or the Credit Agreement. A default under our Credit Agreement could result in (i) us no longer being entitled to borrow under such facility; (ii) termination of such facility; (iii) the requirement that any letters of credit under such facility be cash collateralized; (iv) acceleration of amounts owed under the Credit Agreement; and/or (v) foreclosure on any collateral securing the obligations under such facility. A default under the indenture governing our 2.75% Convertible Notes or the indenture governing our 3.75% Convertible Notes could result in acceleration of the maturity of the notes. If we are unable to service our debt obligations as a result of rising or higher interest rates or any other reason or fund our other liquidity needs, we could be forced to curtail our operations, reorganize our capital structure (including through bankruptcy proceedings) or liquidate some or all of our assets in a manner that could cause holders of our securities to experience a partial or total loss of their investment in us. See definition of 2.75% Convertible Notes and 3.75% Convertible Notes in Note 14 to “Notes to the Consolidated Financial Statements.”
•Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our debt. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including our 2.75% Convertible Notes and our 3.75% Convertible Notes and the obligations under our Credit Agreement, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Additionally, borrowings under our Credit Agreement bear interest at a variable rate. As interest rates increase or remain high, our interest expense will also increase or remain high if we continue to borrow or increase our borrowings under the credit facility. Our business may not continue to generate sufficient cash flow from operations in the future to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the financial markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
•Conversion of our 2.75% Convertible Notes and our 3.75% Convertible Notes may dilute the ownership interest of existing stockholders and may affect the trading price of our common stock. The 2.75% Convertible Notes and the 3.75% Convertible Notes are convertible into shares of our common stock at the option of the holders upon the occurrence of certain events and/or during certain periods. Upon conversion of the 2.75% Convertible Notes and the 3.75% Convertible Notes, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The issuance of shares of our common stock upon conversion of our 2.75% Convertible Notes and our 3.75% Convertible Notes may dilute the ownership interests of existing stockholders. Any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock.
•The convertible note hedge and warrant transactions related to our 2.75% Convertible Notes and the capped call transactions related to our 3.75% Convertible Notes may affect the value of our common stock. In connection with our 2.75% Convertible Notes offering, we entered into convertible note hedge transactions and warrant transactions with option counterparties. Additionally, in connection with our 3.75% Convertible Notes offering, we entered into capped call transactions with option counterparties. The convertible note hedge transactions and the capped call transactions are expected generally to reduce the potential dilution to our common stock upon conversion of the 2.75% Convertible Notes and the 3.75% Convertible Notes and/or offset any cash payments we elect or are required to make in excess of the principal amount of converted notes, as the case may be. However, the warrant transactions could separately have a dilutive effect on our common stock to the extent that the market price per share of our common stock exceeds the strike price of the warrants ($53.44 per share)

and we deliver shares of our common stock upon exercise of such warrants instead of paying cash. Further, if the market price per share of our common stock exceeds the cap price ($79.83) of the capped call transactions, there would nevertheless be dilution and/or there would not be an offset of such cash payments, in each case, to the extent that such market price exceeds the cap price of the capped call transactions. Additionally, in connection with establishing their initial hedge of the convertible note hedge and warrant transactions and the capped call transactions, the option counterparties may have entered into various derivative transactions with respect to our common stock. The option counterparties may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions. This activity could cause or hinder an increase or a decrease in the market price of our common stock. The effect, if any, of these transactions and activities on the market price of our common stock will depend in part on market conditions and cannot be ascertained at this time, but these activities could adversely affect the market price of our common stock.
•We are subject to counterparty risk with respect to the capped call transactions and the convertible note hedge transactions. The option counterparties are financial institutions or affiliates of financial institutions, and we are subject to the risk that one or more of such option counterparties may default under the capped call transactions or convertible note hedge transactions. Our exposure to the credit risk of the option counterparties is not secured by any collateral. Past global economic conditions, including recent increases in prevailing interest rates, have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If any option counterparty becomes subject to bankruptcy or other insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the capped call transaction or convertible note hedge transaction with such option counterparty, respectively. Our exposure will depend on many factors but, generally, an increase in our exposure will be positively correlated to an increase in our common stock market price and in the volatility of the market price of our common stock. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and dilution with respect to our common stock. We can provide no assurance as to the financial stability or viability of any option counterparty.
•The price of our common stock historically has been volatile. Our stock price may continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including the other factors discussed in “Risks Factors;” variations in our quarterly operating results from our expectations or those of securities analysts or investors; downward revisions in securities analysts’ estimates; and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments. In addition, the sale or the availability for sale of a large number of shares of common stock in the public market could cause the price of our common stock to decline.
•Delaware law and our charter documents may impede or discourage a takeover, which could reduce potential increases in the market price of our common stock. We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change in control would be beneficial to our existing stockholders. In addition, our Board of Directors has the power, without stockholder approval, to designate the terms of one or more series of preferred stock and issue shares of preferred stock. The ability of our Board of Directors to create and issue a new series of preferred stock and certain provisions of Delaware law and our certificate of incorporation and bylaws could impede a merger, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer for our common stock, which, under certain circumstances, could reduce potential increases in the market price of our common stock.
RISKS RELATED TO CLIMATE CHANGE
•Physical, transition and regulatory risks related to climate change could have a material adverse impact on our business, financial condition and results of operations. Physical risks related to climate change, such as changing sea levels, temperature fluctuations, severe storms, and energy, supply chain and technological disruptions, could cause delays and increases in project costs, resulting in variability in our revenue and profitability, as well as potentially adverse impacts to our operating results and financial condition. In addition, growing public concern about climate change has resulted in the increased focus of local, state, regional, national and international regulatory bodies on greenhouse gas emissions and climate change issues. Legislation to regulate greenhouse gas emissions has periodically been introduced and passed by the U.S. Congress and the legislatures of various states in which we operate, and there has been a wide-ranging policy debate, both in the United States and internationally, regarding the regulation of greenhouse gas emissions. Such policy changes, including any enactment of increasingly stringent emissions or other environmental regulations, could increase the costs of supplies or projects for us and for our clients and, in some cases, delay or even prevent a project from going forward, thereby potentially reducing demand for our services. Consequently, this could have a material adverse effect on our business, financial condition and results of operations.
•We may be unable to achieve our sustainability commitments and targets which could result in the loss of investors and customers, a negative impact to our stock price and damage to our reputation. We are committed to advancing our environmental, social and governance strategy. However, achievement of our sustainability commitments and targets is subject to risks and uncertainties, many of which are outside of our control. These risks and uncertainties include, but are not limited to: our ability to execute our operational strategies and achieve our goals within the currently projected costs and the expected timeframes; the availability and cost of alternative fuels and electric vehicles, availability of renewable energy; unforeseen design, operational and technological difficulties; the outcome of research efforts and future technology developments; compliance with, and changes or additions to, global, national, regional and local regulations, taxes, charges, mandates or requirements relating to greenhouse gas emissions, carbon costs or climate-related goals; labor-related regulations and requirements that restrict or prohibit our ability to impose requirements on third party contractors; adapting products to customer preferences and customer acceptance of sustainable supply chain solutions; and the actions of competitors and competitive pressures.
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

Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 1C. CYBERSECURITY
Our Board of Directors views the identification and effective management of cybersecurity threats as a critical component of overall risk management and oversight responsibilities and has delegated responsibility for oversight of this risk to the Audit/Compliance Committee of the Board of Directors (the "Audit Committee"). The Audit Committee oversees the management of risks arising from cybersecurity threats and regularly reports to the Board of Directors regarding cybersecurity. Our Risk Committee of the Board of Directors oversees our enterprise risk management (“ERM”) process, and cybersecurity represents an important component of our overall approach to ERM. Our cybersecurity policies, standards, processes and practices are based on recognized frameworks established by the National Institute of Standards and Technology and other applicable industry standards. In general, we seek to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on identifying, assessing, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.
Risk Management and Strategy
Our cybersecurity program is focused on the following key areas:
Governance: As discussed in more detail under the heading “Governance” below, the Board of Directors’ oversight of cybersecurity risk management is supported by the Audit Committee, the Risk Committee, our Chief Information Officer (“CIO”), other members of management and management’s Cybersecurity Committee.
Technical Safeguards: We deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.

Incident Response Planning: We have established and maintain an incident response plan that outlines our response in the event of a cybersecurity incident.
Third-Party Assessments: We periodically assess and test our policies, standards, processes and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including audits, assessments, tabletop exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. We regularly engage third parties to perform assessments on our cybersecurity measures, including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness. The results of such assessments, audits and reviews are reported to the Audit Committee and, if warranted, the Board of Directors, and we adjust our cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments, audits and reviews.
Third-Party Risk Management: We review and evaluate material cybersecurity risks related to the use of third parties, including vendors, service providers and other external users of our systems.
Education and Awareness: We provide regular training regarding cybersecurity threats as a means to equip our employees with effective tools to address cybersecurity threats, and to communicate our evolving information security policies, standards, processes and practices.
Governance
The Audit Committee receives regular presentations and reports from management on cybersecurity risks, which address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations. The Audit Committee then provides regular reports to the Board of Directors. The Risk Committee also receives timely updates on material and potentially material cybersecurity matters from management as part of the ERM process. The Audit Committee and the Board of Directors also receive timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been resolved.
The CIO, who acts as our chief information security officer, leads our Cybersecurity Committee. The Cybersecurity Committee is a multidisciplinary team of corporate and operational leaders who work collaboratively to implement a program designed to protect our information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with our incident response plan. The Cybersecurity Committee reports to our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), Chief Operating Officer (“COO”), Senior Vice President, Human Resources ("SVP HR") and Senior Vice President and General Counsel. The CIO, working together with a team of cybersecurity professionals and third-party consultants, monitors the prevention, detection, mitigation and remediation of cybersecurity threats and incidents, and reports such threats and incidents to the senior leadership team when appropriate.
Our CIO has served in various roles in information technology and information security for over 25 years, including serving as the Head of Cybersecurity for public and private companies. Our CIO holds an undergraduate degree in computer science and has attained a professional certification in Cybersecurity Governance. The Cybersecurity team (including the CIO) have a combined 80+ years of cybersecurity experience and hold multiple certifications across the cybersecurity landscape. Our CEO, CFO, COO, SVP HR and Senior Vice President and General Counsel each hold undergraduate degrees, graduate degrees or professional certifications in their respective fields, and each have significant experience managing risk.
Cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and are not reasonably likely to materially affect our business strategy, results of operations or financial condition. See "Risks Related to Information Technology" in Item 1A. Risk Factors.

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
Our mineral resources and reserves are based on estimates made by qualified persons who are employees of the Company and are based primarily on geological evidence, sampling and testing and appropriate modifying factors. Amounts presented in the tables below are based on various assumptions to determine estimated economically mineable tons including site specific prices for sand and gravel and hard rock between $5 - $40 per ton. The price per ton estimates use a saleable product (i.e., materials that are ready for sale) as a point of reference and are escalated over time by the Producer’s Price Index for Construction Sand, Gravel and Crushed Stone (product 1321). Pricing for aggregates tend to remain similar for long periods of time; therefore, we use current pricing to estimate prices and we reassess at least annually to verify there have not been material changes. Changes to the estimates and assumptions from those currently anticipated could have a material impact on the mineral resource and mineral reserve estimates.
As of December 31, 2023, we had open pit quarry properties available for the extraction of sand, gravel and hard rock. Our Materials segment uses these quarry properties to extract and process sand, gravel and hard rock into construction material for internal use in our construction projects and for sale to third parties. As of December 31, 2023, we had all the permits necessary to mine and process sand, gravel and hard rock at our active quarry properties. As of December 31, 2023, no individual mining operation was considered material to our business or financial condition. Annual production of aggregates for all mining properties was 17.5 million tons, 16.3 million tons, and 16.0 million tons during the years ended December 31, 2023, 2022 and 2021, respectively. The following map shows the approximate locations of our permitted quarry properties as of December 31, 2023:

Calgary
Saskatoon
Yorkton
Dauphin
Lake Manitoba
Lake Winnipeg
Medicine Hat
Lethbridge
Moose Jaw
Regina
Brandon
Winnipeg
Kenora
Lake Nipigon
Nipigon
Thunder Bay
Lake Superior
ONTARIO
Seattle
Spokane
WASHINGTON
Portland
Salem
OREGON
BLUE MOUNTAINS
HARNEY BASIN
Medford
COASTAL RANGE
CASCADE RANGE
Boise
IDAHO
Idaho Falls
Helena
MONTANA
LEWIS RANGE
Billings
BADLANDS
NORTH DAKOTA
Bismarck
Fargo
MINNESOTA
Minneapolis
St Paul
WISCONSIN
Madison
Milwaukee
Lake Michigan
Chicago
WYOMING
Cheyenne
SOUTH DAKOTA
GREAT PLAINS
Pierre
Sioux Falls
IOWA
Des Moines
SAND HILLS
NEBRASKA
Lincoln
ILLINOIS
Springfield
Indianapolis
Carson City
NEVADA
GREAT BASIN
UTAH
Salt Lake City
Denver
COLORADO
SAN JUAN MOUNTAINS
KANSAS
Topeka
Kansas City
Wichita
FLINT HILLS
Jefferson City
MISSOURI
St Louis
OZARK PLATEAU
Louisville
Las Vegas
MOJAVE DESERT
CALIFORNIA
SAN JOAQUIN VALLEY
SIERRA NEVADA MOUNTAINS
Fresno
Los Angeles
San Diego
Tijuana
Mexicali
COLORADO PLATEAU
SAN FRANCISCO PLATEAU
ARIZONA
Phoenix
SONORAN DESERT
Tucson
Santa Fe
Albuquerque
NEW MEXICO
El Paso
Juárez
RED HILLS
Tulsa
Oklahoma City
OKLAHOMA
Amarillo
Lubbock
Midland
Odessa
Fort Worth
Dallas
TEXAS
EDWARDS PLATEAU
Austin
Houston
ARKANSAS
OUACHITA MOUNTAINS
Little Rock
Memphis
MISSISSIPPI
Jackson
LOUISIANA
Baton Rouge
New Orleans
Service Layer Credits: Sources: Esri, HERE, Garmin, Intermap, increment P Corp., GEBCO, USGS, FAO, NPS, NRCAN,

California and Utah are the only states/provinces that individually comprise more than 10% of our total mining operations. The following tables present information about our quarry properties as of December 31, 2023 (tons in millions):

		Resources and Reserves for Each Product Type (tons)		Percentage of Resources and Reserves Owned and Leased
State/Province	Number of Properties	Sand & Gravel	Hard Rock	Owned (1)	Leased (2)	Acreage
California	31	475.3	285.0	58%	42%	10,498
Utah	10	117.3	37.4	64%	36%	1,497
All other states/provinces	57	187.4	187.3	53%	47%	14,712
Total	98	780.0	509.7	61%	39%	26,707
(1)Owned properties are properties we own or in which we have, or it is probable that we will have, a direct or indirect economic interest.
(2)Leases are defined as properties where we operate, or it is probable we will operate, under a lease or other legal agreement that grants us ownership or similar rights that authorize us, as principal, to sell or otherwise dispose of the mineral and includes properties that we sublease and from which we receive royalties, which are both considered immaterial. Our leases have terms which range from month-to-month to 50 years with most including an option to renew.
The life cycle of mining sand, gravel and hard rock begins with exploration and continues through development and production. After a sand, gravel and hard rock deposit has been identified through exploration, the mine is developed before production begins. The following table presents the number of properties in each respective stage as of December 31, 2023 for all mining properties:

State/Province	Exploration	Development	Production
California	8	3	20
Utah	1	2	7
All other states/provinces	11	7	39
Total	20	12	66
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
As of December 31, 2023, our qualified persons estimated our measured, indicated and inferred resources to be approximately 277.0 million tons. As of December 31, 2023, California and Utah were the only individual states/provinces that comprised more than 10% of our total mining operations. The Wine Group and Aerojet North White Rock were the only mines that comprised 10% or more of our combined measured and indicated mineral resources for sand and gravel and the Euer Ranch was the only mine that comprised 10% or more of our combined measured and indicated mineral resources for hard rock. The following table presents information about our mineral resources at December 31, 2023 (tons in millions):

	Measured Mineral Resources		Indicated Mineral Resources		Measured + Indicated Mineral Resources		Inferred Mineral Resources
	Amount (tons)	Grades / qualities (1)	Amount (tons)	Grades / qualities (1)	Amount (tons)	Grades / qualities (1)	Amount (tons)	Grades / qualities (1)
Sand and Gravel:
California
The Wine Group	—	—	51.4	Sand and Gravel	51.4	Sand and Gravel	—	—
Aerojet North White Rock	32.0	Sand and Gravel	—	—	32.0	Sand and Gravel	—	—
All other California	15.4	Sand and Gravel	19.5	Sand and Gravel	34.9	Sand and Gravel	—	—
Total California	47.4	—	70.9	—	118.3	—	—	—
Utah	3.9	Sand and Gravel	—	—	3.9	Sand and Gravel	—	—
All other states/provinces	9.0	Sand and Gravel	3.0	Sand and Gravel	12.0	Sand and Gravel	8.4	Sand and Gravel
Total	60.3	—	73.9	—	134.2	—	8.4	—

Hard Rock:
California
Euer Ranch	71.7	Hard Rock	—	—	71.7	Hard Rock	—	—
All other California	9.9	Hard Rock	—	—	9.9	Hard Rock	—	—
Total California	81.6	—	—	—	81.6	—	—	—
Utah	9.6	Hard Rock	—	—	9.6	Hard Rock	—	—
All other states/provinces	10.2	Hard Rock	—	—	10.2	Hard Rock	33.0	Hard Rock
Total	101.4	—	—	—	101.4	—	33.0	—
Grand Total	161.7	—	73.9	—	235.6	—	41.4	—
(1)The grade of product produced is contingent on market needs. Sites typically sell base products that range from low to high grades including fill materials, base aggregates, hot mix aggregates and concrete aggregates.
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
The modifying factors applied in the conversion of measured and indicated mineral resources to proven and probable mineral reserves during the year ended December 31, 2023 included various relevant technical and economic factors, including site infrastructure, mine design and planning, processing plant and environmental compliance and permitting. The basis of determining the modifying factors was a combination of historical experience mining aggregates and observation.
As of December 31, 2023, our qualified persons estimated our proven and probable reserves to be approximately 1.0 billion tons. Waste factors for proven and probable reserves range up to 44% depending on the deposit type, market characteristics and extraction feasibility. As of December 31, 2023, California and Utah were the only individual states/provinces that comprised more than 10% of our total mining operations, Coalinga was the only mine that comprised 10% or more of our mineral reserves for sand and gravel and Handley Quarry was the only mine that comprised 10% or more of our mineral reserves for hard rock. The following table presents information about mineral reserves at December 31, 2023 (tons in millions):

	Proven Mineral Reserves		Probable Mineral Reserves		Total Mineral Reserves
	Amount (tons)	Grades / qualities (1)	Amount (tons)	Grades / qualities (1)	Amount (tons)	Grades / qualities (1)
Sand and Gravel:
California
Coalinga	116.8	Sand and Gravel	—	—	116.8	Sand and Gravel
All other California	232.6	Sand and Gravel	7.6	Sand and Gravel	240.2	Sand and Gravel
Total California	349.4	—	7.6	—	357.0	—
Utah	113.3	Sand and Gravel	0.1	Sand and Gravel	113.4	Sand and Gravel
All other states/provinces	151.8	Sand and Gravel	15.2	Sand and Gravel	167.0	Sand and Gravel
Total	614.5	—	22.9	—	637.4	—

Hard Rock:
California
Handley Quarry	144.3	Hard Rock	—	—	144.3	Hard Rock
All other California	59.1	Hard Rock	—	—	59.1	Hard Rock
Total California	203.4	—	—	—	203.4	—
Utah	27.8	Hard Rock	—	—	27.8	Hard Rock
All other states/provinces	78.5	Hard Rock	65.6	Hard Rock	144.1	Hard Rock
Total	309.7	—	65.6	—	375.3	—
Grand Total	924.2	—	88.5	—	1,012.7	—
(1)The grade of product produced is contingent on market needs. Sites typically sell base products that range from low to high grades including fill materials, base aggregates, hot mix aggregates and concrete aggregates.
Internal controls
Mining operations include risk in estimation of mineral reserves and mineral resources that could be impacted by unforeseen geologic circumstances, changes in regulation or changes in sales and customers. The risk that these estimates would be unreasonable based on the known information is mitigated by the following internal controls that we use in our exploration and mineral resource and mineral reserve estimation efforts:
•quality control and quality assurance programs including management identifying the qualified person(s) with the appropriate background and qualifications to prepare the information used for disclosure purposes;
•verification of analytical procedures including management reviewing the mineral resource and reserve report information for completeness, accuracy and appropriateness, such as categorization, inclusion of technical, economic and operational factors, discounted cash flow analysis inputs, assumptions and calculations, and mining, metallurgical, legal, environmental, social and governmental modifying factors as well as comparison of estimates to historic production and prior period estimates; and
•review of disclosures to ensure compliance with requirements.
Plant Properties
We operate plants at our quarry sites to process aggregates into construction materials. Some of our sites may have more than one crushing, concrete or asphalt processing plant. The following table presents the number of plants we owned as of the respective dates:

December 31,	2023	2022
Aggregate crushing plants	35	28
Asphalt concrete plants	59	48
Cement concrete batch plants	6	5
Asphalt rubber plants	4	5
Lime slurry plants	6	6
These plants are used by both of our reportable segments.

Other Properties
The following table provides our estimate of certain information about other properties as of December 31, 2023:

	Land Area (acres)	Buildings (square feet)
Office and shop space (owned and leased)	1,217	1,617,556
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

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the New York Stock Exchange under the ticker symbol GVA. As of February 16, 2024, 43,972,294 shares of our common stock were outstanding and held by 636 shareholders of record. We have paid quarterly cash dividends since the second quarter of 1990, and we expect to continue to do so.
The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended December 31, 2023:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
October 1, 2023 through October 31, 2023	3,454	$36.26	—	$231,535,405
November 1, 2023 through November 30, 2023	572	$45.63	—	$231,535,405
December 1, 2023 through December 31, 2023	1,451	$50.08	—	$231,535,405
	5,477	$40.90	—
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
Performance Graph
The following graph compares the cumulative five-year total return provided to Granite Construction Incorporated’s common stockholders relative to the cumulative total returns of the S&P 500 index and the Dow Jones U.S. Heavy Construction index. The Dow Jones U.S. Heavy Construction index includes the following companies: AECOM, APi Group Corporation, EMCOR Group Inc, MDU Resources Group Inc, MasTec Inc, Quanta Services Inc, Valmont Industries Inc and Willscot Mobile Mini Holdings Corp. Certain of these companies differ from Granite in that they derive more revenue and profit from non-U.S. operations and have customers in different markets. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2018 through December 31, 2023.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Granite Construction Incorporated, the S&P 500 Index
and the Dow Jones US Heavy Construction Index

$400
$350
$300
$250
$200
$150
$100
$50
$0
12/18
12/19
12/20
12/21
12/22
12/23
Granite Construction Incorporated
S&P 500
Dow Jones US Heavy Construction

*$100 invested on 12/31/18 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Item 6. RESERVED

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
We deliver infrastructure solutions for public and private clients primarily in the United States. We are one of the largest diversified construction and construction materials companies in the United States. Within the public sector, we primarily concentrate on infrastructure projects, including the construction of streets, roads, highways, mass transit facilities, airport infrastructure, bridges, dams, power-related facilities, utilities, tunnels, water well drilling and other infrastructure-related projects. Within the private sector, we perform various services such as site preparation, mining services and infrastructure services for commercial and industrial sites, railways, residential development, energy development, as well as provide construction management professional services.
Our reportable segments are the same as our operating segments and correspond with how our chief operating decision maker, or decision-making group (our “CODM”), regularly reviews financial information to allocate resources and assess performance. We identified our CODM as our Chief Executive Officer and our Chief Operating Officer. Our reportable segments are: Construction and Materials. The Construction segment focuses on construction and rehabilitation of roads, pavement preservation, bridges, rail lines, airports, marine ports, dams, reservoirs, aqueducts, infrastructure and site development for use by the general public and water-related construction for municipal agencies, commercial water suppliers, industrial facilities and energy companies. It also provides construction of various complex projects including infrastructure / site development, mining, public safety, tunnel, solar, battery storage and other power-related projects. The Materials segment focuses on production of aggregates, asphalt concrete, liquid asphalt and recycled materials production for internal use in our construction projects and for sale to third parties. See Note 21 of “Notes to the Consolidated Financial Statements” for additional information about our reportable segments.
In addition to reportable segments, we also review our business by operating groups. In alphabetical order, our operating groups are as follows:
•California, which is comprised of vertically integrated businesses in home markets across the state;
•Central, which includes the vertically integrated Arizona region and regional civil construction businesses in Illinois, Florida and Texas. The Central group also includes the Federal division which performs civil construction across the continental United States and Guam, and the Tunnel division; and
•Mountain, which is comprised of vertically integrated regional businesses in Alaska, Washington, Oregon, Utah and Nevada. The Mountain Group also includes national businesses in the Industrial & Energy division, which primarily focuses on commercial solar construction projects, Water Resources, which performs water well drilling and rehabilitation services and Mineral Services, which performs mineral exploration services for mining clients.
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
Critical Accounting Estimates
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
The following are our most critical accounting estimates that involve management judgment and can have significant effects on our reported results of operations.
Revenue Recognition
Our revenue is primarily derived from construction contracts that can span several quarters or years in our Construction segment and from sales of construction related materials in our Materials segment. We recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, and subsequently issued additional related ASUs. The accuracy of our revenue and profit recognition in a given period depends on the accuracy of our estimates of the forecasted revenue and cost to complete each project. Cost estimates for all of our significant projects use a detailed “bottom up” approach. There are a number of factors that can contribute to changes in estimates of contract cost and profitability. The most significant of these include:
•changes in costs of labor and/or materials;
•subcontractor costs, availability and/or performance issues;
•extended overhead and other costs due to owner, weather and other delays;
•changes in productivity expectations;
•changes from original design on design-build projects;
•our ability to fully and promptly recover on affirmative claims and back charges for additional contract costs;
•a change in the availability and proximity of equipment and materials;
•complexity in original design;
•length of time to complete the project;
•the availability and skill level of workers in the geographic location of the project;

•site conditions that differ from those assumed in the original bid;
•costs associated with scope changes; and
•the customer’s ability to properly administer the contract.
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
Goodwill and Acquired Intangible Assets
Goodwill represents the excess of amounts paid over the fair value of net assets acquired from an acquisition. In order to determine the amount of goodwill resulting from an acquisition, we perform an assessment to determine the value of the acquired company’s tangible and identifiable intangible assets and liabilities. In our assessment, we determine whether identifiable intangible assets exist, which typically include customer relationships, backlog and trademarks/trade names. The determination of fair values of assets acquired and liabilities assumed requires us to make estimates and use valuation techniques when a market value is not readily available.
We test goodwill for impairment annually, as of November 1, for each reporting unit and more frequently when events occur or circumstances change which suggest that goodwill should be evaluated. Examples of such events or circumstances include, but are not limited to, the following:
•a significant adverse change in the business climate;
•a significant adverse change in legal factors or an adverse action or assessment by a regulator;
•a more likely than not expectation that a segment or a significant portion thereof will be sold; or
•the testing for recoverability of a significant asset group within the segment.
Goodwill is evaluated for impairment either by assessing qualitative factors or by performing a quantitative assessment. Qualitative factors, such as overall financial performance, industry or market considerations, or other relevant events, are assessed to determine if it is more likely than not that the fair value of the reporting units is less than their carrying amounts. During a quantitative impairment test, we calculate the estimated fair value of the reporting unit in which the goodwill is recorded using the discounted cash flows and market multiple methods, and compare that amount to the carrying value of that reporting unit. In the event the fair value of the reporting unit is determined to be less than the carrying value, goodwill is impaired, and an impairment loss is recognized equal to the excess, limited to the total amount of goodwill allocated to the reporting unit.
The impairment evaluation process includes, among other things, making assumptions about variables such as the determination of appropriate discount rates, the amount and timing of expected future cash flows, revenue and margin growth rates, and appropriate benchmark companies, which are subject to a high degree of judgment.
There are inherent uncertainties related to each of the above listed assumptions, and our judgment in applying them. Changes in the assumptions used in our goodwill and intangible assets valuations could result in impairment charges that could be material to our consolidated financial statements in any given period. Note 1 of “Notes to the Consolidated Financial Statements” includes further information about our long-lived assets and goodwill including the impact of impairments on the periods covered by this report, which are not material. We have not materially changed our estimation methodology during the periods presented.
Current Economic Environment and Outlook
Funding for our public work projects, which accounts for approximately 80% of our portfolio, is dependent on federal, state, regional and local revenues. At the federal level, the continued rollout of the $1.2 trillion Infrastructure Investment and Jobs Act (“IIJA”) has increased federal highway, bridge and transit funding to its highest level in more than six decades with $550 billion in incremental funding over five years. We believe that the increased multi-year spending commitment has improved the programming visibility for state and local governments and drove an increase in project lettings starting in 2023 that will continue in 2024 and beyond.
At state, regional and local levels, voter-approved state and local transportation measures continue to support infrastructure spending. While each market is unique, we see a strong funding environment at the state and local levels aided by the IIJA. In California, our top revenue-generating state, a significant part of the state infrastructure spend is funded through Senate Bill 1 (SB-1), the Road Repair and Accountability Act of 2017, which is a 10-year, $54.2 billion program without any sunset provisions.

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
Our Committed and Awarded Projects (“CAP”) continues to be strong with $5.5 billion at the end of the fourth quarter of 2023. Our CAP is supported by a positive public funding environment and resilient private market which we believe will provide further opportunities for continued CAP growth in 2024.
Strategic Actions
On March 16, 2022, we sold our trenchless and pipe rehabilitation services business (“Inliner”) for a purchase price of $159.7 million, subject to certain adjustments. As a result of the sale and post-closing adjustments, we received cash proceeds of $140.6 million and recognized a gain of $1.8 million.
On April 24, 2023, we completed the purchase of Coast Mountain Resources (2020) Ltd. (“CMR”) for $26.6 million. CMR is a construction aggregate producer based in British Columbia, Canada operating on Malahat First Nation land. This acquisition did not have a material impact on our results of operations.
On November 30, 2023 (“acquisition date”), we completed the acquisition of Lehman-Roberts Company and Memphis Stone & Gravel Company (collectively, "LRC/MSG") for $278.0 million, subject to customary closing adjustments, plus an estimated amount related to tax make-whole agreements with the seller. We purchased all of the outstanding equity interests in LRC/MSG and the purchase price was funded by our new $150.0 million senior secured term loan, as described further in Note 14 of "Notes to the Consolidated Financial Statements,” a draw of $100 million under our existing revolver and cash on hand. The acquired businesses are longstanding asphalt paving and asphalt and aggregates producers and suppliers. LRC/MSG operates strategically located asphalt plants and sand and gravel mines serving the greater Memphis area and northern Mississippi. LRC/MSG has exclusive rights to an estimated 57 million tons of proven and probable reserves and 24 million tons of measured and indicated reserves.
See Note 1 and Note 2 of “Notes to the Consolidated Financial Statements” for further information.
Results of Operations
Our operations are typically affected more by weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability.

Years Ended December 31,	2023	2022	2021
(in thousands)
Total revenue	$3,509,138	$3,301,256	$3,501,865
Gross profit	$396,399	$369,494	$362,645
Selling, general and administrative expenses	$294,466	$272,610	$303,015
Other costs, net (see Note 1 of “Notes to the Consolidated Financial Statements”)	$50,217	$24,120	$101,351
Gain on sales of property and equipment, net	$(28,346)	$(12,617)	$(66,439)
Operating income	$80,062	$85,381	$24,718
Total other (income) expense, net	$20,208	$(6,436)	$2,591
Amount attributable to non-controlling interests	$14,012	$4,445	$7,682
Net income attributable to Granite Construction Incorporated	$43,599	$83,302	$10,096
Revenue
Total Revenue by Segment

Years Ended December 31,	2023		2022		2021
(dollars in thousands)
Construction	$2,992,254	85.3%	$2,803,935	84.9%	$3,076,190	87.8%
Materials	516,884	14.7	497,321	15.1	425,675	12.2
Total	$3,509,138	100.0%	$3,301,256	100.0%	$3,501,865	100.0%

Construction Revenue

Years Ended December 31,	2023		2022		2021
(dollars in thousands)
California	$1,029,410	34.4%	$811,623	28.9%	$822,448	26.7%
Central	765,560	25.6	851,779	30.4	1,058,448	34.4
Mountain	1,197,284	40.0	1,140,533	40.7	1,195,294	38.9
Total	$2,992,254	100.0%	$2,803,935	100.0%	$3,076,190	100.0%
Construction revenue in 2023 increased by $188.3 million, or 6.7%, compared to 2022. California operating group revenue increased $217.8 million despite unfavorable weather conditions during the first half of the year, partly due to elevated work volume achieved once weather conditions improved as well as higher CAP levels to start the year. Mountain operating group revenue increased $56.8 million, which includes Inliner in the prior year that contributed $33.2 million prior to its sale in April 2022. The increase in revenue is primarily due to new work in Alaska, Nevada and the Pacific Northwest. Central operating group revenue decreased $86.2 million primarily due to the wind down of several large projects and a decrease in the estimated amount of probable recovery on an outstanding claim. This decrease was partially offset by increased revenue from new work in Arizona, Texas and Illinois.
During both 2023 and 2022, approximately 70% of revenue earned in the Construction segment was from the public sector.
Materials Revenue

Years Ended December 31,	2023		2022		2021
(dollars in thousands)
California	$258,725	50.0%	$273,314	54.9%	$242,552	57.0%
Central	55,125	10.7	46,531	9.4	33,270	7.8
Mountain	203,034	39.3	177,476	35.7	149,853	35.2
Total	$516,884	100.0%	$497,321	100.0%	$425,675	100.0%
Materials revenue in 2023 increased by $19.6 million, or 3.9%, when compared to 2022, driven primarily by sales from facilities and businesses acquired in 2023. This contributed $16.5 million of revenue during the current year. The remaining increase of $3.1 million, is due to higher asphalt and aggregate sales prices in our legacy facilities that overcame decreases in asphalt and aggregate sales volumes. Inclement weather during the first half of 2023 negatively impacted 2023 sales volumes.
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

December 31,	2023		2022
(dollars in thousands)
Unearned revenue	$3,596,676	64.9%	$2,877,478	64.2%
Other awards	1,949,078	35.1	1,607,661	35.8
Total	$5,545,754	100.0%	$4,485,139	100.0%

December 31,	2023		2022
(dollars in thousands)
California	$2,436,521	43.9%	$1,747,163	39.0%
Central	1,707,862	30.8	1,661,613	37.0
Mountain	1,401,371	25.3	1,076,363	24.0
Total	$5,545,754	100.0%	$4,485,139	100.0%
CAP of $5.5 billion at December 31, 2023 was $1.1 billion, or 24% higher than 2022 primarily due to higher award volume throughout 2023, specifically in our California and Mountain operating groups which increased $689.4 million and $325.0 million, respectively, between December 31, 2022 and 2023. The most significant new addition to CAP during the fourth quarter of 2023 was $344.5 million related to a private rail facility project in California.
Non-controlling partners’ share of CAP as of December 31, 2023 and 2022 was $243.8 million and $85.0 million, respectively.
At December 31, 2023 and 2022, six and five contracts with remaining CAP of $10.0 million or more per project had total forecasted losses with remaining revenue of $188.9 million, or 3.4% of total CAP, and $134.2 million, of 3.0% of total CAP, respectively. Provisions are recognized in the consolidated statements of operations for the full amount of estimated losses on uncompleted contracts whenever evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue.
Gross Profit
The following table presents gross profit by reportable segment for the respective periods:

Years Ended December 31,	2023	2022	2021
(dollars in thousands)
Construction	$325,055	$303,881	$303,228
Percent of segment revenue	10.9%	10.8%	9.9%
Materials	71,344	65,613	59,417
Percent of segment revenue	13.8	13.2	14.0
Total gross profit	$396,399	$369,494	$362,645
Percent of total revenue	11.3%	11.2%	10.4%
Construction gross profit for the year ended December 31, 2023 increased by $21.2 million, or 7.0%, when compared to 2022, primarily driven by strong performance in the vertically integrated Mountain operating group, partially offset by a decrease in the estimated amount of probable recovery on an outstanding claim in our Central operating group, as well as the impact of other downward revisions in estimates (see Note 3 of “Notes to the Consolidated Financial Statements”).
Materials gross profit for the year ended December 31, 2023 increased by $5.7 million, or 8.7%, when compared to 2022 and gross profit margin increased to 13.8% in the current year from 13.2% in the prior year. These improvements were primarily due to price increases as well as normalized fuel and energy costs in 2023. Our newly acquired operations produced a gross loss of $3.6 million, including the impact of purchase accounting primarily related to LRC/MSG.

Selling, General and Administrative Expenses
The following table presents the components of selling, general and administrative expenses for the respective periods:

Years Ended December 31,	2023	2022	2021
(dollars in thousands)
Selling
Salaries and related expenses	$58,617	$57,921	$65,758
Incentive compensation	5,784	4,316	5,160
Stock-based compensation	1,595	1,277	1,415
Other selling expenses	5,964	8,627	4,632
Total selling	71,960	72,141	76,965
General and administrative
Salaries and related expenses	98,622	103,161	111,149
Incentive compensation	23,580	12,108	8,908
Stock-based compensation	8,158	5,084	3,792
Other general and administrative expenses	92,146	80,116	102,201
Total general and administrative	222,506	200,469	226,050
Total selling, general and administrative	$294,466	$272,610	$303,015
Percent of revenue	8.4%	8.3%	8.7%
Selling Expenses
Selling expenses include the costs for estimating and bidding, including offsetting customer reimbursements for portions of our selling/bid submission expenses (i.e., stipends), business development and materials facility permits. Selling expenses can vary depending on the volume of projects in process and the number of employees assigned to estimating and bidding activities. As projects are completed or the volume of work slows down, we temporarily redeploy project employees to bid on new projects, moving their salaries and related costs from cost of revenue to selling expenses. Selling expenses for 2023 decreased $0.2 million compared to 2022. Increased selling incentive and stock-based compensation resulting from improved financial performance was offset by a decrease in other selling expenses.
General and Administrative Expenses
General and administrative expenses include costs related to our operational offices that are not allocated to direct contract costs and expenses related to our corporate functions. Other general and administrative expenses include travel and entertainment, outside services, information technology, depreciation, occupancy, training, office supplies, changes in the fair market value of our Non-Qualified Deferred Compensation plan liability and other miscellaneous expenses. Total general and administrative expenses for 2023 increased by $22.0 million, or 11.0%, compared to 2022, primarily due to an increase in incentive compensation due to improved financial performance. The increase was also attributable to stock-based compensation and increases in the fair market value of our Non-Qualified Deferred Compensation plan liability, which is mostly offset in Other (income) expense, net, through investments held within our own company-owned life insurance policy. These increases were partially offset by the elimination of general and administrative expenses related to Inliner which was sold in the first quarter of 2022.
Other Costs, net
The following table presents other costs for the respective periods:

Years Ended December 31,	2023	2022	2021
(in thousands)
Other costs, net	$50,217	$24,120	$101,351
Other costs for the year ended December 31, 2023 increased by $26.1 million when compared to 2022 primarily due to the settlement of the Salesforce Tower matter in October 2023. See Note 20 of "Notes to the Consolidated Financial Statements" for information related to legal matters. Also included in 2023 are costs and non-cash impairment charges associated with the wind down of our international Mineral Services operations. See Note 1 of "Notes to the Consolidated Financial Statements" for more information.

Gain on Sales of Property and Equipment, net
The following table presents the gain on sales of property and equipment, net for the respective periods:

Years Ended December 31,	2023	2022	2021
(in thousands)
Gain on sales of property and equipment, net	$(28,346)	$(12,617)	$(66,439)
Gain on sales of property and equipment, net for the year ended December 31, 2023 increased by $15.7 million when compared to 2022 primarily due to the sale of a property in Texas in 2023. The sale was part of our ongoing asset optimization plan.
Other (Income) Expense
The following table presents the components of other (income) expense, net for the respective periods:

Years Ended December 31,	2023	2022	2021
(in thousands)
Loss on debt extinguishment	$51,052	$—	$—
Interest income	(17,538)	(6,528)	(1,176)
Interest expense	18,462	12,624	20,739
Equity in income of affiliates, net	(25,748)	(13,571)	(12,586)
Other (income) expense, net	(6,020)	1,039	(4,386)
Total other (income) expense, net	$20,208	$(6,436)	$2,591
We incurred a $51.1 million loss on debt extinguishment in the second quarter of 2023 related to the refinancing of a portion of our 2.75% Convertible Notes. We issued 1,390,500 shares of Granite common stock and paid $198.8 million in cash in separate and individually negotiated transactions in exchange for $198.7 million aggregate principal amount of our 2.75% Convertible Notes concurrent with the offering of the 3.75% Convertible Notes. Included in the loss on debt extinguishment is a $1.7 million charge for the acceleration of the amortization of debt issuance costs associated with the 2.75% Convertible Notes that were redeemed early.
Interest income for 2023 increased by $11.0 million when compared to 2022 primarily due to higher interest rates on our investments. Interest expense for 2023 increased by $5.8 million when compared to 2022 as a result of increased borrowings in 2023. Equity in income of affiliates increased by $12.2 million when compared to 2022 due to overall increases in net income of our affiliates driven by increases in sales and margins. Other income, net increased by $7.1 million primarily due to increases in the fair market value of our company-owned life insurance policy.
Income Taxes
The following table presents the provision for income taxes for the respective periods:

Years Ended December 31,	2023	2022	2021
(in thousands)
Provision for income taxes	$30,267	$12,960	$19,713
Effective tax rate	50.6%	14.1%	89.1%
Our effective tax rate increased from 14.1% to 50.6% when compared to 2022 due to increases in our provision for income taxes relative to lower income before income taxes. Provision for income taxes in the current year was higher than last year due to $49.3 million of non-deductible expense related to the refinancing of a portion of our 2.75% Convertible Notes in the second quarter of 2023. See Note 14 of “Notes to the Consolidated Financial Statements.” In the prior year, provision for income taxes was lower due to the benefit associated with the reversal of deferred tax liabilities related to our Water Resources and Minerals businesses no longer being held for sale, and the benefit from the release of valuation allowances related to utilization of capital loss carryforwards net of the tax expense from non-deductible goodwill associated with the sale of Inliner. The decrease in year-over-year income before income taxes was primarily due to the loss in the current year related to debt extinguishment.

Amount Attributable to Non-controlling Interests
The following table presents the amount attributable to non-controlling interests in consolidated subsidiaries for the respective periods:

Years Ended December 31,	2023	2022	2021
(in thousands)
Amount attributable to non-controlling interests	$14,012	$4,445	$7,682
The amount attributable to non-controlling interests represents the non-controlling owners’ share of the net loss of our consolidated construction joint ventures. The change during 2023 was primarily due to increased losses due to downward revisions in estimates from an existing joint venture, partially offset by increased profits from new joint ventures. (see Note 3 of “Notes to the Consolidated Financial Statements”).
Prior Years Comparison (2022 to 2021)
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Annual Report on Form 10-K filed with the SEC on February 21, 2023.
Liquidity and Capital Resources
Our primary sources of liquidity are cash and cash equivalents, investments, available borrowing capacity under our credit facility and cash generated from operations. We may also from time to time issue and sell equity, debt or hybrid securities or engage in other capital markets transactions or sell one or more business units or assets. See Note 14 of the "Notes to the Consolidated Financial Statements" for information on our 2.75% Convertible Notes, our 3.75% Convertible Notes and our Credit Agreement.
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
•Asset retirement obligations - see Note 11, Property and Equipment, net
•Long-term debt and the associated interest payments – see Note 14, Long-Term Debt
•Operating lease and royalty future minimum payments – see Note 15, Leases
•Non-Qualified Deferred Compensation Plan obligations – see Note 16, Employee Benefit Plans

In addition to the obligations referenced above, as of December 31, 2023 we had $18.6 million of purchase commitments for equipment and other goods and services not directly connected with our construction contracts, which are individually greater than $50,000 and have an expected fulfillment date after December 31, 2023. Of this, approximately $16.1 million and $2.5 million will be paid in 2024 and 2025, respectively. There are no material purchase commitments in the periods thereafter.
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
Cash, cash equivalents and marketable securities as of December 31, 2023 increased $93.6 million to $453.5 million from the prior year end. In addition to meeting our liquidity requirements listed above, our increased cash balances are expected to be used to invest in our business through strategic capital expenditures in 2024 and we will continue to explore acquisition opportunities in alignment with our strategic plan.
As of December 31, 2023, our cash and cash equivalents consisted of deposits and money market funds held with established national financial institutions and marketable securities consisting primarily of U.S. Government and agency obligations.
In June 2022, we entered into the Fourth Amended and Restated Credit Agreement (the “Credit Agreement”) maturing June 2, 2027. The Credit Agreement is a $350.0 million senior secured, five-year revolving facility (the “Revolver”). In November 2023, we entered into Amendment No. 2 (the "Amendment") to the Credit Agreement which provided for a

$150 million senior secured term loan (the “Term Loan”). As of December 31, 2023, the total unused availability under our Credit Agreement was $230.7 million, resulting from $19.3 million in issued and outstanding letters of credit and $100.0 million drawn on the Revolver. See Note 14 of “Notes to the Consolidated Financial Statements” for further discussion regarding the Revolver.
As of December 31, 2023, we had $2.0 million of receivables and $29.1 million of contract retention receivables from Brightline Trains Florida LLC ("Brightline") (see Note 6 of “Notes to the Consolidated Financial Statements”). As of the date of this report, $1.9 million of the receivables outstanding at year-end have been collected. Our project with Brightline is nearing completion and final payment, including the retention receivable, will be due to us no later than 40 days after all conditions of final completion are satisfied. We expect to achieve final completion in the first half of 2024; however, timing cannot be assured. Brightline has experienced delays in securing additional funding in the past, therefore the timing and probability of future payments may be affected, and our liquidity impacted if Brightline faces future funding difficulties.
In evaluating our liquidity position and needs, we also consider cash and cash equivalents held by our consolidated construction joint ventures (“CCJVs”). The following table presents our cash, cash equivalents and marketable securities, including amounts from our CCJVs, as of the respective dates:

December 31,	2023	2022
(in thousands)
Cash and cash equivalents excluding CCJVs	$297,439	$191,444
CCJV cash and cash equivalents (1)	120,224	102,547
Total consolidated cash and cash equivalents	417,663	293,991
Short-term and long-term marketable securities (2)	35,863	65,943
Total cash, cash equivalents and marketable securities	$453,526	$359,934
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
Granite’s portion of CCJV cash and cash equivalents was $73.1 million and $62.5 million as of December 31, 2023 and 2022, respectively. Excluded from the table above is $34.2 million and $40.4 million as of December 31, 2023 and 2022, respectively, in Granite’s portion of unconsolidated construction joint venture cash and cash equivalents.
Capital Expenditures
Major capital expenditures are typically for aggregate and asphalt production facilities, aggregate reserves, construction equipment, buildings and leasehold improvements and investments in our information technology systems. The timing and amount of such expenditures can vary based on the progress of planned capital projects, the type and size of construction projects, changes in business outlook and other factors. During the year ended December 31, 2023, we had capital expenditures of $140.4 million, compared to $121.6 million during 2022, an increase of $18.8 million. The increase year over year is primarily due to acquisitions of materials reserves in 2023. We currently anticipate 2024 capital expenditures to be between approximately $130 million and $150 million, including approximately $50 million in planned strategic materials investments in land, reserves and an aggregate plant. This range also includes approximately $20 million related to a project-specific tunnel boring machine.
Cash Flows

Years Ended December 31,	2023	2022	2021
(in thousands)
Net cash provided by (used in):
Operating activities	$183,707	$55,647	$21,931
Investing activities	$(359,290)	$(11,000)	$(21,478)
Financing activities	$299,255	$(164,311)	$(24,446)

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
Cash provided by operating activities of $183.7 million during 2023 represents a $128.1 million increase in cash provided by operating activities when compared to 2022. The change was primarily due to a $73.6 million increase in cash provided by working capital, which includes receivables, net contract assets, inventories, other assets, accounts payable and accrued expenses and other liabilities. Additionally, distributions from, net of contributions to, unconsolidated joint ventures and affiliates increased $42.6 million from 2022.
Investing activities
Cash used in investing activities of $359.3 million during 2023 represents a $348.3 million increase in cash used in investing activities when compared to 2022. The change was primarily due to the acquisition of LRC/MSG which resulted in a $294.0 million cash outflow during 2023. In addition, net cash used in investing activities in 2022 included $140.6 million of proceeds from the sale of the Inliner business in March 2022. These changes were partially offset by decreased purchases of marketable securities in the current year.
Financing activities
Cash provided by financing activities of $299.3 million during 2023 represents a $463.6 million increase in cash provided by financing activities when compared to 2022. The change was primarily due to a $150.0 million increase in cash provided by our Revolver and Term Loan. The change was also due to the prepayment in the prior year of our term loan of $123.8 million, which did not recur this year. In addition, net cash inflows related to our convertible bond transactions in 2023 generated $98.8 million in cash. See Note 14 to “Notes to the Consolidated Financial Statements” for further information about our long-term debt transactions and our credit facility.
The year over year increase in cash provided by financing activities was also due to $66.8 million less cash used for repurchases of common stock and higher contributions from non-controlling partners, net of distributions, of $24.5 million.
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
Surety Bonds and Real Estate Mortgages
We are generally required to provide various types of surety bonds that provide an additional measure of security for our performance under certain public and private sector contracts. At December 31, 2023, approximately $3.2 billion of our $5.5 billion CAP was bonded. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds after the owner accepts the work performed under contract. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.
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

Covenants and Events of Default
Our Credit Agreement requires us to comply with various affirmative, restrictive and financial covenants, including the financial covenants described below. Our failure to comply with these covenants would constitute an event of default under the Credit Agreement. Additionally, the 2.75% Convertible Notes and 3.75% Convertible Notes are governed by the terms and conditions of their respective indentures. Our failure to pay principal, interest or other amounts when due or within the relevant grace period on our 2.75% Convertible Notes, our 3.75% Convertible Notes or our Credit Agreement would constitute an event of default under the 2.75% Convertible Notes indenture, the 3.75% Convertible Note indenture or the Credit Agreement. A default under our Credit Agreement could result in (i) us no longer being entitled to borrow under such facility; (ii) termination of such facility; (iii) the requirement that any letters of credit under such facility be cash collateralized; (iv) acceleration of amounts owed under the Credit Agreement; and/or (v) foreclosure on any collateral securing the obligations under such facility. A default under the 2.75% Convertible Notes indenture or the 3.75% Convertible Notes indenture could result in acceleration of the maturity of the notes.
The Credit Agreement contains certain affirmative and restrictive covenants, and customary events of default. The financial covenants include a maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) and a minimum Consolidated Interest Coverage Ratio (as defined in the Credit Agreement). As of December 31, 2023, we were in compliance with the covenants in the Credit Agreement.
Share Purchase Program
As announced on February 3, 2022, on February 1, 2022, the Board of Directors authorized us to purchase up to $300.0 million of our common stock at management’s discretion (the “2022 authorization”). We did not purchase shares under the share purchase program in 2023. As of December 31, 2023, $231.5 million of the 2022 authorization remained available.
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
Operating in international markets involves exposure to possible volatile movements in currency exchange rates. In the third quarter of 2023 we began the wind down of our international Minerals Services operations which operated in Mexico and Canada. Our Materials Segment continues to have international operations in Canada. We also have affiliates that operate in Latin America (see Note 10 of “Notes to the Consolidated Financial Statements”). As of December 31, 2023, we do not have any outstanding foreign currency option contracts. If the volume of our international operations increases and foreign currency exchange rates change, the impact to our consolidated statements of operations could be significant and may affect year-to-year comparability of operating results. The impact from foreign currency transactions during 2023, 2022 and 2021 was immaterial.

We may borrow on the Revolver, at our option, at either (a) the SOFR term rate plus a credit adjustment spread plus applicable margin ranging from 1.0% to 2.0%, or (b) a base rate plus an applicable margin ranging from 0.0% to 1.0%. The applicable margin is based on our Consolidated Leverage Ratio (as defined in our Credit Agreement), calculated quarterly.
As of December 31, 2023, there was $100 million drawn on the Revolver.
See Note 14 of “Notes to the Consolidated Financial Statements” for further discussion on the 2.75% Convertible Notes, 3.75% Convertible Notes and Credit Agreement.
The table below presents principal amounts due by year and related weighted average interest rates for our cash and cash equivalents, held-to-maturity investments and significant debt obligations, excluding debt issuance costs, as of December 31, 2023 (dollars in thousands):

	2024	2025	2026	2027	2028	Thereafter	Total
Assets
Cash, cash equivalents, held-to-maturity investments	$453,526	$—	$—	$—	$—	$—	$453,526
Weighted average interest rate	4.89%	—%	—%	—%	—%	—%	4.89%
Liabilities
Debt
Credit Agreement Revolver Loan	$—	$—	$—	$100,000	$—	$—	$100,000
Effective interest rate (1)	7.46%	7.46%	7.46%	7.46%	—%	—%	7.46%
Credit Agreement Term Loan	$7,500	$7,500	$7,500	$127,500	$—	$—	$150,000
Effective interest rate (2)	6.65%	6.65%	6.65%	6.65%	—%	—%	6.65%
3.75% Convertible Notes	$—	$—	$—	$—	$373,750	$—	$373,750
Coupon rate	3.75%	3.75%	3.75%	3.75%	3.75%	—%	3.75%
2.75% Convertible Notes	$31,338	$—	$—	$—	$—	$—	$31,338
Coupon rate	2.75%	—%	—%	—%	—%	—%	2.75%
(1)The effective interest rate was calculated using one-month SOFR plus 10 basis points plus the applicable margin.
(2)The effective interest rate was calculated using a blended rate based on the fixed rate associated with the cash flow hedge (see Note 8 of “Notes to the Consolidated Financial Statements”) of 3.73% plus 10 basis points plus applicable margin and the one-month SOFR plus 10 basis points plus the applicable margin for the remaining amount of the Term Loan not covered by the hedge.
The estimated fair value of our cash and cash equivalents approximates the principal amounts reflected above based on the generally short maturities of these financial instruments. The fair value of the 3.75% Convertible Notes was approximately $475.6 million as of December 31, 2023. The fair value of 2.75% Convertible Notes was approximately $51.0 million and $281.4 million as of December 31, 2023 and 2022, respectively.

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
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to the Consolidated Financial Statements

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2023, the end of the period covered by this report.
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
Our management, under the supervision and with the participation of our principal executive and principal financial officers, has conducted an evaluation of the effectiveness of our internal control over financial reporting, using the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
The scope of our assessment of the effectiveness of our internal control over financial reporting did not include LRC/MSG as we acquired them on November 30, 2023. The tangible assets acquired from LRC/MSG were 5% of consolidated assets as of December 31, 2023 and revenues were less than 1% of consolidated revenue during the year ended December 31, 2023. We excluded LRC/MSG from the scope of our assessment in accordance with the Securities and Exchange Commission’s guidance that allows a recently acquired business to be omitted from the scope of the assessment for one year from the date of its acquisition.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2023. Their report is included in Part IV, Item 15(a) of this Form 10-K under the heading “Report of Independent Registered Public Accounting Firm.”
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION
Trading Arrangements
During the three months ended December 31, 2023, none of our directors or officers, as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:
1.Financial Statements. The following consolidated financial statements and related documents are filed as part of this report:
2.Financial Statement Schedules. Schedules are omitted because they are not required or applicable, or the required information is included in the Financial Statements or related notes.
3.Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of, or furnished with, this report.

(b)
INDEX TO 10-K EXHIBITS

Exhibit No.		Exhibit Description
2.1	*
Purchase Agreement, dated February 2, 2022, by and among Layne Heavy Civil, Inc., Granite Construction International, Granite Construction Incorporated, Inland Pipe Rehabilitation LLC and 1000097155 Ontario Inc. [Exhibit 2.1 to the Company’s Form 8-K filed on February 3, 2022]

2.2	*
Equity Purchase Agreement by and among Granite Construction Incorporated, Roberts Family Companies, Inc., Lehman-Roberts Company, Memphis Stone & Gravel Company, Patrick Nelson, as sellers’ representative, and the entities and individuals party thereto [Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 5, 2023]

3.1	*	Certificate of Incorporation of Granite Construction Incorporated, as amended [Exhibit 3.1.b to the Company’s Form 10-Q for the quarter ended June 30, 2006]
3.2	*	Certificate of Amendment to the Certificate of Incorporation of Granite Construction Incorporated [Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 9, 2023]
3.3	*	Amended and Restated Bylaws of Granite Construction Incorporated [Exhibit 3.1 to the Company’s Form 8-K filed on April 7, 2023]
4.1	*
Indenture (including Form of Note) with respect to Granite Construction Incorporated’s 2.75% Convertible Senior Notes due 2024, dated November 1, 2019, by and between Granite Construction Incorporated and Wilmington Trust, National Association, as trustee [Exhibit 4.1 to the Company’s Form 8-K filed on November 1, 2019]

4.2	*
Indenture (including Form of Note) with respect to Granite Construction Incorporated’s 3.75% Convertible Senior Notes due 2028, dated May 11, 2023, by and between Granite Construction Incorporated and Wilmington Trust, National Association, as trustee [Exhibit 4.1 to the Company’s Form 8-K filed on May 11, 2023]

4.3	*	Description of Common Stock [Exhibit 4.2 to the Company’s Form 10-K for the year ended December 31, 2019]
10.1	†**	Key Management Deferred Compensation Plan II, as amended
10.2	* **	Form of Amended and Restated Director and Officer Indemnification Agreement [Exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 2002]
10.3	* **	Granite Construction Incorporated Annual Incentive Plan adopted by the Board of Directors on March 30, 2022 [Exhibit 10.1 to the Company’s Form 8-K filed on April 1, 2022]
10.4	* **	Form of Annual Incentive Plan Participation Agreement [Exhibit 10.2 to the Company’s Form 8-K filed on April 1, 2022]
10.5	* **	Granite Construction Incorporated 2012 Equity Incentive Plan [Exhibit 10.1 to the Company’s Form 8-K filed on May 25, 2012]
10.6	*
Fourth Amended and Restated Credit Agreement, dated June 2, 2022, by and among Granite Construction Incorporated, Granite Construction Company, GILC Incorporated, Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer, and the lenders and other parties thereto [Exhibit 10.1 to the Company’s Form 8-K filed on June 6, 2022]

10.7	*
Amendment No. 1 to Fourth Amended and Restated Credit Agreement, dated May 8, 2023, by and among the Company, Granite Construction Company, and GILC Incorporated, as borrowers, Bank of America, N.A., as administrative agent, and the lenders party thereto [Exhibit 10.1 to the Company’s Form 8-K filed on May 9, 2023]

10.8	*
Amendment No. 2 to Fourth Amended and Restated Credit Agreement, dated November 30, 2023, by and among the Company, Granite Construction Company and GILC Incorporated, as borrowers, Layne Christensen Company, as a guarantor, the lenders party thereto, and Bank of America, N.A., as administrative agent [Exhibit 10.1 to the Company’s Form 8-K filed on December 5, 2023]

10.9	*
Fourth Amended and Restated Guaranty Agreement, dated June 2, 2022, by and among Granite Construction Incorporated, the guarantors party thereto and Bank of America, N.A., as Administrative Agent [Exhibit 10.2 to the Company’s Form 8-K filed on June 6, 2022]

10.10	*	Form of Bond Hedge Confirmation [Exhibit 10.1 to the Company’s Form 8-K filed on November 1, 2019]
10.11	*	Form of Warrant Confirmation [Exhibit 10.2 to the Company’s Form 8-K filed on November 1, 2019]
10.12	*	Form of Capped Call Confirmation [Exhibit 10.1 to the Company’s Form 8-K filed on May 11, 2023]
10.13	†**	Executive Retention and Severance Plan III and Participation Agreement, as amended

Exhibit No.		Exhibit Description
10.14	* **	Long Term Incentive Plan, effective January 1, 2020 [Exhibit 10.2 to the Company's Form 8-K filed on March 30, 2020]
10.15	* **	LTIP Award Agreement (2020 Long Term Incentive Plan) [Exhibit 10.3 to the Company's Form 8-K filed on March 30, 2020]
10.16	* **	Granite Construction Incorporated 2021 Equity Incentive Plan [Exhibit 10.2 to the Company’s Form 8-K filed on June 4, 2021]
10.17	* **	Form of Non-Employee Director Restricted Stock Unit Agreement (2021 Equity Incentive Plan) [Exhibit 10.3 to the Company’s Form 8-K filed on June 4, 2021]
10.18	* **	Form of Employee Service Award Restricted Stock Unit Agreement (2021 Equity Incentive Plan) [Exhibit 10.4 to the Company’s Form 8-K filed on June 4, 2021]
10.19	* **	Form of Employee TSR Award Restricted Stock Unit Agreement (2021 Equity Incentive Plan) [Exhibit 10.5 to the Company’s Form 8-K filed on June 4, 2021]
10.20	* **	Form of Executive Officer Acknowledgement & Agreement Pertaining to the Granite Construction Incorporated Clawback Policy [Exhibit 10.2 to the Company’s Form 8-K filed on October 13, 2023]
10.21	*	Notice of Pendency and Proposed Settlement of Actions [Exhibit 99.1 to the Company's Form 8-K filed on June 9, 2022]
19	†	Insider Trading Policy
21	†	List of Subsidiaries of Granite Construction Incorporated
23.1	†	Consent of PricewaterhouseCoopers LLP
31.1	†	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	†	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	††	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95	†	Mine Safety Disclosure
97	* **	Clawback Policy [Exhibit 10.1 to the Company’s Form 8-K filed on October 13, 2023]
101.INS	†	Inline XBRL Instance Document
101.SCH	†	Inline XBRL Taxonomy Extension Schema
101.CAL	†	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	†	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	†	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	†	Inline XBRL Taxonomy Extension Presentation Linkbase
104	†	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (included within the Exhibit 101 attachments).
*Incorporated by reference
**Compensatory plan or management contract
†Filed herewith
††Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRANITE CONSTRUCTION INCORPORATED

By: /s/ Elizabeth L. Curtis
Elizabeth L. Curtis
Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: February 22, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated and on the dates indicated.

/s/ Michael F. McNally	February 22, 2024
Michael F. McNally, Chairman of the Board and Director
/s/ Kyle T. Larkin	February 22, 2024
Kyle T. Larkin, President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ Elizabeth L. Curtis	February 22, 2024
Elizabeth L. Curtis, Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ Staci M. Woolsey	February 22, 2024
Staci M. Woolsey, Chief Accounting Officer (Principal Accounting Officer)
/s/ Louis E. Caldera	February 22, 2024
Louis E. Caldera, Director
/s/ Molly C. Campbell	February 22, 2024
Molly C. Campbell, Director
/s/ David C. Darnell	February 22, 2024
David C. Darnell, Director
/s/ Patricia D. Galloway	February 22, 2024
Patricia D. Galloway, Director
/s/ Alan P. Krusi	February 22, 2024
Alan P. Krusi, Director
/s/ Celeste B. Mastin	February 22, 2024
Celeste B. Mastin, Director
/s/ Laura M. Mullen	February 22, 2024
Laura M. Mullen, Director

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Granite Construction Incorporated
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Granite Construction Incorporated and its subsidiaries (the “Company”) as of December 31, 2023, and 2022, and the related consolidated statements of operations, of comprehensive income (loss), of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report referred to above.. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Lehman-Roberts Company (“LRC”) and Memphis Stone and Gravel Company (“MSG”) from its assessment of internal control over financial reporting as of December 31, 2023, because it was acquired by the Company in a purchase business combination during 2023. We have also excluded LRC and MSG from our audit of internal control over financial reporting. LRC and MSG are wholly-owned subsidiaries whose total tangible assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 5% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2023.

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

Revenue Recognition - Estimates of the Forecasted Revenue and Costs to Complete for Multi-Year Fixed Price Contracts in the Construction Segment

As described in Notes 1, 3, and 4 to the consolidated financial statements, the revenue for the construction segment for the year ended December 31, 2023 was $2,992.3 million, a portion of which related to multi-year fixed price contracts. Revenue in the Construction segment is ordinarily recognized over time as control is transferred to the customers by measuring the progress toward complete satisfaction of the performance obligation(s) using an input (i.e., cost to cost) method. Under the cost to cost method, costs incurred to-date are generally the best depiction of transfer of control. The accuracy of the Company’s revenue and profit recognition in a given period depends on the accuracy of management’s estimates of the forecasted revenue and cost to complete each project. Cost estimates for all significant projects use a detailed bottom up approach in which there are a number of factors that can contribute to revisions in estimates of contract cost and profitability. Provisions for losses are recognized at the uncompleted performance obligation level for the amount of total estimated losses in the period that evidence indicates that the estimated total cost of a performance obligation exceeds its estimated total revenue. The estimates of transaction price and costs to complete can vary significantly in the normal course of business as projects progress, circumstances develop and evolve, and uncertainties are resolved. When the Company experiences significant revisions in estimates, management undergoes a process that includes reviewing the nature of the changes to ensure that no material amounts should have been recorded in a prior period rather than as a revision in estimate for the current period. Management generally uses the cumulative catch-up method for changes to the transaction price that are part of a single performance obligation. Under this method, revisions in estimates are accounted for in their entirety in the period of change.

The principal considerations for our determination that performing procedures relating to estimates of the forecasted revenue and costs to complete for multi-year fixed price contracts in the Construction segment is a critical audit matter are (i) the significant judgment by management when determining the estimates of forecasted revenue and costs to complete, and revisions in those estimates and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s estimates of forecasted revenue and costs to complete for multi-year fixed price contracts in the Construction segment, and revisions in those estimates.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over management’s estimates of forecasted revenue and costs to complete for multi-year fixed price contracts in the Construction segment, and revisions in those estimates. These procedures also included, among others, for a sample of multi-year fixed price contracts, testing management’s process for determining the estimates of forecasted revenue and costs to complete, which included (i) assessing management’s ability to reasonably estimate the forecasted revenue and costs to complete by evaluating management’s methodology and assessing the consistency of management’s approach over the life of the contract and (ii) evaluating the timely identification of circumstances that may warrant a modification to estimated forecasted revenue and costs to complete.

Acquisition of LRC/MSG – Valuation of the Customer Relationships Intangible Asset

As described in Note 2 to the consolidated financial statements, on November 30, 2023, the Company completed the acquisition of LRC/MSG for $278.0 million, subject to customary closing adjustments, plus an estimated amount related to tax make-whole agreements with the seller. Of the acquired intangible assets, $83.9 million of customer relationships were recorded. The fair value of customer relationships was estimated as of the acquisition date utilizing the multi-period excess earnings method. This method discounts to present value the projected cash flows attributable to the customer relationships. The significant estimates and assumptions used in determining the fair value included discount rates, revenue growth rates, projected EBITDA margins and customer revenue attrition rates.

The principal considerations for our determination that performing procedures relating to the valuation of the customer relationships intangible asset acquired in the acquisition of LRC/MSG is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the customer relationships intangible asset acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the discount rate, revenue growth rates, projected EBITDA margins, and customer revenue attrition rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to acquisition accounting, including controls over management’s valuation of the customer relationships intangible asset acquired. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the customer relationships intangible asset acquired; (iii) evaluating the appropriateness of the multi-period excess earnings method; (iv) testing the completeness and accuracy of the underlying data used in the multi-period excess earnings method; and (v) evaluating the reasonableness of the significant assumptions used by management related to the discount rate, revenue growth rates, projected EBITDA margins, and customer revenue attrition rate. Evaluating the reasonableness of management’s assumptions related to revenue growth rates and projected EBITDA margins involved considering (i) the current and past performance of the acquired business; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the multi-period excess earnings method and (ii) the reasonableness of the discount rate and customer revenue attrition rate assumptions.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 22, 2024
We have served as the Company’s auditor since 1982.

GRANITE CONSTRUCTION INCORPORATED
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

December 31,	2023	2022
ASSETS
Current assets
Cash and cash equivalents ($120,224 and $102,547 related to consolidated construction joint ventures (“CCJVs”))	$417,663	$293,991
Short-term marketable securities	35,863	39,374
Receivables, net ($62,040 and $39,281 related to CCJVs)	598,705	463,987
Contract assets ($68,520 and $80,306 related to CCJVs)	262,987	241,916
Inventories	103,898	86,809
Equity in unconsolidated construction joint ventures	171,233	183,808
Other current assets ($5,590 and $5,694 related to CCJVs)	53,102	37,411
Total current assets	1,643,451	1,347,296
Property and equipment, net ($7,557 and $7,834 related to CCJVs)	662,864	509,210
Long-term marketable securities	—	26,569
Investments in affiliates	92,910	80,725
Goodwill	155,004	73,703
Intangible assets	117,322	9,212
Right of use assets	78,176	49,079
Deferred income taxes, net	8,179	22,208
Other noncurrent assets	55,634	49,931
Total assets	$2,813,540	$2,167,933

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$39,932	$1,447
Accounts payable ($62,755 and $57,534 related to CCJVs)	408,363	334,392
Contract liabilities ($50,929 and $62,675 related to CCJVs)	243,848	173,286
Accrued expenses and other current liabilities ($5,426 and $8,451 related to CCJVs)	337,740	288,469
Total current liabilities	1,029,883	797,594
Long-term debt	614,781	286,934
Long-term lease liabilities	63,548	32,170
Deferred income taxes, net	3,708	1,891
Other long-term liabilities	74,654	64,199
Commitments and contingencies (see Note 20)
Equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	—	—
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding: 43,944,118 shares as of December 31, 2023 and 43,743,907 shares as of December 31, 2022	439	437
Additional paid-in capital	474,134	470,407
Accumulated other comprehensive income	881	788
Retained earnings	501,844	481,384
Total Granite Construction Incorporated shareholders’ equity	977,298	953,016
Non-controlling interests	49,668	32,129
Total equity	1,026,966	985,145
Total liabilities and equity	$2,813,540	$2,167,933
The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)

Years Ended December 31,	2023	2022	2021
Revenue
Construction	$2,992,254	$2,803,935	$3,076,190
Materials	516,884	497,321	425,675
Total revenue	3,509,138	3,301,256	3,501,865
Cost of revenue
Construction	2,667,199	2,500,054	2,772,962
Materials	445,540	431,708	366,258
Total cost of revenue	3,112,739	2,931,762	3,139,220
Gross profit	396,399	369,494	362,645
Selling, general and administrative expenses	294,466	272,610	303,015
Other costs, net (see Note 1)	50,217	24,120	101,351
Gain on sales of property and equipment, net	(28,346)	(12,617)	(66,439)
Operating income	80,062	85,381	24,718
Other (income) expense
Loss on debt extinguishment	51,052	—	—
Interest income	(17,538)	(6,528)	(1,176)
Interest expense	18,462	12,624	20,739
Equity in income of affiliates, net	(25,748)	(13,571)	(12,586)
Other (income) expense, net	(6,020)	1,039	(4,386)
Total other (income) expense, net	20,208	(6,436)	2,591
Income before income taxes	59,854	91,817	22,127
Provision for income taxes	30,267	12,960	19,713
Net income	29,587	78,857	2,414
Amount attributable to non-controlling interests	14,012	4,445	7,682
Net income attributable to Granite Construction Incorporated	$43,599	$83,302	$10,096

Net income per share attributable to common shareholders (see Note 18):
Basic earnings per share	$0.99	$1.87	$0.22
Diluted earnings per share	$0.97	$1.70	$0.21
Weighted average shares outstanding:
Basic	43,879	44,485	45,788
Diluted	52,565	52,326	47,599
The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

Years Ended December 31,	2023	2022	2021
Net income	$29,587	$78,857	$2,414
Other comprehensive income, net of tax
Net unrealized gain (loss) on cash flow hedges, net of tax	$(184)	$275	$(108)
Less: reclassification for net gains included in interest expense, net of tax	—	3,042	2,131
Net change	$(184)	$3,317	$2,023
Foreign currency translation adjustments, net	277	830	(347)
Other comprehensive income, net of tax	$93	$4,147	$1,676
Comprehensive income, net of tax	$29,680	$83,004	$4,090
Non-controlling interests in comprehensive income, net of tax	14,012	4,445	7,682
Comprehensive income attributable to Granite Construction Incorporated, net of tax	$43,692	$87,449	$11,772
The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)

	Outstanding Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Granite Shareholders’ Equity	Non-Controlling Interests	Total Equity
Balances at December 31, 2020	45,668,541	$457	$555,407	$(5,035)	$424,835	$975,664	$15,946	$991,610
Net income	—	—	—	—	10,096	10,096	(7,682)	2,414
Other comprehensive income	—	—	—	1,676	—	1,676	—	1,676
RSUs vested	235,234	2	(2)	—	—	—	—	—
Repurchases of common stock (1)	(68,580)	(1)	(2,729)	—	—	(2,730)	—	(2,730)
Dividends on common stock ($0.52 per share)	—	—	—	—	(23,826)	(23,826)	—	(23,826)
Transactions with non-controlling interests, net	—	—	—	—	—	—	19,617	19,617
Stock-based compensation expense and other	5,065	—	7,076	—	(274)	6,802	—	6,802
Balances at December 31, 2021	45,840,260	$458	$559,752	$(3,359)	$410,831	$967,682	$27,881	$995,563
Cumulative effect of newly adopted accounting standard (see Note 1)	—	—	(26,961)	—	10,543	(16,418)	—	(16,418)
Balances at January 1, 2022	45,840,260	$458	$532,791	$(3,359)	$421,374	$951,264	$27,881	$979,145
Net income	—	—	—	—	83,302	83,302	(4,445)	78,857
Other comprehensive income	—	—	—	4,147	—	4,147	—	4,147
Repurchases of common stock (1)	(2,376,020)	(24)	(70,877)	—	—	(70,901)	—	(70,901)
RSUs vested	262,748	3	(3)	—	—	—	—	—
Dividends on common stock ($0.52 per share)	—	—	—	—	(23,292)	(23,292)	—	(23,292)
Transactions with non-controlling interests, net	—	—	—	—	—	—	8,693	8,693
Stock-based compensation expense and other	16,919	—	8,496	—	—	8,496	—	8,496
Balances at December 31, 2022	43,743,907	$437	$470,407	$788	$481,384	$953,016	$32,129	$985,145
(1)During the years ended December 31, 2022 and 2021, there were 75,303 shares and 68,580 shares, respectively, withheld related to employee taxes for RSUs vested under our equity incentive plans. During the year ended December 31, 2022, we also repurchased 2,298,353 shares under the Board approved share repurchase program.

	Outstanding Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Granite Shareholders’ Equity	Non-Controlling Interests	Total Equity
Balances at December 31, 2022	43,743,907	$437	$470,407	$788	$481,384	$953,016	$32,129	$985,145
Net income	—	—	—	—	43,599	43,599	(14,012)	29,587
Other comprehensive income	—	—	—	93	—	93	—	93
Repurchases of common stock (1)	(102,413)	(1)	(4,124)	—	—	(4,125)	—	(4,125)
RSUs vested	288,876	3	(3)	—	—	—	—	—
Dividends on common stock ($0.52 per share)	—	—	301	—	(23,139)	(22,838)	—	(22,838)
Capped call transactions	—	—	(39,641)	—	—	(39,641)	—	(39,641)
Redemption of warrants	—	—	(13,201)	—	—	(13,201)	—	(13,201)
Common stock issued in debt extinguishment	1,390,500	14	49,321	—	—	49,335	—	49,335
Exercise of bond hedge	(1,390,516)	(14)	14	—	—	—	—	—
Transactions with non-controlling interests, net	—	—	—	—	—	—	31,551	31,551
Stock-based compensation expense and other	13,764	—	11,060	—	—	11,060	—	11,060
Balances at December 31, 2023	43,944,118	$439	$474,134	$881	$501,844	$977,298	$49,668	$1,026,966
(1)Amounts represent shares withheld for employee taxes for RSUs vested under our equity incentive plans. During the year ended December 31, 2023, we did not repurchase any shares under the Board-approved share repurchase program.
The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Years Ended December 31,	2023	2022	2021
Operating activities
Net income	$29,587	$78,857	$2,414
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	92,270	82,569	109,050
Amortization related to long-term debt	2,390	2,366	9,448
Non-cash loss on debt extinguishment	51,052	—	—
Gain on sales of property and equipment, net	(28,346)	(12,617)	(66,439)
Deferred income taxes	26,556	5,447	16,600
Stock-based compensation	10,477	7,765	6,407
Equity in net loss from unconsolidated construction joint ventures	18,617	19,676	765
Net income from affiliates	(25,748)	(13,571)	(12,586)
Other non-cash adjustments	5,695	222	—
Changes in assets and liabilities:
Receivables	(128,099)	59,623	(11,317)
Contract assets, net	49,691	(113,410)	12,046
Inventories	(1,430)	(14,307)	774
Contributions to unconsolidated construction joint ventures	(21,323)	(53,787)	(61,780)
Distributions from unconsolidated construction joint ventures and affiliates	29,337	19,223	22,004
Deposit for legal settlement	—	129,000	(129,000)
Other assets, net	(17,718)	16,868	(11,969)
Accounts payable	66,828	(9,778)	7,396
Accrual for legal settlement	—	(129,000)	129,000
Accrued expenses and other liabilities, net	23,871	(19,499)	(882)
Net cash provided by operating activities	$183,707	$55,647	$21,931
Investing activities
Purchases of marketable securities	(9,740)	(94,104)	(10,000)
Maturities of marketable securities	40,000	45,000	—
Proceeds from called marketable securities	—	6	—
Purchases of property and equipment	(140,384)	(121,612)	(94,810)
Proceeds from sales of property and equipment	38,109	26,064	94,802
Proceeds from company-owned life insurance	1,545	—	—
Proceeds from the sale of business (see Note 1)	—	140,576	—
Acquisition of businesses, net of cash acquired (see Note 2)	(294,018)	—	—
Issuance of notes receivable	—	(7,560)	(20,400)
Collection of notes receivable	5,198	630	8,930
Net cash used in investing activities	$(359,290)	$(11,000)	$(21,478)
Financing activities
Proceeds from debt	305,000	50,000	—
Debt principal repayments	(305,118)	(125,164)	(8,922)
Capped call transactions	(53,035)	—	—
Redemption of warrants	(13,201)	—	—
Proceeds from issuance of 3.75% Convertible Notes	373,750	—	—
Debt issuance costs	(10,865)	—	—
Cash dividends paid	(22,811)	(23,271)	(23,804)
Repurchases of common stock (see Note 17)	(4,124)	(70,898)	(2,730)
Contributions from non-controlling partners	43,300	13,150	20,126
Distributions to non-controlling partners	(14,224)	(8,567)	(9,514)
Other financing activities, net	583	439	398
Net cash provided by (used in) financing activities	$299,255	$(164,311)	$(24,446)
Net increase (decrease) in cash, cash equivalents and restricted cash	123,672	(119,664)	(23,993)

Cash, cash equivalents and $0, $1,512 and $1,512 in restricted cash at beginning of period	293,991	413,655	437,648
Cash, cash equivalents and $0, $0 and $1,512 in restricted cash at end of period	$417,663	$293,991	$413,655

Supplementary Information
Right of use assets obtained in exchange for lease obligations	$39,361	$17,547	$23,379
Cash paid during the period for:
Operating lease liabilities	$21,458	$22,611	$23,203
Interest	$15,640	$11,511	$14,593
Income taxes	$15,381	$3,768	$2,066
Other non-cash operating activities:
Performance guarantees	$(6,854)	$(17,409)	$(167)
Deferred taxes related to capped call transactions	$13,394	$—	$—
Non-cash investing and financing activities:
RSUs issued, net of forfeitures	$11,649	$8,694	$8,299
Dividends declared but not paid	$5,713	$5,687	$5,959
Contributions from non-controlling partners	$2,475	$4,110	$9,006
Accrued equipment purchases	$152	$5,745	$(4,714)
The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Description of Business: Granite Construction Incorporated is one of the largest diversified construction and construction materials companies in the United States, engaged in infrastructure projects including the construction of streets, roads, highways, mass transit facilities, airport infrastructure, bridges, dams, power-related facilities, utilities, tunnels, water well drilling and other infrastructure-related projects, site preparation, mining services and infrastructure services for commercial and industrial sites, railways, residential development, energy development, as well as construction management professional services. Our operations have primary offices located in Alaska, Arizona, California, Canada, Colorado, Florida, Guam, Illinois, Nevada, Tennessee, Texas, Utah and Washington. Unless otherwise indicated, the terms “we,” “us,” “our,” “Company” and “Granite” refer to Granite Construction Incorporated and its wholly-owned and consolidated subsidiaries.
In addition to reportable segments, we also review our business by operating groups. In alphabetical order, our operating groups are as follows:
•California, which is comprised of vertically integrated businesses in home markets across the state;
•Central, which includes the vertically integrated Arizona region and regional civil construction businesses in Illinois, Florida and Texas. The Central group also includes the Federal division which performs civil construction across the continental United States and Guam, and the Tunnel division; and
•Mountain, which is comprised of vertically integrated regional businesses in Alaska, Washington, Oregon, Utah and Nevada. The Mountain Group also includes national businesses in the Industrial & Energy division, which primarily focuses on commercial solar construction projects, Water Resources, which performs water well drilling and rehabilitation services and Mineral Services, which performs mineral exploration services for mining clients.
During the first quarter of 2022, we completed the sale of our trenchless and pipe rehabilitation services business (“Inliner”) to Inland Pipe Rehabilitation LLC (“IPR”) and 1000097155 Ontario Inc. (“Ontario” and together with IPR, the “Purchasers”), investment affiliates of J.F. Lehman & Company, for a purchase price of $159.7 million, subject to certain adjustments. As a result of the sale and post-closing adjustments, we received cash proceeds of $140.6 million and recognized a gain of $1.8 million. This gain is included in Other costs, net in the consolidated statements of operations for the year ended December 31, 2022.
On April 24, 2023, we completed the purchase of Coast Mountain Resources (2020) Ltd. (“CMR”). CMR is a construction aggregate producer based in British Columbia, Canada operating on Malahat First Nation land. This acquisition did not have a material impact on our results of operations. See Note 2 for more information.
On November 30, 2023, we completed the acquisition of Lehman-Roberts Company and Memphis Stone & Gravel Company (collectively, "LRC/MSG"). The acquired businesses are longstanding asphalt paving and asphalt and aggregates producers and suppliers. See Note 2 for more information.
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
1.Identify the contract
2.Identify performance obligations
3.Determine the transaction price
4.Allocate the transaction price
5.Recognize revenue
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
On certain projects we have submitted and have pending unresolved contract modifications and/or affirmative claims (“affirmative claims”) to recover additional costs and the associated profit, if applicable, to which we believe we are entitled under the terms of contracts with customers, subcontractors, vendors or others. The owners or their authorized representatives and/or other third parties may be in partial or full agreement with the modifications or affirmative claims, or may have rejected or disagree entirely or partially as to such entitlement.
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
The accuracy of our revenue and profit recognition in a given period depends on the accuracy of our estimates of the forecasted revenue and cost to complete each project. Cost estimates for all of our significant projects use a detailed “bottom up” approach. There are a number of factors that can contribute to revisions in estimates of contract cost and profitability. The most significant of these include:
•changes in costs of labor and/or materials;
•subcontractor costs, availability and/or performance issues;
•extended overhead and other costs due to owner, weather and other delays;
•changes in productivity expectations;
•changes from original design on design-build projects;
•our ability to fully and promptly recover on affirmative claims and back charges for additional contract costs;
•a change in the availability and proximity of equipment and materials;
•complexity in original design;
•length of time to complete the project;
•the availability and skill level of workers in the geographic location of the project;
•site conditions that differ from those assumed in the original bid;
•costs associated with scope changes; and
•the customer’s ability to properly administer the contract.
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
Unearned Revenue: Unearned revenue represents the aggregate amount of the transaction price allocated to unsatisfied or partially unsatisfied performance obligations at the end of a reporting period. We generally include a project in our unearned revenue at the time a contract is awarded, the contract has been executed and to the extent we believe funding is probable. Certain contracts contain contract options that are exercisable at the option of our customers without requiring us to go through an additional competitive bidding process or contain task orders related to master contracts under which we perform work only when the customer awards specific task orders to us. Contract options and task orders are included in unearned revenue when exercised or issued, respectively. As of December 31, 2023 and 2022, unearned revenue was $3.6 billion and $2.9 billion, respectively. Approximately $2.3 billion of the December 31, 2023 unearned revenue is expected to be recognized within the next twelve months and the remaining amount will be recognized thereafter. Substantially all of the contracts in our unearned revenue may be canceled or modified at the election of the customer; however, we have not been materially adversely affected by contract cancellations or modifications in the past. Many projects are added to unearned revenue and completed within the same fiscal quarter or year and, therefore, may not be reflected in our beginning or ending unearned revenue.
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
The derivative transactions related to the 2.75% senior convertible notes due 2024 (the "2.75% Convertible Notes") and the Capped Call Transactions related to the 3.75% convertible senior notes due 2028 (the "3.75% Convertible Notes") were recorded to equity in our consolidated balance sheets based on the cash proceeds and will not be remeasured as long as they continue to meet the conditions for equity classification.
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
Concentrations of Credit Risk: Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents, marketable securities, accounts receivable and contract assets. We maintain our cash and cash equivalents and our marketable securities with several financial institutions. We invest with high credit quality financial institutions and, by policy, limit the amount of credit exposure to any one financial institution. During the years ended December 31, 2023, 2022 and 2021, our largest volume customer, including both prime and subcontractor arrangements, was the California Department of Transportation (“Caltrans”). Revenue recognized from contracts with Caltrans during the years ended December 31, 2023, 2022 and 2021 represented $458.2 million (13.1% of total revenue), $348.0 million (10.5% of total revenue), and $337.1 million (9.6% of total revenue), respectively, which was primarily in the Construction segment. Other than Caltrans, none of our customers, including both prime and subcontractor arrangements, had revenue that individually exceeded 10% of total revenue during the year ended December 31, 2023 and December 31, 2022. During the year ended December 31, 2021, none of our customers had revenue that individually exceeded 10% of total revenue.
The majority of our receivables are from customers concentrated in the United States. None of our customers had a receivable balance in excess of 10% of our total net receivables as of December 31, 2023 and 2022. Certain construction contracts include retention provisions that were included in contract assets as of December 31, 2023 and 2022 in our consolidated balance sheets. The balances billed but not paid by customers pursuant to these provisions generally become due upon completion and acceptance of the project work or products by the owners. The majority of the December 31, 2023 contract retention balance disclosed in Note 6 is expected to be collected within one year. We perform ongoing credit evaluations of our customers and generally do not require collateral, although the law provides us the ability to file mechanics’ liens on real property improved for private customers in the event of non-payment by such customers.
Foreign Currency Transactions and Translation: In the periods presented we had operations in Mexico and Canada which involved exposure to possible volatile movements in foreign currency exchange rates. We account for foreign currency exchange transactions and translation in accordance with ASC Topic 830, Foreign Currency Matters. In the third quarter of 2023 we began the wind down of our international Minerals Services operations which operated in Mexico and Canada. Our Materials Segment continues to have international operations in Canada. In Mexico, most of our customer contracts and a significant portion of our costs were denominated in U.S. dollars; therefore, the functional currency was U.S. dollars. In Canada, the functional currency is the local currency. Foreign currency transactions are remeasured into the functional currency with gains and losses included in other income, net in the consolidated statements of operations. The impact from foreign currency transactions was immaterial for 2023, 2022 and 2021. Assets and liabilities in functional currency are translated into U.S. dollars at exchange rates prevailing at the balance sheet date. Revenues and expenses are translated into U.S. dollars at average foreign currency exchange rates prevailing during the reporting periods. The translation adjustments from functional currency to U.S. dollars are reported in accumulated other comprehensive income on the consolidated balance sheets.
Inventories: Inventories relating to our operations consist primarily of quarry products, contract-specific materials and water well drilling materials, supplies, as well as mineral extraction and drilling supplies located primarily in the U.S. Cost of inventories are valued at the lower of average cost or net realizable value. We reserve quarry products based on estimated quantities of materials on hand in excess of approximately one year of demand.
Investments in Affiliates: Each investment accounted for under the equity method of accounting is reviewed for impairment in accordance with ASC Topic 323, Investments - Equity Method and Joint Ventures. We account for our share of the operating results of the equity method investments in equity in income from affiliates, net in the consolidated statements of operations and as a single line item in the consolidated balance sheets as investments in affiliates. Our investments in affiliates include foreign entities, real estate entities and an asphalt terminal entity. These investments are evaluated for impairment using the other-than-temporary impairment model, which requires an impairment charge to be recognized if our investment’s carrying amount exceeds its fair value, and the decline in fair value is deemed to be other than temporary. Recoverability is measured by comparison of carrying amounts to future undiscounted cash flows the investments are expected to generate. Events or changes in circumstances, which would cause us to review undiscounted future cash flows include, but are not limited to:
•significant adverse changes in legal factors or the business climate and
•current period cash flow or operating losses combined with a history of losses, or a forecast of continuing losses associated with the use of the asset.
In addition, events or changes in circumstances specifically related to our real estate entities, include:
•significant decreases in the market price of the asset;
•accumulation of costs significantly in excess of the amount originally expected for the acquisition, development or construction of the asset; and
•significant changes to the development or business plans of a project.
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
Costs related to the development of internal-use software during the preliminary project and post-implementation stages are expensed as incurred. Costs incurred during the application development stage are capitalized. These costs consist primarily of software, hardware and consulting fees, as well as salaries and related costs. Amounts capitalized are reported as a component of office furniture and equipment within property and equipment in the consolidated balance sheets. Capitalized software costs are depreciated using the straight-line method over the estimated useful life of the related software, which ranges from three to seven years. During the years ended December 31, 2023, 2022 and 2021, we capitalized $10.1 million, $11.4 million, $12.0 million and, respectively, of internal-use software development and related hardware costs.
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
As of December 31, 2023, amortizable intangible assets, which primarily include customer relationships, trademarks/trade names and permits, are being amortized over remaining terms from one to thirty years. All intangible assets are amortized on a straight-line basis.
Goodwill: We account for business combinations using the acquisition method, under which the purchase price of an acquired company is allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their fair values at the date of acquisition. Any excess of purchase price over the fair value of tangible and intangible assets acquired and liabilities assumed is allocated to goodwill. The determination of fair values of assets acquired and liabilities assumed requires us to make estimates and use valuation techniques when a market value is not readily available.
As of December 31, 2023, we had seven reporting units in which goodwill was recorded as follows:
•Central Group Construction
•Central Group Materials
•Mountain Group Construction
•Mountain Group Materials
•California Group Construction
•LRC/MSG Construction
•LRC/MSG Materials
We perform our goodwill impairment tests annually as of November 1 and more frequently when events and circumstances occur that indicate a possible impairment of goodwill. Examples of such events or circumstances include, but are not limited to, the following:
•a significant adverse change in the business climate;
•a significant adverse change in legal factors or an adverse action or assessment by a regulator;
•a more likely than not expectation that a segment or a significant portion thereof will be sold; or
•the testing for recoverability of a significant asset group within the segment.
In the third quarter of 2023, in connection with our decision to wind down our international Mineral Services operations, we performed an interim goodwill impairment test on the Mountain Group Construction reporting unit, which resulted in a $4.5 million non-cash impairment charge. This charge is included in Other costs, net in the consolidated statements of operations.
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

Judgments inherent in these methods include the determination of appropriate discount rates, the amount and timing of expected future cash flows, revenue and margin growth rates, and appropriate benchmark companies. The cash flows used in our discounted cash flow model are based on five-year financial forecasts developed internally by management adjusted for market participant-based assumptions. Our discount rate assumptions are based on an assessment of the equity cost of capital and appropriate capital structure for our reporting units. To assess for reasonableness, we compare the estimated fair values of the reporting units to our current market capitalization.
For our 2023 annual goodwill impairment test, we elected to perform a qualitative assessment on each of our reporting units and we determined that it was more likely than not that the fair values were greater than the carrying amounts; therefore, no quantitative goodwill impairment test was performed for these reporting units. Factors we considered in our qualitative assessment were macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, changes in management or key personnel, changes in strategy, changes in customers and changes in the composition or carrying amount of the reporting unit’s net assets.
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
On the lease commencement date, the amount of the right of use assets consists of the following:
•the amount of the initial measurement of the lease liability;
•any lease payments made at or before the commencement date, minus any lease incentives received; and
•any initial direct costs incurred.
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
Warranties: Many of our construction contracts contain warranty provisions covering defects in equipment, materials, design or workmanship that generally run for less than two years after our customer accepts the contract. Because of the nature of our projects, including contract owner inspections of the work both during construction and prior to acceptance, we have not experienced material warranty costs for these short-term warranties and, therefore, do not believe an accrual for these costs is necessary. Certain construction contracts carry longer warranty periods, ranging from two to ten years, for which we have accrued an estimate of warranty cost. The warranty liability is estimated based on our experience with the type of work and any known risks relative to the project and was not material as of December 31, 2023 and 2022.
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
Other Costs: Other costs, net in the consolidated statements of operations are expensed as they are incurred and relate to settlements of certain legal matters and investigations, investigation-related legal fees and net acquisition and divestiture costs. In addition, these net costs included non-cash impairment charges associated with the wind down of our international Mineral Services operations in 2023, a gain on sale of a business in 2022 and personnel costs incurred in connection with our operating group reorganization during 2021.
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
Computation of Earnings per Share: Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares include common share equivalents under the equity incentive plans and common share equivalents issuable under our 3.75% Convertible Notes and 2.75% Convertible Notes using the if-converted method. Dilutive potential common shares also include common share equivalents issuable under the terms of our warrants assuming the share price of our common stock was in excess of $53.44, the exercise price of warrants. See Note 14 for further discussion related to the 3.75% Convertible Notes, 2.75% Convertible Notes and warrants.
Convertible Notes: ASU 2020-06 simplified the accounting for convertible instruments resulting in accounting for convertible debt instruments as a single liability measured at its amortized cost. We adopted ASU 2020-06 effective January 1, 2022, using the modified retrospective transition approach under which financial results reported in prior periods were not adjusted. Upon adoption of this new accounting guidance, the 2.75% Convertible Notes were accounted for entirely as a liability, and the issuance costs were accounted for wholly as debt issuance costs.
Recently Issued and Adopted Accounting Pronouncements: We closely monitor all ASUs issued by the FASB and other authoritative guidance. There are currently no recently issued accounting pronouncements that are expected to have a material impact on our financial statements.
In August 2023, the FASB issued ASU 2023-05, Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, which requires that a joint venture apply a new basis of accounting upon formation. As a result, a newly formed joint venture, upon formation, would initially measure its assets and liabilities at fair value. This ASU is effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. We plan to adopt this ASU in the first quarter of 2025, but do not expect the adoption to have a material impact on our consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures, which enhances the disclosures regarding an entity’s reportable segments and addresses requests from investors and other allocators of capital for additional, more detailed information about a reportable segment’s expenses. This ASU is effective retrospectively commencing with our annual report for the year ending December 31, 2024, and quarterly periods thereafter. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments intended to improve the effectiveness of income tax disclosures. These new disclosure requirements are effective prospectively commencing with our annual report for the year ending December 31, 2025. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

2. Acquisitions
On November 30, 2023 (“acquisition date”), we completed the acquisition of LRC/MSG for $278.0 million, subject to customary closing adjustments, plus an estimated amount related to tax make-whole agreements with the seller. We purchased all of the outstanding equity interests in LRC/MSG and the purchase price was funded by our new $150.0 million senior secured term loan, as described further in Note 14, a draw of $100 million under our existing revolver and the remainder from cash on hand.
The acquired businesses are longstanding asphalt paving and asphalt and aggregates producers and suppliers. LRC/MSG operates strategically located asphalt plants and sand and gravel mines serving the greater Memphis area and northern Mississippi.
The buyer of LRC/MSG, Granite Southeast, is a wholly-owned subsidiary of Granite Construction Incorporated. LRC/MSG's results are reported in the Central operating group in both the Construction and Materials segments. The Central operating group is most similar in geography, and LRC/MSG's 2023 operating results were not material. LRC/MSG’s customers are in both the public and private sector. We have accounted for this transaction in accordance with ASC Topic 805, Business Combinations (“ASC 805”).

We have included LRC/MSG's operating results in our consolidated statements of operations since the acquisition date. Revenue attributable to LRC/MSG for the year ended December 31, 2023 was $7.7 million and the loss before taxes for the year ended December 31, 2023 was $2.3 million.
Preliminary Purchase Price Allocation
In accordance with ASC 805, the total purchase price and assumed liabilities were allocated to the net tangible and identifiable intangible assets based on their estimated fair values as of November 30, 2023, as presented in the table below. These estimates are subject to revision, which may result in adjustments to the values presented below. There are certain provisional estimates that are subject to finalization, one of which is related to tax make-whole agreements with the seller of approximately $22.0 million, which will be finalized upon the former owners of LRC/MSG paying their personal tax burden related to the sale of the businesses. As we continue to integrate the acquired business, we may obtain additional information on the acquired tangible and identifiable intangible net assets which, if significant, may require revisions to preliminary valuation assumptions, estimates and resulting fair values. We expect to finalize these amounts within 12 months from the acquisition date.

(in thousands)	November 30, 2023
Assets
Cash and cash equivalents	$12,798
Receivables	18,373
Contract assets	3,388
Inventories	13,738
Other current assets	1,032
Property and equipment	84,815
Right of use assets	15,539
Other noncurrent assets	3,718
Total tangible assets	$153,401
Identifiable intangible assets	$110,660
Liabilities
Accounts payable	$6,806
Contract liabilities	3,213
Accrued expenses and other current liabilities	9,572
Long-term lease liabilities	15,558
Other long-term liabilities	5,960
Total liabilities assumed	$41,109
Total tangible and identifiable net assets acquired	$222,952
Goodwill	80,826
Estimated purchase price	$303,778
In addition, on April 24, 2023, we completed the purchase of Coast Mountain Resources (2020) Ltd. (“CMR”) for $26.6 million. CMR is a construction aggregate producer based in British Columbia, Canada operating on Malahat First Nation land. This acquisition did not have a material impact on our results of operations. The tangible assets acquired and liabilities assumed were approximately $28.5 million and $7.1 million, respectively, resulting in acquired goodwill of $5.1 million. The tangible assets balance consists primarily of equipment, vehicles and the right-to-mine which are reported in Property and equipment, net. CMR results are reported in the Mountain operating group in the Materials segment.
Intangible assets
The following table lists amortized intangible assets from the LRC/MSG acquisition that are included in intangible assets in the consolidated balance sheets as of December 31, 2023 (in thousands):

	Useful Lives (Years)	Gross Value	Accumulated Amortization	Net Value
Customer relationships	20	$83,860	$(349)	$83,511
Backlog	1	7,800	(600)	7,200
Trademarks/trade name	10	12,000	(100)	11,900
Permits	10	7,000	(58)	6,942
Total intangible assets		$110,660	$(1,107)	$109,553
The fair value of customer relationships was estimated as of the acquisition date utilizing the multi-period excess earnings method. This method discounts to present value the projected cash flows attributable to the customer relationships. The significant estimates and assumptions used in determining the fair value included discount rates, revenue growth rates, projected EBITDA margins and customer revenue attrition rates.
The net amortization expense related to the acquired amortized intangible assets for the year ended December 31, 2023 was included in cost of revenue and selling, general and administrative expenses in the consolidated statements of operations. All of the acquired intangible assets will be amortized on a straight-line basis. Amortization expense related to the acquired amortized intangible asset balances at December 31, 2023 is expected to be recorded in the future as follows: $13.3 million in 2024; $6.1 million in 2025; $6.1 million in 2026; $6.1 million in 2027; $6.1 million in 2028; and $71.9 million thereafter.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. The factors that contributed to the recognition of goodwill from the acquisitions of LRC/MSG and CMR include strengthening and expanding our vertically integrated home markets. For the LRC/MSG acquisition, we recorded $80.8 million of goodwill which is expected to be deductible for tax purposes. $63.0 million and $17.8 million were allocated to our Construction and Materials segments, respectively. For the CMR acquisition, we recorded $5.1 million in goodwill that was allocated to our Materials segment and is not expected to be deductible for income tax purposes.
Pro Forma Financial Information
The unaudited pro forma financial information in the table below summarizes the combined results of operations of Granite and LRC/MSG as though the companies had been combined as of January 1, 2022. The CMR acquisition is not included in the pro forma financial information as the effects of the business would not have a material impact. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2022, nor does it intend to be a projection of future results.

Years Ended December 31,	2023	2022
(unaudited, in thousands, except per share amounts)
Revenue	$3,720,449	$3,485,186
Net income	$55,025	$72,219
Basic net income per share attributable to common shareholders	$1.25	$1.62
Diluted net income per share attributable to common shareholders	$1.19	$1.49
These amounts have been calculated after applying Granite’s accounting policies and adjusting the results of LRC/MSG to reflect the additional depreciation and amortization that would have been recorded assuming the fair value adjustments to property and equipment and intangible assets had been applied starting on January 1, 2022. Additionally, these amounts reflect adjustment for additional interest that would have been incurred as a result of incurring debt for the acquisition over the periods in the pro forma financial information. Acquisition and integration expenses related to LRC/MSG that were incurred during the year ended December 31, 2023 are reflected in the year ended December 31, 2022 due to the assumed timing of the transaction. The statutory tax rate of 26% was used for both 2023 and 2022 for the pro forma adjustments.
During the year ended December 31, 2023, we incurred $5.0 million of acquisition and integration expenses associated with the LRC/MSG and CMR acquisitions which were primarily related to professional services.

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
In our review of these changes for the years ended December 31, 2023, 2022 and 2021, we did not identify any material amounts that should have been recorded in a prior period.
The projects with increases from revisions in estimates, which individually had an impact of $5.0 million or more on gross profit, are summarized as follows (dollars in millions, except per share data):
Increases

Years Ended December 31,	2023	2022	2021
Number of projects with upward estimate changes	1	2	2
Range of increase in gross profit from each project, net	$8.1	$5.4 - 6.8	$6.2 - 9.2
Increase to project profitability, net	$8.1	$12.1	$15.4
Increase to net income	$6.9	$9.7	$11.4
Amounts attributable to non-controlling interests	$3.2	$2.7	$—
Increase to net income attributable to Granite Construction Incorporated	$3.6	$7.0	$11.4
Increase to net income per diluted share attributable to common shareholders	$0.07	$0.13	$0.24
The increase during the year ended December 31, 2023 was due to decreases in estimated costs from mitigated risks. The increases during the year ended December 31, 2022 were due to production at a higher rate than anticipated and a decrease in estimated cost from mitigated risks. The increases during the year ended December 31, 2021 were due to production at a higher rate than anticipated and a decrease in estimated cost from mitigated risks as well as settlement of outstanding customer affirmative claims. There were no amounts attributable to non-controlling interests during the year ended December 31, 2021.
Decreases

Years Ended December 31,	2023	2022	2021
Number of projects with downward estimate changes	6	8	6
Range of reduction in gross profit from each project, net	$5.1 - 54.9	$5.6 - 32.2	$5.3 - 34.6
Decrease to project profitability, net	$96.9	$92.2	$86.0
Decrease to net income	$79.6	$74.1	$69.1
Amounts attributable to non-controlling interests	$29.8	$21.7	$20.5
Decrease to net income attributable to Granite Construction Incorporated	$49.8	$52.4	$48.6
Decrease to net income per diluted share attributable to common shareholders	$0.95	$1.00	$1.02
The decreases during the year ended December 31, 2023 were due to a change in the estimated amount of probable recovery on an outstanding claim, additional costs related to changes in project durations, lower productivity than originally anticipated, increased labor and materials costs and disputed work being performed where there are ongoing legal claims. The decreases during the year ended December 31, 2022 were due to additional costs related to extended project duration, increased labor and materials costs, and disputed work being performed where there are ongoing legal claims. The decreases during the year ended December 31, 2021, were primarily due to additional costs from acceleration of work coupled with lower productivity and higher costs than originally anticipated, unfavorable weather and extended project duration.

4. Disaggregation of Revenue
We disaggregate our revenue based on our reportable segments and operating groups as it is the format that is regularly reviewed by management. Our reportable segments are: Construction and Materials. In alphabetical order, our operating groups are: California, Central and Mountain. The following tables present our disaggregated revenue (in thousands):

Years ended December 31,
2023	Construction	Materials	Total
California	$1,029,410	$258,725	$1,288,135
Central	765,560	55,125	820,685
Mountain	1,197,284	203,034	1,400,318
Total	$2,992,254	$516,884	$3,509,138

2022	Construction	Materials	Total
California	$811,623	$273,314	$1,084,937
Central	851,779	46,531	898,310
Mountain	1,140,533	177,476	1,318,009
Total	$2,803,935	$497,321	$3,301,256

2021	Construction	Materials	Total
California	$822,448	$242,552	$1,065,000
Central	1,058,448	33,270	1,091,718
Mountain	1,195,294	149,853	1,345,147
Total	$3,076,190	$425,675	$3,501,865

5. Unearned Revenue
The following table presents our unearned revenue as of the respective periods:

(in thousands)	December 31, 2023	December 31, 2022
California	$1,220,772	$945,971
Central	1,486,288	1,444,983
Mountain	889,616	486,524
Total	$3,596,676	$2,877,478

6. Contract Assets and Liabilities
As a result of changes in contract transaction price related to performance obligations that were satisfied or partially satisfied prior to the end of the periods we recognized revenue of $147.4 million, $182.8 million and $153.9 million during the years ended December 31, 2023, 2022 and 2021, respectively. The changes in contract transaction price were from items such as executed or estimated change orders and unresolved contract modifications and claims.
As of December 31, 2023 and 2022, the aggregate claim recovery estimates included in contract asset and liability balances were approximately $77.9 million and $75.8 million, respectively.

The components of the contract asset balances as of the respective dates were as follows:

(in thousands)	December 31, 2023	December 31, 2022
Costs in excess of billings and estimated earnings	$100,106	$80,357
Contract retention	162,881	161,559
Total contract assets	$262,987	$241,916
The increase in contract assets is primarily due to increasing costs in excess of billings and estimated earnings balances from unresolved disputed work related to certain ongoing projects. As of December 31, 2023 and 2022, contract retention receivable from Brightline Trains Florida LLC represented 11.1%, and 11.7%, respectively, of total contract assets. No other contract retention receivable individually exceeded 10% of total contract assets at any of the presented dates. The majority of the contract retention balance is expected to be collected within one year.
As work is performed, revenue is recognized and the corresponding contract liabilities are reduced. During the years ended December 31, 2023 and 2022 and 2021, we recognized revenue of $191.8 million, $223.7 million and $176.2 million, respectively, that was included in the contract liability balances at December 31, 2022, 2021 and 2020, respectively.
The components of the contract liability balances as of the respective dates were as follows:

(in thousands)	December 31, 2023	December 31, 2022
Billings in excess of costs and estimated earnings	$227,913	$152,294
Provisions for losses	15,935	20,992
Total contract liabilities	$243,848	$173,286
The increase in contract liabilities is primarily due to increases in billings in excess of costs on new projects partially offset by reductions in provisions for losses as certain loss projects progress towards completion.

7. Receivables, net
Receivables include billed and unbilled amounts for services provided to clients for which we have an unconditional right to payment as of the end of the applicable period and generally do not bear interest. The following table presents major categories of receivables:

(in thousands)	December 31, 2023	December 31, 2022
Contracts completed and in progress:
Billed	$343,190	$220,809
Unbilled	119,170	120,348
Total contracts completed and in progress	462,360	341,157
Materials sales	61,808	52,182
Other	76,084	71,790
Total gross receivables	600,252	465,129
Less: allowance for credit losses	1,547	1,142
Total net receivables	$598,705	$463,987
Included in other receivables at December 31, 2023 and 2022 were items such as estimated recovery from back charge claims, notes receivable, fuel tax refunds and income tax refunds. Other receivables at both December 31, 2023 and 2022 also included $24.9 million of working capital contributions in the form of a loan to a partner in one of our unconsolidated joint ventures, plus accrued interest at prime plus 3.0% per annum. No receivable individually exceeded 10% of total net receivables at any of these dates.

8. Fair Value Measurement
The following tables summarize significant assets and liabilities measured at fair value in the consolidated balance sheets on a recurring basis for each of the fair value levels (in thousands):

	Fair Value Measurement at Reporting Date Using
December 31, 2023	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$101,275	$—	$—	$101,275
Total assets	$101,275	$—	$—	$101,275
Accrued and other current liabilities
Interest rate swap	$—	$126	$—	$126
Commodity swaps	—	153	—	153
Diesel collars	—	802	—	802
Total liabilities	$—	$1,081	$—	$1,081
December 31, 2022
Cash equivalents
Money market funds	$99,806	$—	$—	$99,806
Other current assets
Commodity swaps	$—	$121	$—	$121
Total assets	$99,806	$121	$—	$99,927
Interest Rate Swap
In connection with entering into Amendment No. 2 of the Fourth Amended and Restated Credit Agreement in November 2023, we entered into an interest rate swap designated as a cash flow hedge with an initial notional amount of $75.0 million and an effective date of December 2023 and a maturity date of June 2027.
Commodity Derivatives
In 2023, we entered into collar contracts and commodity swaps to reduce our price exposure on diesel consumption and heating oil consumption, respectively. The collars and swaps were not designated as hedges and will be treated as a mark-to-market derivative instruments through their maturity dates. The financial statement impact of the collar contracts and commodity swaps for the year ended December 31, 2023 was immaterial.
In December 2022, we entered into a commodity swap designed as a cash flow hedge for crude oil with a notional amount of $7.0 million and a maturity date of October 31, 2023. The financial statement impacts of this swap during the years ended December 31, 2023 and 2022 were immaterial.
In December, 2021, we entered into two commodity swaps designed as cash flow hedges for crude oil covering the period from April 2022 to October 2022 with a total notional amount of $8.1 million. The financial statement impact during the year ended December 31, 2022 was a realized gain of $4.1 million and an immaterial unrealized gain.

Other Assets and Liabilities
The carrying values and estimated fair values of our financial instruments that are not required to be recorded at fair value in the consolidated balance sheets were as follows (in thousands):

(in thousands)		December 31, 2023		December 31, 2022
	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Held-to-maturity marketable securities (1)	Level 1	$35,863	$35,357	$65,943	$64,584
Liabilities (including current maturities):
3.75% Convertible Notes (2)	Level 2	$373,750	$475,601	$—	$—
2.75% Convertible Notes (2)	Level 2	$31,338	$51,045	$230,000	$281,365
Fourth Amended and Restated Credit Agreement - Term Loan (2)	Level 3	$150,000	$153,585	$—	$—
Fourth Amended and Restated Credit Agreement - Revolver (2)	Level 3	$100,000	$102,317	$50,000	$49,536
(1)All marketable securities were classified as held-to-maturity and consisted of U.S. Government and agency obligations as of December 31, 2023 and 2022.
(2)The fair values of our 2.75% Convertible Notes and 3.75% Convertible Notes are based on the median price of the notes in an active market. The fair value of the Fourth Amended and Restated Credit Agreement (the "Credit Agreement") is based on borrowing rates available to us for long-term loans with similar terms, average maturities, and credit risk. See Note 14 for definitions of, and more information about the 2.75% Convertible Notes, 3.75% Convertible Notes and Credit Agreement.
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
At least annually, we measure certain nonfinancial assets and liabilities at fair value on a nonrecurring basis. As of December 31, 2023 and 2022, the nonfinancial assets and liabilities included our asset retirement and reclamation obligations, as well as assets and corresponding liabilities associated with performance guarantees. Asset retirement and reclamation obligations were measured using Level 3 inputs and performance guarantees were measured using Level 2 inputs.
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
We estimate our liability for performance guarantees for our unconsolidated construction joint ventures and line item joint ventures using estimated partner bond rates, which are Level 2 inputs, and include them in accrued expenses and other current liabilities (see Note 13) with a corresponding increase in equity in construction joint ventures in the consolidated balance sheets. See Note 1 for further discussion of performance guarantees.
During the years ended December 31, 2023 and 2022, we had no material nonfinancial asset and liability fair value adjustments.
9. Construction Joint Ventures
We participate in various construction joint ventures. As discussed in Note 1, we have determined that certain of these joint ventures are consolidated because they are VIEs and we are the primary beneficiary. We continually evaluate whether there are changes in the status of the VIEs or changes to the primary beneficiary designation of the VIE. Based on our assessments during the years ended December 31, 2023, 2022 and 2021, we determined no change was required for existing joint ventures.
Due to the joint and several nature of the performance obligations under the related owner contracts, if any of the partners fail to perform, we and the remaining partners, if any, would be responsible for performance of the outstanding work (i.e., we provide a performance guarantee). At December 31, 2023, there was $195.6 million of remaining contract value on unconsolidated and line item construction joint venture contracts of which $93.1 million represented our share and the remaining $102.5 million represented our partners’ share. We are not able to estimate amounts that may be required beyond the remaining cost of the work to be performed. These costs could be offset by billings to the customer or by proceeds from our partners’ corporate and/or other guarantees. See Note 13 for disclosure of the performance guarantee amounts recorded in the consolidated balance sheets and Note 1 for additional discussion regarding performance guarantees.
Consolidated Construction Joint Ventures
At December 31, 2023, we were engaged in ten active CCJV projects with total contract values ranging from $47.7 million to $426.5 million for a combined total of $2.0 billion of which our share was $1.2 billion. As of December 31, 2023, our share of revenue remaining to be recognized on these CCJVs was $345.5 million and ranged from $1.3 million to $133.1 million by project. Our proportionate share of the equity in these joint ventures was between 50.0% and 70.0%. During the years ended December 31, 2023, 2022 and 2021, total revenue from CCJVs was $307.2 million, $437.1 million and $405.1 million, respectively. During the years ended December 31, 2023, 2022 and 2021, CCJVs used $38.1 million, $5.7 million and $4.1 million of operating cash flows, respectively.
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
As of December 31, 2023, we were engaged in seven active unconsolidated joint venture projects with total contract values ranging from $6.0 million to $3.7 billion for a combined total of $7.9 billion of which our share was $2.2 billion. Our proportionate share of the equity in these unconsolidated joint ventures ranged from 23.3% to 50.0%. As of December 31, 2023, our share of the revenue remaining to be recognized on these unconsolidated construction joint ventures was $55.7 million and ranged from $1.4 million to $32.3 million by project.
The following is summary financial information related to unconsolidated construction joint ventures:

(in thousands)	December 31, 2023	December 31, 2022
Assets
Cash, cash equivalents and marketable securities	$117,962	$130,635
Other current assets (1)	666,536	681,221
Noncurrent assets	52,580	76,204
Less: partners’ interest	574,723	604,741
Granite’s interest (1),(2)	$262,355	$283,319
Liabilities
Current liabilities	$191,175	$244,411
Less: partners’ interest and adjustments (3)	85,131	130,911
Granite’s interest	$106,044	$113,500
Equity in construction joint ventures (4)	$156,311	$169,819
(1)Included in this balance and in accrued and other current liabilities on the consolidated balance sheets as of December 31, 2023 and 2022 was $57.8 million and $64.7 million, respectively, related to performance guarantees (see Note 13).
(2)Included in this balance as of December 31, 2023 and 2022 was $66.6 million and $104.3 million, respectively, related to Granite’s share of estimated cost recovery of customer affirmative claims. In addition, this balance included $1.7 million and $2.7 million related to Granite’s share of estimated recovery of back charge claims as of December 31, 2023 and 2022, respectively.
(3)Partners’ interest and adjustments includes amounts to reconcile total net assets as reported by our partners to Granite’s interest adjusted to reflect our accounting policies and estimates primarily related to contract forecast differences.
(4)Included in this balance and in accrued expenses and other current liabilities on the consolidated balance sheets was $14.9 million and $14.0 million as of December 31, 2023 and 2022, respectively, related to deficits in unconsolidated construction joint ventures which includes provisions for losses.

Years Ended December 31,	2023	2022	2021
(in thousands)
Revenue
Total	$66,738	$330,835	$820,586
Less: partners’ interest and adjustments (1)	42,230	210,678	526,522
Granite’s interest	$24,508	$120,157	$294,064
Cost of revenue
Total	$95,448	$378,237	$835,899
Less: partners’ interest and adjustments (1)	51,359	238,699	540,854
Granite’s interest	$44,089	$139,538	$295,045
Granite’s interest in gross loss	$(19,581)	$(19,381)	$(981)
Net Loss
Total	$(24,843)	$(47,904)	$(15,533)
Less: partners’ interest and adjustments (1)	(6,226)	(28,228)	(14,765)
Granite’s interest in net loss (2)	$(18,617)	$(19,676)	$(768)
(1)Partners’ interest and adjustments includes amounts to reconcile total revenue and total cost of revenue as reported by our partners to Granite’s interest adjusted to reflect our accounting policies and estimates primarily related to contract forecast and/or actual differences.
(2)These joint ventures' net loss amounts exclude our corporate overhead required to manage the joint ventures and include taxes only to the extent the applicable states have joint venture level taxes.
Line Item Joint Ventures
As of December 31, 2023, we were engaged in four active line item joint venture construction projects with a total contract value of $334.9 million of which our portion was $212.0 million. As of December 31, 2023, our share of revenue remaining to be recognized on these line item joint ventures was $37.4 million. During the years ended December 31, 2023, 2022 and 2021, our portion of revenue from line item joint ventures was $5.3 million, $35.4 million and $67.8 million, respectively.
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
Our investments in affiliates balance consists of equity method investments in the following types of entities:

(in thousands)	December 31, 2023	December 31, 2022
Foreign	$68,407	$58,579
Real estate	7,136	8,517
Asphalt terminal	17,367	13,629
Total investments in affiliates	$92,910	$80,725

The following table provides summarized balance sheet information for our affiliates accounted for under the equity method on a combined basis:

(in thousands)	December 31, 2023	December 31, 2022
Current assets	$204,897	$194,210
Noncurrent assets	159,694	172,560
Total assets	$364,591	$366,770
Current liabilities	$81,899	$106,780
Long-term liabilities (1)	54,591	59,356
Total liabilities	$136,490	$166,136
Net assets	$228,101	$200,634
Granite’s share of net assets	$92,910	$80,725
(1)This balance is primarily related to local bank debt for equipment purchases, working capital in our foreign affiliates and debt associated with our real estate investments.
Of the $364.6 million in total assets as of December 31, 2023, we had investments in two real estate entities with total assets of $30.5 million and $25.8 million, our foreign affiliates had total assets of $265.0 million, and the asphalt terminal entity had total assets of $43.2 million. As of December 31, 2023 and 2022, all of the equity method investments in real estate affiliates were in residential real estate in Texas. As of December 31, 2023, our percent ownership in the real estate entities ranged from 10% to 25%. We have direct and indirect investments in our foreign affiliates, and our percent ownership in foreign affiliates ranged from 25% to 50% as of December 31, 2023.
The following table provides summarized statements of operations information for our affiliates accounted for under the equity method on a combined basis (in thousands):

Years Ended December 31,	2023	2022	2021
(in thousands)
Revenue	$476,361	$377,256	$302,084
Gross profit	$142,139	$95,816	$74,939
Income before taxes	$99,108	$60,513	$38,261
Net income	$86,124	$47,331	$33,864
Granite’s interest in affiliates’ net income	$25,748	$13,571	$12,586

11. Property and Equipment, net
The following table presents the major classes of assets and total accumulated depreciation and depletion:

(in thousands)	December 31, 2023	December 31, 2022
Equipment and vehicles	$1,140,195	$994,602
Quarry property	251,922	219,843
Land and land improvements	105,872	105,733
Buildings and leasehold improvements	102,676	103,658
Office furniture and equipment	72,098	82,465
Property and equipment	1,672,763	1,506,301
Less: accumulated depreciation and depletion	1,009,899	997,091
Property and equipment, net	$662,864	$509,210
Depreciation and depletion expense primarily included in cost of revenue in our consolidated statements of operations was $89.2 million, $79.5 million and $97.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.
As discussed in Note 1, we have asset retirement obligations, which are liabilities associated with our legally required obligations to reclaim owned and leased quarry property and related facilities. As of December 31, 2023 and 2022, $5.8 million and $1.8 million, respectively, of our asset retirement obligations were included in accrued expenses and other current liabilities and $32.7 million and $27.4 million, respectively, were included in other long-term liabilities in the consolidated balance sheets. Of the amount included in other long-term liabilities as of December 31, 2023, $4.8 million is expected to be settled in 2025, $1.6 million in 2026, $6.3 million in 2027, $1.4 million in 2028 and the remaining $18.6 million is expected to be settled thereafter.
The following table summarizes the asset retirement obligation balances for the periods presented (in thousands):

Years Ended December 31,	2023	2022
Beginning balance	$29,190	$24,950
Acquisition additions	6,422	—
Revisions to estimates	1,726	4,904
Liabilities settled	(371)	(2,015)
Accretion	1,562	1,351
Ending balance	$38,529	$29,190

12. Intangible Assets
Indefinite-lived Intangible Assets
Indefinite-lived intangible assets primarily consist of goodwill. The following table presents the goodwill balance by reportable segment:

(in thousands)	December 31, 2023	December 31, 2022
Construction	$130,569	$71,757
Materials	24,435	1,946
Total goodwill	$155,004	$73,703
Amortized Intangible Assets
As of December 31, 2023 and 2022, net amortized intangible assets were $117.2 million and $9.1 million, respectively, net of accumulated amortization of $24.8 million and $24.1 million, respectively. The intangible assets balances in the consolidated balance sheets as of December 31, 2023 and 2022 also included an immaterial amount of indefinite-lived intangible assets. The increase in the 2023 amortized intangible assets balance was primarily related to the LRC/MSG acquisition (see Note 2) which contributed $110.7 million of amortized intangible assets. Of this, $83.9 million were customer relationship intangibles.
The net amortization expense related to amortized intangible assets for each of the years ended December 31, 2023, 2022 and 2021 was $2.3 million, $2.0 million and $10.1 million, respectively, and was primarily included in cost of revenue in the consolidated statements of operations. Amortization expense based on the amortized intangible assets balance at December 31, 2023 is expected to be $14.3 million in 2024, $7.1 million in 2025, $7.1 million in 2026, $6.7 million in 2027, $6.5 million in 2028 and $75.4 million thereafter.

13. Accrued Expenses and Other Current Liabilities

(in thousands)	December 31, 2023	December 31, 2022
Accrued insurance	$81,936	$78,427
Deficits in unconsolidated construction joint ventures	14,921	13,989
Payroll and related employee benefits	105,418	80,910
Performance guarantees	57,849	64,703
Short-term lease liabilities	16,826	18,662
Other	60,790	31,778
Total	$337,740	$288,469
Other includes dividends payable, warranty reserves, asset retirement obligations, remediation reserves, the LRC/MSG tax make-whole liability (see Note 2) and other miscellaneous accruals, none of which are greater than 5% of total current liabilities.
14. Long-Term Debt

(in thousands)	December 31, 2023	December 31, 2022
3.75% Convertible Notes	$373,750	$—
2.75% Convertible Notes	31,338	230,000
Credit Agreement - Term Loan	150,000	—
Credit Agreement - Revolver	100,000	50,000
Debt issuance costs and other	(375)	8,381
Total debt	$654,713	$288,381
Less: current maturities	39,932	1,447
Total long-term debt	$614,781	$286,934
The aggregate minimum principal maturities of long-term debt related to balances at December 31, 2023, excluding debt issuance costs, and including current maturities are as follows: $40.3 million in 2024; $8.6 million in 2025; $14.3 million in 2026; $227.5 million in 2027 and $373.8 million in 2028.
Credit Agreement
During the first half of 2022, we prepaid 100% of our outstanding term loan and replaced the Third Amended and Restated Credit Agreement dated May 31, 2018 with the Fourth Amended and Restated Credit Agreement (as amended, the “Credit Agreement”) maturing June 2, 2027. The Credit Agreement consisted of a $350.0 million senior secured, five-year revolving credit facility (the “Revolver”), including an accordion feature allowing us to increase borrowings up to the greater of (a) $200.0 million and (b) 100% of twelve-month trailing EBITDA, subject to lender approval. The Credit Agreement included a $150.0 million sublimit for letters of credit ($75.0 million for financial letters of credit) and a $20.0 million sublimit for swingline loans.
In May 2023, we entered into Amendment No. 1 to the Credit Agreement ("Amendment No. 1"). Amendment No. 1 amended the Credit Agreement to, among other things, permit us to exchange our 2.75% Convertible Notes for cash and shares of our common stock and to clarify that (i) the issuance of the 3.75% Convertible Notes was permitted under the terms of the Credit Agreement and (ii) that a Swap Contract (as defined in the Credit Agreement) does not include any Permitted Call Spread Transaction (as defined in the Credit Agreement).
In November 2023, we entered into Amendment No. 2 to the Credit Agreement ("Amendment No. 2") which amended it to, among other things, provide for a $150 million senior secured term loan (the “Term Loan”), which was fully drawn on closing to fund the LRC/MSG acquisition. Borrowings under the Term Loan bear interest at term Secured Overnight Financing Rate (“SOFR”) with an interest period of one, three or six months (at our option), or such other period that is twelve months or less and consented to by all lenders subject to a credit spread adjustment of 0.1% for one-month and three-month daily simple SOFR and term SOFR and 0.25% for six-month term SOFR, or a base rate (at our option), in each case, plus an applicable margin of between 1.25% and 2.25% for term SOFR loans and 0.25% and 1.25% for base rate loans, in each case, based on the our Consolidated Leverage Ratio (as defined in our Credit Agreement). The Term Loan will mature on June 2, 2027 and will amortize 5% per year payable in quarterly installments beginning in the first quarter of 2024.

We may borrow on the Revolver, at our option, at either (a) the SOFR term rate plus a credit adjustment spread plus applicable margin ranging from 1.0% to 2.0%, or (b) a base rate plus an applicable margin ranging from 0.0% to 1.0%. The applicable margin is based on our Consolidated Leverage Ratio (as defined in our Credit Agreement), calculated quarterly. As of December 31, 2023, the total unused availability under the Revolver was $230.7 million, resulting from $19.3 million in issued and outstanding letters of credit and $100.0 million drawn under the Revolver. The letters of credit had expiration dates between June 2024 and December 2027.
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
We will not be able to redeem the 3.75% Convertible Notes prior to May 20, 2026. On or after May 20, 2026, we have the option to redeem for cash all or any portion of the 3.75% Convertible Notes if the last reported sale price of our common stock is equal to or greater than 130% of the conversion price for a specified period of time at a redemption price equal to 100% of the principal amount of the 3.75% Convertible Notes to be redeemed, plus any accrued but unpaid interest to, but excluding, the redemption date. The indenture governing the 3.75% Convertible Notes contains customary events of default. In the case of an event of default arising from certain events of bankruptcy, insolvency or reorganization, with respect to us or our significant subsidiaries, all outstanding 3.75% Convertible Notes will become due and payable immediately without further action or notice. If any other event of default occurs and is continuing, then the trustee or the holders of at least 25% in aggregate principal amount of the 3.75% Convertible Notes then outstanding may declare the 3.75% Convertible Notes due and payable immediately.
The net proceeds from the sale of the 3.75% Convertible Notes were approximately $364.4 million after deducting the initial purchasers’ discount. We used approximately $53.0 million of the net proceeds from the offering to pay the cost of the Capped Call Transactions (as described below). In addition, we used approximately $198.8 million of the net proceeds and issued 1,390,500 shares of Granite common stock in exchange for approximately $198.7 million aggregate principal amount of our 2.75% Convertible Notes concurrent with the offering in separate and individually negotiated transactions (the "Exchange Transaction"). In connection with the Exchange Transaction, we entered into partial unwind agreements (the “Unwind Agreements”) with certain financial institutions to unwind a portion of the convertible note hedge and warrant transactions entered into in connection with the offering of the 2.75% Convertible Notes (the “Unwind Transactions”). Pursuant to the Unwind Agreements, we received 1,390,516 shares of our common stock (and cash in lieu of any fractional shares) in respect of the unwind of the portion of the existing convertible note hedge transactions that correspond to the 2.75% Convertible Notes that were exchanged in the Exchange Transaction described above and paid $13.2 million in cash in respect of the unwind of the portion of the existing warrant transactions that correspond to the 2.75% Convertible Notes that were exchanged in the Exchange Transaction described above.
Capped Call Transactions
In May 2023, we entered into capped call transactions (the "Capped Call Transactions") in connection with the offering of the 3.75% Convertible Notes. The Capped Call Transactions are expected generally to reduce the potential dilution to our common stock upon conversion of the 3.75% Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 3.75% Convertible Notes, as the case may be. If, however, the market price per share of our common stock, as measured under the terms of the Capped Call Transactions, exceeds the cap price ($79.83) of the Capped Call Transactions, there would nevertheless be dilution and/or there would not be an offset of such cash payments, in each case, to the extent that such market price exceeds the cap price of the Capped Call Transactions.
2.75% Convertible Notes
The 2.75% Convertible Notes were issued in November 2019 in an aggregate principal amount of $230.0 million, with an interest rate of 2.75% and a maturity date of November 1, 2024, unless earlier converted, redeemed or repurchased. The 2.75% Convertible Notes are convertible at the option of the holders prior to the close of business on the business day before May 1, 2024 only during certain periods and upon the occurrence of certain events. After May 1, 2024, the 2.75% Convertible Notes will be convertible at the option of the holders at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The conversion rate applicable to the 2.75% Convertible Notes is 31.7776 shares of Granite common stock per $1,000 principal amount of 2.75% Convertible Notes, which is equivalent to a conversion price of approximately $31.47 per share of Granite common stock. Upon conversion, we will pay or deliver, as the case may be, cash, shares of Granite common stock or a combination of cash and shares of Granite common stock, at our election. In addition, upon the occurrence of a “make-whole fundamental change” as defined in the indenture governing the 2.75% Convertible Notes prior to the maturity date of the 2.75% Convertible Notes or if we deliver a notice of redemption, we will, in certain circumstances, increase the conversion rate for a holder that elects to convert its 2.75% Convertible Notes in connection with such a make-whole fundamental change or notice of redemption.
We have the option to redeem for cash all or any portion of the 2.75% Convertible Notes if the last reported sale price of our common stock is equal to or greater than 130% of the conversion price for a specified period of time at a redemption price equal to 100% of the principal amount of the 2.75% Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. Upon the occurrence of a “fundamental change” as defined in the indenture governing the 2.75% Convertible Notes, holders may require us to repurchase for cash all or any portion of their 2.75% Convertible Notes at a price equal to 100% of the principal amount of the 2.75% Convertible Notes to be repurchased plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The indenture governing the 2.75% Convertible Notes contains customary events of default. In the case of an event of default arising from certain events of bankruptcy, insolvency or reorganization, with respect to us or our significant subsidiaries, all outstanding 2.75% Convertible Notes will become due and payable immediately without further action or notice. If any other event of default occurs and is continuing, then the trustee or the holders of at least 25% in aggregate principal amount of the 2.75% Convertible Notes then outstanding may declare the notes due and payable immediately.
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
Covenants and Events of Default
Our Credit Agreement requires us to comply with various affirmative, restrictive and financial covenants, including the financial covenants described below. Our failure to comply with these covenants would constitute an event of default under the Credit Agreement. Additionally, the 2.75% Convertible Notes and 3.75% Convertible Notes are governed by the terms and conditions of their respective indentures. Our failure to pay principal, interest or other amounts when due or within the relevant grace period on our 2.75% Convertible Notes, our 3.75% Convertible Notes or our Credit Agreement would constitute an event of default under the 2.75% Convertible Notes indenture, the 3.75% Convertible Note indenture or the Credit Agreement. A default under our Credit Agreement could result in (i) us no longer being entitled to borrow under such facility; (ii) termination of such facility; (iii) the requirement that any letters of credit under such facility be cash collateralized; (iv) acceleration of amounts owed under the Credit Agreement; and/or (v) foreclosure on any collateral securing the obligations under such facility. A default under the 2.75% Convertible Notes indenture or the 3.75% Convertible Notes indenture could result in acceleration of the maturity of the notes.
The most significant financial covenants under the terms of our Credit Agreement require the maintenance of a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio. As of December 31, 2023, we were in compliance with all covenants contained in the Credit Agreement. We are not aware of any non-compliance by any of our unconsolidated real estate entities with the covenants contained in their debt agreements.

Debt Issuance Costs
During the year ended December 31, 2023, we capitalized $10.9 million in third party offering costs related to the issuance of the 3.75% Convertible Notes and the Term Loan. These debt issuance costs will be amortized over the expected life of the 3.75% Convertible Notes and the Term Loan, respectively.
During the years ended December 31, 2023, 2022 and 2021, we recorded $3.5 million, $2.5 million and $3.2 million, respectively, of amortization related to debt issuance costs. The year ended December 31, 2023 includes $1.7 million of accelerated amortization of debt issuance costs associated with the 2.75% Convertible Notes that were repaid and are included in the loss on debt extinguishment.
15. Leases
We have leases for office and shop space, as well as for equipment primarily utilized in our construction projects. As of December 31, 2023, our lease contracts were primarily classified as operating leases and had terms ranging from month-to-month to 31 years. As of December 31, 2023 and 2022, right of use assets and long term lease liabilities were separately presented and short term lease liabilities of $16.8 million and $18.6 million, respectively, were included in accrued expenses and other current liabilities in our consolidated balance sheets. As of December 31, 2023, we had no lease contracts that had not yet commenced but created significant rights and obligations. Lease expense was $21.4 million, $21.9 million, $22.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.
As of December 31, 2023 and 2022 our weighted-average remaining lease term was 9.39 years and 4.28 years, respectively, and the weighted-average discount rate was 4.92% and 3.85%, respectively.
As of December 31, 2023, the lease liability is equal to the present value of the remaining lease payments, discounted using the incremental borrowing rate on our secured debt, using one maturity discount rate that is updated quarterly, as it is not materially different than the discount rates applied to each of the leases in the portfolio.
The following table summarizes the maturities of our undiscounted lease liabilities outstanding as of December 31, 2023 (in thousands):

2024	$21,094
2025	16,314
2026	14,070
2027	10,849
2028	6,718
Thereafter	41,569
Total future minimum lease payments	$110,614
Less: imputed interest	(30,240)
Total	$80,374
Royalties
Excluded from the table above are minimum royalty requirements under all contracts, primarily quarry property, in effect at December 31, 2023 which are payable as follows: $1.9 million in 2024; $1.3 million in 2025; $1.3 million in 2026; $0.9 million in 2027; $0.9 million in 2028; and $6.3 million thereafter.
16. Employee Benefit Plans
Profit Sharing and 401(k) Plan: The Profit Sharing and 401(k) Plan (the “401(k) Plan”) is a defined contribution plan covering all employees except employees covered by collective bargaining agreements and certain employees of our CCJVs. Our 401(k) matching contributions can be up to 6% of an employee’s gross pay at the discretion of the Board of Directors. Our 401(k) matching contributions to the 401(k) Plan for the years ended December 31, 2023, 2022 and 2021 were $18.6 million, $17.7 million, and $19.1 million, respectively. Profit sharing contributions from us may be made to the 401(k) Plan in an amount determined by the Board of Directors. We made no profit sharing contributions during the years ended December 31, 2023, 2022 and 2021.
Non-Qualified Deferred Compensation Plan: We offer a Non-Qualified Deferred Compensation Plan (“NQDC Plan”) to a select group of our highly compensated employees and non-employee directors. The NQDC Plan provides participants the opportunity to defer payment of certain compensation as defined in the NQDC Plan. Our NQDC Plan obligations are funded through a Rabbi Trust which was fully funded as of December 31, 2023. The assets held by the Rabbi Trust at

December 31, 2023 and 2022 are substantially in the form of Company-owned life insurance and are included in other noncurrent assets in the consolidated balance sheets. As of December 31, 2023, there were 66 active participants in the NQDC Plan. NQDC Plan obligations were $25.2 million and $23.1 million as of December 31, 2023 and 2022, respectively, and were primarily included in other long-term liabilities in the consolidated balance sheets. In addition, we had supplemental retirement benefits of $3.7 million and $3.7 million in other long-term liabilities in the consolidated balance sheets as of December 31, 2023 and 2022, respectively. Our significant obligations related to the NQDC Plan are $3.1 million in 2024, $2.2 million in 2025, $1.9 million in 2026, $1.5 million in 2027, $1.5 million in 2028 and $15.0 million thereafter.
Multi-employer Pension Plans: As of December 31, 2023, three of our wholly-owned subsidiaries, Granite Construction Company, Layne Christensen Company and Granite Industrial, Inc. contribute to various multi-employer pension plans on behalf of union employees. The risks of participating in these multi-employer plans are different from single-employer plans in the following aspects:
•Assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers.
•If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.
•If we chose to stop participating in some of the multi-employer plans, we may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.
The following table presents our participation in these plans (dollars in thousands):

		Pension Protection Act (“PPA”) Certified Zone Status (1)			Contributions
Pension Trust Fund	Pension Plan Employer Identification Number	2023	2022	FIP / RP Status Pending / Implemented (2)	2023	2022	2021	Surcharge Imposed	Expiration Date of Collective Bargaining Agreement (3)
Operating Engineers Pension Trust Fund	95-6032478	Green	Yellow	No	$5,357	$4,768	$5,266	No	6/30/2025
Locals 302 and 612 IUOE-Employers Construction Industry Retirement Plan	91-6028571	Green	Green	No	6,520	5,204	4,744	No	5/31/2024 5/31/2025 3/31/2026
Pension Trust Fund for Operating Engineers	94-6090764	Yellow	Yellow	Yes	10,434	9,783	10,095	No	6/30/2024 10/31/2024 3/31/2025 3/31/2026 6/30/2026 9/30/2026 3/31/2027
All other funds (48 as of December 31, 2023)					20,466	18,270	21,517
			Total contributions:		$42,777	$38,025	$41,622
(1)The most recent PPA zone status available in 2023 and 2022 is for the plan’s year-end during 2022 and 2021, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the orange zone are less than 80 percent funded and have an Accumulated Funding Deficiency in the current year or projected into the next six years, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.
(2)The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented.
(3)Lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject. Pension trust funds with a range of expiration dates have various collective bargaining agreements.
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

17. Shareholders’ Equity
Stock-based Compensation: On June 2, 2021, our stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”), which replaced the Amended and Restated 2012 Equity Incentive Plan (the “2012 Plan”) and no further awards may be granted under the 2012 Plan. The 2021 Plan provides for the issuance of restricted stock, RSUs and stock options to eligible employees and to members of our Board of Directors. A total of 2,507,814 shares of our common stock were reserved for issuance under the 2021 Plan of which 1,940,149 remained available as of December 31, 2023. During the years ended December 31, 2023, 2022 and 2021, we did not grant any stock options or restricted stock awards and as of December 31, 2023, there were no stock options or restricted stock awards outstanding.
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
RSU stock compensation cost is recognized ratably over the shorter of the vesting period (generally ranging from immediate vesting to three years) or the period from grant date to the first date after the holder reaches age 62 and has completed certain specified years of service, when all RSUs become fully vested. Vesting of RSUs is not subject to any market or performance conditions and vesting provisions are at the discretion of the Compensation Committee. A recipient of RSUs may not sell or otherwise transfer unvested RSUs and, in the event a recipient’s employment or board service is terminated prior to the end of the vesting period, any unvested RSUs are surrendered to us, subject to limited exceptions.
A summary of the changes in our RSUs during the years ended December 31, 2023, 2022 and 2021 is as follows (shares in thousands):

Years Ended December 31,	2023		2022		2021
	RSUs	Weighted-Average Grant-Date Fair Value per RSU	RSUs	Weighted-Average Grant-Date Fair Value per RSU	RSUs	Weighted-Average Grant-Date Fair Value per RSU
Outstanding, beginning balance	568	$31.64	553	$30.09	601	$24.96
Granted	315	40.86	311	31.70	254	40.34
Vested	(289)	30.83	(263)	28.98	(235)	28.77
Forfeited	(27)	36.09	(33)	28.21	(67)	22.50
Outstanding, ending balance	568	$37.05	568	$31.64	553	$30.09
Compensation cost related to RSUs was $10.5 million ($7.8 million net of statutory tax rate), $7.5 million ($5.6 million net of statutory tax rate), and $6.6 million ($4.9 million net of statutory tax rate) for the years ended December 31, 2023, 2022 and 2021, respectively. The grant date fair value of RSUs vested during the years ended December 31, 2023, 2022 and 2021 was $8.9 million, $7.6 million and $6.8 million, respectively. As of December 31, 2023, there was $9.4 million of unrecognized compensation cost related to RSUs which will be recognized over a remaining weighted-average period of 1.3 years.
401(k) Plan: As of December 31, 2023, the 401(k) Plan owned 952,239 shares of our common stock. Dividends on shares held by the 401(k) Plan are charged to retained earnings and all shares held by the 401(k) Plan are treated as outstanding in computing our earnings per share.
Share Repurchase Program: As announced on February 3, 2022, on February 1, 2022, the Board of Directors authorized us to purchase up to $300.0 million of our common stock at management’s discretion (the “2022 authorization”). As of December 31, 2023, $231.5 million of the 2022 authorization remained available with no purchases in 2023 and purchases of 2,298,353 shares for $68.5 million in 2022. The specific timing and amount of any future repurchases will vary based on market conditions, securities law limitations and other factors.

18. Weighted Average Shares Outstanding and Net Income Per Share
The following table presents a reconciliation of net income and the weighted average shares of common stock used in calculating basic and diluted net income per share as well as the calculation of basic and diluted net income per share.

Years Ended December 31,	2023	2022	2021
Numerator
Net income attributable to common shareholders for basic earnings per share	$43,599	$83,302	$10,096
Add: Interest expense, net of tax, related to Convertible Notes (1)(2)	7,622	5,890	—
Net income attributable to common shareholders for diluted earnings per share	$51,221	$89,192	$10,096
Denominator
Weighted average common shares outstanding, basic	43,879	44,485	45,788
Add: Dilutive effect of RSUs	583	532	533
Add: Dilutive effect of Convertible Notes (1)(2)(3)	8,103	7,309	1,279
Weighted average common shares outstanding, diluted	52,565	52,326	47,599
Net income per share, basic	$0.99	$1.87	$0.22
Net income per share, diluted	$0.97	$1.70	$0.21
(1)Beginning in 2022, with the adoption of ASU 2020-06, we have applied the if-converted method for calculating diluted earnings per share.
(2)Interest expense, net of tax, related to the 2.75% Convertible Notes of $2.5 million and the potential dilution from the 2.75% Convertible Notes converting into 995,847 shares of common stock for the year ended December 31, 2023 have been excluded from the calculation of diluted earnings per share, as their inclusion would have been antidilutive.
(3)In connection with the issuance of the 3.75% Convertible Notes in May 2023, we entered into Capped Calls Transactions, which were not included for purposes of calculating the number of diluted shares outstanding at December 31, 2023, as their effect would have been anti-dilutive.

19. Income Taxes
The following is a summary of income before income taxes (in thousands):

Years Ended December 31,	2023	2022	2021
Domestic	$92,552	$97,235	$13,531
Foreign	(32,698)	(5,418)	8,596
Total income before income taxes	$59,854	$91,817	$22,127

The following is a summary of the provision for income taxes (in thousands):

Years Ended December 31,	2023	2022	2021
Federal:
Current	$1,579	$255	$1,382
Deferred	23,331	10,326	15,022
Total federal	24,910	10,581	16,404
State:
Current	3,565	5,721	(935)
Deferred	1,362	(1,691)	2,652
Total state	4,927	4,030	1,717
Foreign:
Current	(1,432)	1,951	2,663
Deferred	1,862	(3,602)	(1,071)
Total foreign	430	(1,651)	1,592
Total provision for income taxes	$30,267	$12,960	$19,713
The following is a reconciliation of our provision for income taxes based on the Federal statutory tax rate to our effective tax rate (dollars in thousands):

Years Ended December 31,	2023		2022		2021
Federal statutory tax	$12,569	21.0%	$19,282	21.0%	$4,647	21.0%
Non-deductible debt extinguishment costs	10,360	17.3	—	—	—	—
State taxes, net of federal tax benefit	5,171	8.6	2,761	3.0	1,912	8.6
Foreign taxes	(3,473)	(5.8)	(2,695)	(2.9)	1,912	8.6
Percentage depletion deduction	(1,119)	(1.9)	(1,062)	(1.2)	(1,015)	(4.6)
Non-controlling interests	2,942	4.9	933	1.0	1,613	7.3
Nondeductible expenses	2,699	4.5	3,744	4.1	1,398	6.3
Company-owned life insurance	(466)	(0.8)	902	1.0	(736)	(3.3)
Stock-based compensation	(685)	(1.2)	(330)	(0.4)	(664)	(3.0)
Changes in uncertain tax positions	(96)	(0.2)	(54)	(0.1)	—	—
Change in valuation allowance, net	3,163	5.3	(3,212)	(3.5)	(518)	(2.3)
Assets held for sale	—	—	(14,427)	(15.7)	10,089	45.6
Nondeductible goodwill	945	1.6	8,212	9.0	—	—
Return to provision adjustments	(1,250)	(2.1)	(1,102)	(1.2)	1,153	5.2
Other	(493)	(0.8)	8	—	(78)	(0.3)
Total	$30,267	50.6%	$12,960	14.1%	$19,713	89.1%
The variance from the statutory tax rate in 2023 is due primarily to the tax expense associated with non-deductible debt extinguishment costs and state and local income taxes.

The following is a summary of the deferred tax assets and liabilities:

(in thousands)	December 31, 2023	December 31, 2022
Long-term deferred tax assets:
Receivables	$1,328	$2,818
Insurance	15,018	12,575
Deferred compensation	10,424	9,432
Convertible debt - call option amortization	11,963	3,832
Accrued compensation	3,811	3,354
Other accrued liabilities	1,218	1,536
Contract income recognition	16,986	16,181
Lease liabilities	16,272	12,572
Net operating loss carryforwards	40,541	41,388
Valuation allowance	(24,569)	(19,919)
Other	3,587	2,671
Total long-term deferred tax assets	96,579	86,440
Long-term deferred tax liabilities:
Property and equipment	76,067	53,921
Right of use assets	16,041	12,202
Total long-term deferred tax liabilities	92,108	66,123
Net long-term deferred tax assets	$4,471	$20,317
The following is a summary of the net operating loss carryforwards at December 31, 2023:

(in thousands)	Expiration	Gross Carryforward	Tax Effected Carryforward
Federal net operating loss carryforwards	N/A	$67,827	$14,243
State net operating loss carryforwards	2024-2042	$187,314	9,458
Foreign tax loss carryforwards	2024-2042	$57,625	16,840
Total net operating loss carryforwards at December 31, 2023			$40,541
The federal, state and foreign net operating loss carryforwards above included unrecognized tax benefits taken in prior years and the net operating loss carryforward deferred tax asset is presented net of these unrecognized tax benefits in accordance with ASC Topic 740, Income Taxes. The federal and state net operating losses acquired during the Layne acquisition in 2018 are subject to Internal Revenue Code Section 382 limitations and may be limited in future periods and a portion may expire unused. As we expect to use the federal net operating loss carryforwards prior to expiration we believe that it is more likely than not that these deferred tax assets will be realized and no valuation allowance was deemed necessary. We have provided a valuation allowance on the net operating loss deferred tax asset or the net deferred tax assets for certain foreign, state and local jurisdictions because we do not believe it is more likely than not that they will be realized.
The following is a summary of the change in valuation allowance:

(in thousands)	December 31, 2023	December 31, 2022
Beginning balance	$19,919	$26,533
Additions (deductions), net	4,650	(6,614)
Ending balance	$24,569	$19,919
The change in the valuation allowance in 2023 is mainly due to the increase in losses and other net deferred tax assets associated with our foreign operations which we do not believe are more likely than not to be used in future years.
We intend to indefinitely reinvest certain earnings of our foreign subsidiaries and affiliates. There are generally no federal income taxes on dividends from foreign subsidiaries therefore we would only be subject to other taxes, such as withholding and local taxes, upon distribution of these earnings. We have $51.6 million of accumulated undistributed earnings that we consider indefinitely reinvested as of December 31, 2023. It is not practicable to determine the amount of taxes that would be payable upon remittance of these earnings. Deferred foreign withholding taxes have been provided on undistributed earnings of certain foreign subsidiaries and foreign affiliates where the earnings are not considered to be invested indefinitely.
Uncertain tax positions: We file income tax returns in the U.S. and various state and local jurisdictions. We are currently under examination by various state taxing authorities for various tax years. We do not anticipate that any of these audits will result in a material change in our financial position. We are no longer subject to U.S. federal examinations by tax authorities for years before 2017. With few exceptions, as of December 31, 2023, we are no longer subject to state examinations by taxing authorities for years before 2017.
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
We had approximately $22.6 million and $22.8 million of total gross unrecognized tax benefits as of December 31, 2023 and 2022, respectively. There were approximately $5.5 million of unrecognized tax benefits that would affect the effective tax rate in any future period at both December 31, 2023 and 2022. It is reasonably possible that our unrecognized tax benefit could decrease by approximately $1.5 million in 2024, of which $1.3 million would impact our effective tax rate in 2024. The decrease relates to anticipated statute expirations and anticipated resolution of outstanding unrecognized tax benefits.
The following is a tabular reconciliation of unrecognized tax benefits (in thousands). The balances in the reconciliation are the gross amounts before considering reductions related to available net operating losses. The balance of unrecognized tax benefits net of available net operating losses is included in other long-term liabilities and accrued expenses and other current liabilities in the consolidated balance sheets:

December 31,	2023	2022	2021
Beginning balance	$22,756	$22,724	$23,320
Gross increases – current period tax positions	—	—	—
Gross decreases – current period tax positions	—	—	—
Gross increases – prior period tax positions	—	—	—
Gross decreases – prior period tax positions	77	(426)	(9)
Settlements with taxing authorities/lapse of statute of limitations	(242)	(60)	(69)
Reclassification of balances from (to) held for sale	—	518	(518)
Ending balance	$22,591	$22,756	$22,724
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
The total liabilities for legal proceedings were immaterial as of December 31, 2023 and 2022. The total range of possible loss related to (i) matters considered reasonably possible, and (ii) reasonably possible amounts in excess of accrued losses recorded for probable loss contingencies, including those related to liquidated damages, could have a material impact on our consolidated financial statements if they become probable and the reasonably estimable amount is determined.
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
On February 3, 2022, a lawsuit titled Steadfast Insurance Company (“Steadfast”), a subrogee of Clark/Hathaway Dinwiddie, a Joint Venture (“CHDJV”) v. Layne Christensen Company (“Layne”), was filed in the Superior Court of the State of California, County of San Francisco, seeking damages of approximately $70.0 million for costs incurred by Steadfast on behalf of CHDJV to cure Layne’s allegedly defective work on the foundation of the Salesforce Tower. On February 4, 2022, CHDJV submitted an arbitration demand with the American Arbitration Association against Granite Construction Incorporated seeking to recover approximately $30.0 million for costs incurred by CHDJV to cure Layne’s allegedly defective work on the foundation of the Salesforce Tower. CHDJV subsequently dismissed Granite and added Layne as a respondent to the arbitration. On May 6, 2022, CHDJV consolidated its claims with those of Steadfast and joined as a plaintiff in the Steadfast lawsuit, and on May 16, 2022, the arbitration was stayed.
The parties attended mediation on August 4, 2023, and, on October 11, 2023, entered into a settlement agreement to resolve the matters in the Steadfast lawsuit and arbitration. Pursuant to the terms of the settlement agreement, Steadfast and CHDJV agreed to release the Company and Layne from any and all claims, rights, causes of action, liabilities, actions, suits, damages or demands of any kind whatsoever, that arose out of or are based upon or related to the facts alleged in the Steadfast lawsuit and arbitration. The settlement agreement contained no admission of liability, wrongdoing or responsibility by any of the parties. The settlement amount was paid on December 8, 2023 and on December 19, 2023 the Steadfast lawsuit and arbitration were dismissed with prejudice. We recorded a pre-tax charge of $20.0 million, net of insurance recovery, which is reflected in other costs on the condensed consolidated statements of operations for the year ended December 31, 2023.
21. Reportable Segment Information
Our reportable segments are the same as our operating segments and correspond with how our CODM regularly reviews financial information to allocate resources and assess performance. Our reportable segments are: Construction and Materials.
The Construction segment focuses on construction and rehabilitation of roads, pavement preservation, bridges, rail lines, airports, marine ports, dams, reservoirs, aqueducts, infrastructure and site development for use by the general public and water-related construction for municipal agencies, commercial water suppliers, industrial facilities and energy companies. It also provides construction of various complex projects including infrastructure / site development, mining, public safety, tunnel, solar, battery storage and other power-related projects. The Materials segment focuses on production of aggregates, asphalt concrete, liquid asphalt and recycled materials production for internal use in our construction projects and for sale to third parties.

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
Summarized segment information is as follows (in thousands):

Years Ended December 31,	Construction	Materials	Total
2023
Total revenue from reportable segments	$2,992,254	$717,369	$3,709,623
Elimination of intersegment revenue	—	(200,485)	$(200,485)
Revenue from external customers	$2,992,254	$516,884	$3,509,138
Gross profit	$325,055	$71,344	$396,399
Depreciation, depletion and amortization	$43,828	$29,718	$73,546
Segment assets as of period end	$598,078	$539,071	$1,137,149
2022
Total revenue from reportable segments	$2,803,935	$671,428	$3,475,363
Elimination of intersegment revenue	—	(174,107)	$(174,107)
Revenue from external customers	$2,803,935	$497,321	$3,301,256
Gross profit	$303,881	$65,613	$369,494
Depreciation, depletion and amortization	$41,836	$26,500	$68,336
Segment assets as of period end	$432,868	$364,336	$797,204
2021
Total revenue from reportable segments	$3,076,190	$587,600	$3,663,790
Elimination of intersegment revenue	—	(161,925)	$(161,925)
Revenue from external customers	$3,076,190	$425,675	$3,501,865
Gross profit	$303,228	$59,417	$362,645
Depreciation, depletion and amortization	$71,106	$26,130	$97,236
As of December 31, 2023, 2022 and 2021 segment assets included $25.1 million, $4.7 million and $10.3 million, respectively, of property and equipment located in foreign countries (primarily Canada and Mexico). During the years ended December 31, 2023, 2022 and 2021 less than 5% of our revenue was derived from foreign operations.
A reconciliation of segment gross profit to consolidated income before income taxes is as follows (in thousands):

Years Ended December 31,	2023	2022	2021
Total gross profit from reportable segments	$396,399	$369,494	$362,645
Selling, general and administrative expenses	294,466	272,610	303,015
Other costs, net	50,217	24,120	101,351
Gain on sales of property and equipment, net	(28,346)	(12,617)	(66,439)
Total other (income) expense, net	20,208	(6,436)	2,591
Income before income taxes	$59,854	$91,817	$22,127

A reconciliation of segment assets to consolidated total assets is as follows:

(in thousands)	December 31, 2023	December 31, 2022
Total assets for reportable segments	$1,137,149	$797,204
Assets not allocated to segments:
Cash and cash equivalents	417,663	293,991
Receivables, net	598,705	463,987
Other current assets, excluding segment assets	316,552	280,014
Property and equipment, net, excluding segment assets	72,709	64,851
Short-term and long-term marketable securities	35,863	65,943
Investments in affiliates	92,910	80,725
Right of use assets	78,176	49,079
Deferred income taxes, net	8,179	22,208
Other noncurrent assets	55,634	49,931
Consolidated total assets	$2,813,540	$2,167,933