Form 10-Q
period 2024-03-31
GRANITE CONSTRUCTION INC
filed 2024-05-02
CIK 861459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 26, 2024.

Class	Outstanding
Common stock, $0.01 par value	44,151,073

PART I. FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited - in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents ($137,121 and $120,224 related to consolidated construction joint ventures (“CCJVs”))	$321,752	$417,663
Short-term marketable securities	15,500	35,863
Receivables, net ($45,744 and $62,040 related to CCJVs)	429,830	598,705
Contract assets ($79,779 and $68,520 related to CCJVs)	306,004	262,987
Inventories	116,957	103,898
Equity in construction joint ventures	168,985	171,233
Other current assets ($5,780 and $5,590 related to CCJVs)	59,078	53,102
Total current assets	1,418,106	1,643,451
Property and equipment, net ($7,592 and $7,557 related to CCJVs)	665,524	662,864
Investments in affiliates	92,677	92,910
Goodwill	160,842	155,004
Intangible assets	113,201	117,322
Right of use assets	79,580	78,176
Deferred income taxes, net	8,108	8,179
Other noncurrent assets	56,997	55,634
Total assets	$2,595,035	$2,813,540

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$39,986	$39,932
Accounts payable ($55,374 and $62,755 related to CCJVs)	347,382	408,363
Contract liabilities ($49,339 and $50,929 related to CCJVs)	223,964	243,848
Accrued expenses and other current liabilities ($6,573 and $5,426 related to CCJVs)	325,103	337,740
Total current liabilities	936,435	1,029,883
Long-term debt	513,203	614,781
Long-term lease liabilities	65,115	63,548
Deferred income taxes, net	3,636	3,708
Other long-term liabilities	72,041	74,654
Commitments and contingencies (see Note 17)
Equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	—	—
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding: 44,149,644 shares as of March 31, 2024 and 43,944,118 shares as of December 31, 2023	441	439
Additional paid-in capital	479,680	474,134
Accumulated other comprehensive income	1,290	881
Retained earnings	465,047	501,844
Total Granite Construction Incorporated shareholders’ equity	946,458	977,298
Non-controlling interests	58,147	49,668
Total equity	1,004,605	1,026,966
Total liabilities and equity	$2,595,035	$2,813,540
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Revenue
Construction	$595,213	$503,416
Materials	77,062	56,652
Total revenue	672,275	560,068
Cost of revenue
Construction	538,385	466,711
Materials	79,605	60,998
Total cost of revenue	617,990	527,709
Gross profit	54,285	32,359
Selling, general and administrative expenses	87,993	73,122
Other costs, net	11,010	4,523
Gain on sales of property and equipment, net	(1,418)	(2,037)
Operating loss	(43,300)	(43,249)
Other (income) expense
Interest income	(6,702)	(3,762)
Interest expense	8,083	2,891
Equity in income of affiliates, net	(3,970)	(5,187)
Other income, net	(1,743)	(1,950)
Total other income, net	(4,332)	(8,008)
Loss before income taxes	(38,968)	(35,241)
Benefit from income taxes	(9,526)	(9,469)
Net loss	(29,442)	(25,772)
Amount attributable to non-controlling interests	(1,541)	2,749
Net loss attributable to Granite Construction Incorporated	$(30,983)	$(23,023)

Net loss per share attributable to common shareholders (see Note 15):
Basic	$(0.70)	$(0.53)
Diluted	$(0.70)	$(0.53)
Weighted average shares outstanding:
Basic	43,988	43,764
Diluted	43,988	43,764
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited - in thousands)

	Three Months Ended March 31,
	2024	2023
Net loss	$(29,442)	$(25,772)
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on cash flow hedges, net of tax	$589	$(192)
Less: reclassification for net gains included in interest expense, net of tax	226	—
Net change	$815	$(192)
Foreign currency translation adjustments, net	(406)	57
Other comprehensive income (loss), net of tax	$409	$(135)
Comprehensive loss, net of tax	$(29,033)	$(25,907)
Non-controlling interests in comprehensive (income) loss, net of tax	(1,541)	2,749
Comprehensive loss attributable to Granite Construction Incorporated, net of tax	$(30,574)	$(23,158)
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited - in thousands, except share data)

	Outstanding Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Granite Shareholders’ Equity	Non-controlling Interests	Total Equity
Balances at December 31, 2023	43,944,118	$439	$474,134	$881	$501,844	$977,298	$49,668	$1,026,966
Net loss	—	—	—	—	(30,983)	(30,983)	1,541	(29,442)
Other comprehensive income	—	—	—	409	—	409	—	409
Repurchases of common stock (1)	(135,434)	(1)	(7,415)	—	—	(7,416)	—	(7,416)
RSUs vested	341,394	3	(3)	—	—	—	—	—
Dividends on common stock ($0.13 per share per quarter)	—	—	72	—	(5,813)	(5,741)	—	(5,741)
Transactions with non-controlling interests	—	—	—	—	—	—	6,938	6,938
Stock-based compensation expense and other	(434)	—	12,891	—	—	12,891	—	12,891
Balances at March 31, 2024	44,149,644	$441	$479,679	$1,290	$465,048	$946,458	$58,147	$1,004,605

Balances at December 31, 2022	43,743,907	$437	$470,407	$788	$481,384	$953,016	$32,129	$985,145
Net loss	—	—	—	—	(23,023)	(23,023)	(2,749)	(25,772)
Other comprehensive loss	—	—	—	(135)	—	(135)	—	(135)
Repurchases of common stock (1)	(87,260)	—	(3,523)	—	—	(3,523)	—	(3,523)
RSUs vested	223,967	2	(2)	—	—	—	—	—
Dividends on common stock ($0.13 per share per quarter)	—	—	74	—	(5,778)	(5,704)	—	(5,704)
Transactions with non-controlling interests	—	—	—	—	—	—	17,574	17,574
Stock-based compensation expense and other	(390)	—	4,826	—	—	4,826	—	4,826
Balances at March 31, 2023	43,880,224	$439	$471,782	$653	$452,583	$925,457	$46,954	$972,411
(1) Represents shares withheld related to employee taxes for RSUs vested under our equity incentive plans.
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - in thousands)

Three Months Ended March 31,	2024	2023
Operating activities
Net loss	$(29,442)	$(25,772)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	29,068	19,733
Amortization related to long-term debt	758	472
Gain on sales of property and equipment, net	(1,418)	(2,037)
Stock-based compensation	12,895	4,828
Equity in net income from unconsolidated construction joint ventures	(2,290)	(911)
Net income from affiliates	(3,970)	(5,187)
Other non-cash adjustments	(691)	(151)
Changes in assets and liabilities:
Receivables	169,965	66,800
Contract assets, net	(62,882)	(59,307)
Inventories	(13,066)	(11,083)
Contributions to unconsolidated construction joint ventures	(2,000)	(3,350)
Distributions from unconsolidated construction joint ventures and affiliates	7,914	2,478
Other assets, net	(7,134)	(5,724)
Accounts payable	(60,029)	(42,955)
Accrued expenses and other liabilities, net	(13,605)	(14,522)
Net cash provided by (used in) operating activities	$24,073	$(76,688)
Investing activities
Maturities of marketable securities	20,000	10,000
Purchases of property and equipment	(27,871)	(40,461)
Proceeds from sales of property and equipment	2,535	4,518
Proceeds from company owned life insurance	—	1,545
Return of investment in affiliates	693	—
Cash paid for purchase price adjustments on business acquisition (See Note 3)	(6,119)	—
Collection of notes receivable	—	62
Net cash used in investing activities	$(10,762)	$(24,336)
Financing activities
Debt principal repayments	(102,140)	(256)
Cash dividends paid	(5,713)	(5,687)
Repurchases of common stock	(7,416)	(3,523)
Contributions from non-controlling partners	10,000	17,600
Distributions to non-controlling partners	(3,950)	(1,350)
Other financing activities, net	(3)	—
Net cash provided by (used in) financing activities	$(109,222)	$6,784
Net decrease in cash, cash equivalents	(95,911)	(94,240)
Cash and cash equivalents at beginning of period	417,663	293,991
Cash and cash equivalents at end of period	$321,752	$199,751

Supplementary Information
Right of use assets obtained in exchange for lease obligations	$6,498	$3,388
Cash paid during the period for:
Operating lease liabilities	$5,681	$5,824
Interest	$4,099	$1,012
Income taxes	$831	$166
Non-cash investing and financing activities:
RSUs issued, net of forfeitures	$17,987	$9,552
Dividends declared but not paid	$5,739	$5,704
Contributions from non-controlling partners	$888	$1,324
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  General
Basis of Presentation: The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (“we,” “us,” “our,” the “Company” or “Granite”) pursuant to the rules and regulations of the Securities and Exchange Commission, are unaudited and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023 (“Annual Report”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to state fairly our financial position at March 31, 2024 and the results of our operations and cash flows for the periods presented. The December 31, 2023 condensed consolidated balance sheet data included herein was derived from audited consolidated financial statements but does not include all disclosures required by U.S. GAAP.
During the first quarter of 2024, we reorganized our operational structure to more closely align with our two reportable segments, Construction and Materials. Previously, leaders within our three operating groups of California, Central and Mountain managed both Construction and Materials operations within each group. This change will allow us to better leverage our expertise within each reportable segment with leadership having direct oversight of their respective segment operations. As a result of the reorganization, we will no longer disclose financial information by operating group. There were no material impacts to our unaudited condensed consolidated financial statements and no changes to our reportable segments.
Due to the changes in our operational structure and the resulting changes to reporting units, we performed quantitative goodwill impairment tests, immediately before and after the reorganization, on the affected reporting units. These reporting units previously aligned with our operating group structure, but have now been combined into two reporting units, Construction and Materials. The reporting units associated with the acquisition of Lehman-Roberts Company and Memphis Stone & Gravel Company (collectively, "LRC/MSG") were not impacted by the reorganization. For each of the affected reporting units, we calculated the estimated fair value consistent with the annual impairment assessment using the discounted cash flows and market multiple methods. These tests indicated that the estimated fair values of the affected reporting units exceeded their carrying amounts with headroom in excess of 25%.
Seasonality: Our operations are typically affected more by weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability. Therefore, the results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year.
2.  Recently Issued and Adopted Accounting Pronouncements
We closely monitor all Accounting Standards Updates issued by the Financial Accounting Standards Board and other authoritative guidance. No new accounting pronouncements were adopted in the three months ended March 31, 2024 that had a material impact on our financial statements.
3.  Acquisitions
On April 24, 2023, we acquired Coast Mountain Resources (2020) Ltd. (“CMR”). CMR is a construction aggregate producer based in British Columbia, Canada operating on Malahat First Nation land. CMR results are reported in the Materials segment. This acquisition did not have a material impact on our financial statements.
On November 30, 2023 (“acquisition date”), we completed the acquisition of LRC/MSG for $278.0 million, subject to customary closing adjustments, plus an estimated amount related to tax make-whole agreements with the seller. We purchased all of the outstanding equity interests in LRC/MSG and the purchase price was funded by a $150.0 million senior secured term loan, as described further in Note 14, a draw of $100 million under our existing revolver, which was fully repaid during the three months ended March 31, 2024, and the remainder from cash on hand.
The acquired businesses are longstanding asphalt paving and asphalt and aggregates producers and suppliers. LRC/MSG operates strategically located asphalt plants and sand and gravel mines serving the greater Memphis area and northern Mississippi.
The buyer of LRC/MSG, Granite Southeast, is a wholly-owned subsidiary of Granite Construction Incorporated, and its results have been included in the Construction and Materials segments since the acquisition date. LRC/MSG’s customers are in both the public and private sectors. We have accounted for this transaction in accordance with Accounting Standards Codification ("ASC") Topic 805, Business Combinations (“ASC 805”).

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Revenue and gross loss attributable to LRC/MSG for the three months ended March 31, 2024 was $14.0 million and $8.5 million, respectively. During the three months ended March 31, 2024, we incurred an immaterial amount of pre-tax integration expenses associated with the LRC/MSG acquisition which were primarily related to professional services.
Preliminary Purchase Price Allocation
In accordance with ASC 805, the total purchase price and assumed liabilities were allocated to the net tangible and identifiable intangible assets based on their estimated fair values as of the acquisition date, as presented in the table below. These estimates are subject to revision, which may result in adjustments to the values presented below. There are certain provisional estimates that are subject to finalization, one of which is related to tax make-whole agreements with the seller of approximately $24.0 million, which will be finalized upon the former owners of LRC/MSG paying their personal tax burden related to the sale of the businesses. During the three months ended March 31, 2024, we made measurement period adjustments to reflect facts and circumstances in existence as of the acquisition date. These adjustments included a $4.6 million net increase from net working capital adjustments and a $2.0 million increase in the estimated obligation associated with the tax make-whole agreements noted above, offset by a $0.6 million net increase in the value of the net tangible and identifiable intangible assets acquired. The impact of these adjustments was an increase in goodwill of $6.0 million. We paid $6.1 million during the three months ended March 31, 2024 for net working capital adjustments associated with the acquisition of LRC/MSG.
As we continue to integrate the acquired business, we may obtain additional information on the acquired identifiable intangible assets which, if significant, may require revisions to preliminary valuation assumptions, estimates and resulting fair values. We expect to finalize these amounts within 12 months from the acquisition date.
The following table presents the preliminary purchase price allocation:

(in thousands)
Assets
Cash and cash equivalents	$12,798
Receivables	18,373
Contract assets	3,388
Inventories	13,738
Other current assets	1,032
Property and equipment	86,329
Right of use assets	15,539
Other noncurrent assets	3,718
Total tangible assets	154,915
Identifiable intangible assets	110,360
Liabilities
Accounts payable	6,806
Contract liabilities	3,213
Accrued expenses and other current liabilities	10,166
Long-term lease liabilities	15,558
Other long-term liabilities	5,960
Total liabilities assumed	41,703
Total tangible and identifiable intangible net assets acquired	223,572
Goodwill	86,780
Estimated purchase price	$310,352
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
In our review of these changes for the three months ended March 31, 2024 and 2023, we did not identify any material amounts that should have been recorded in a prior period.
During the three months ended March 31, 2024, there was one project with an increase from revisions in estimates which had an impact to gross profit of $7.4 million and a reduction of net loss of $5.6 million, none of which was attributable to non-controlling interests. The revision decreased the net loss per diluted share attributable to common shareholders by $0.13. The increase was due to changes in the estimated transaction price related to unresolved contract modifications resulting from revisions to project work plans, permitting and schedule. There were no increases from revisions in estimates, which individually had an impact of $5.0 million or more on gross profit, for the three months ended March 31, 2023.
The projects with decreases from revisions in estimates, which individually had an impact of $5.0 million or more on gross profit, are summarized as follows (dollars in millions, except per share data):

	Three Months Ended March 31,
	2024	2023
Number of projects with downward estimate changes	1	2
Range of reduction in gross profit from each project, net	$7.7	$6.2 - 11.4
Decrease to project profitability, net	$7.7	$17.6
Increase to net loss	$5.8	$13.1
Amounts attributable to non-controlling interests	$—	$5.7
Increase to net loss attributable to Granite Construction Incorporated	$5.8	$7.5
Increase to net loss per diluted share attributable to common shareholders	$0.13	$0.17
The decrease during the three months ended March 31, 2024 was due to additional costs related to changes in project duration, lower productivity than originally anticipated and increased labor and materials costs. The decreases during the three months ended March 31, 2023 were due to additional costs related to extended project duration, increased labor and materials costs, lower productivity than originally anticipated and unfavorable weather.
5.  Disaggregation of Revenue
As discussed in Note 1, during the first quarter of 2024, we reorganized our operational structure to more closely align with our two reportable segments, Construction and Materials. Previously, leaders within our three operating groups of California, Central and Mountain managed both Construction and Materials operations within each group. As a result of the reorganization, we will no longer disclose financial information by operating group and we have updated our presentation of disaggregated revenue. The prior year disaggregation of revenue amounts have been recast to conform with current period presentation.
Revenue is disaggregated by reportable segment (see Note 18) and customer type, which we believe best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.
Customer Type
Customers in our Construction segment are predominantly in the public sector which includes certain federal agencies, state departments of transportation, local transit authorities, county and city public works departments and school districts. Our private sector customers include, but are not limited to, developers, utilities and private owners of industrial, commercial and residential sites. Customers of our Materials segment include internal usage by our own construction

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
projects, as well as third-party customers. Based on the nature of the Materials business, it is not meaningful to disaggregate revenue by customer type.
The following table presents our revenue disaggregated by reportable segment and by customer type for the Construction segment:

	Three Months Ended March 31,
(in thousands)	2024	2023
Construction segment revenue:
Public	$419,816	$333,091
Private	175,397	170,325
Total Construction segment revenue	595,213	503,416
Materials segment revenue	77,062	56,652
Total revenue	$672,275	$560,068
6.  Unearned Revenue
The following table presents our unearned revenue disaggregated by customer type as of the respective periods:

(in thousands)	March 31, 2024	December 31, 2023
Public	$2,976,856	$2,892,255
Private	629,848	704,421
Total	$3,606,704	$3,596,676
All unearned revenue is in the Construction segment. Approximately $2.4 billion of the March 31, 2024 unearned revenue is expected to be recognized within the next twelve months and the remaining amount will be recognized thereafter.
7.  Contract Assets and Liabilities
As a result of changes in contract transaction price related to performance obligations that were satisfied or partially satisfied prior to the end of the periods, we recognized revenue of $84.3 million and $44.2 million during the three months ended March 31, 2024 and 2023, respectively. The changes in contract transaction price for the three months ended March 31, 2024 and 2023 were from items such as executed or estimated change orders and unresolved contract modifications and claims.
As of March 31, 2024 and December 31, 2023, the aggregate claim recovery estimates included in contract asset and liability balances were $75.1 million and $77.9 million, respectively.
The components of the contract asset balances as of the respective dates were as follows:

(in thousands)	March 31, 2024	December 31, 2023
Costs in excess of billings and estimated earnings	$142,853	$100,106
Contract retention	163,151	162,881
Total contract assets	$306,004	$262,987
As of March 31, 2024 and December 31, 2023, contract retention receivable from Brightline Trains Florida LLC represented 9.5% and 11.1%, respectively, of total contract assets. No other contract retention receivable individually exceeded 10% of total contract assets at any of the presented dates. The majority of the contract retention balance is expected to be collected within one year.
As work is performed, revenue is recognized and the corresponding contract liabilities are reduced. We recognized revenue of $198.3 million and $123.0 million during the three months ended March 31, 2024 and 2023, respectively, that was included in the contract liability balances at December 31, 2023 and 2022, respectively.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The components of the contract liability balances as of the respective dates were as follows:

(in thousands)	March 31, 2024	December 31, 2023
Billings in excess of costs and estimated earnings, net of retention	$209,099	$227,913
Provisions for losses	14,865	15,935
Total contract liabilities	$223,964	$243,848
8.  Receivables, net
Receivables include billed and unbilled amounts for services provided to clients for which we have an unconditional right to payment as of the end of the applicable period and generally do not bear interest. The following table presents major categories of receivables:

(in thousands)	March 31, 2024	December 31, 2023
Contracts completed and in progress:
Billed	$191,530	$343,190
Unbilled	115,946	119,170
Total contracts completed and in progress	307,476	462,360
Materials sales	43,816	61,808
Other	79,359	76,084
Total gross receivables	430,651	600,252
Less: allowance for credit losses	821	1,547
Total net receivables	$429,830	$598,705
Included in other receivables at March 31, 2024 and December 31, 2023 were items such as estimated recovery from back charge claims, notes receivable, fuel tax refunds and income tax refunds. Other receivables at March 31, 2024 and December 31, 2023 also included $24.9 million of working capital contributions in the form of a loan to a partner in one of our unconsolidated construction joint ventures, plus accrued interest at prime plus 3.0% per annum. None of our customers had a receivable balance in excess of 10% of our total net receivables as of March 31, 2024 or December 31, 2023.
9.  Fair Value Measurement
The following tables summarize significant assets and liabilities measured at fair value in the condensed consolidated balance sheets on a recurring basis for each of the fair value levels (in thousands):

	Fair Value Measurement at Reporting Date Using
March 31, 2024	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$30,484	$—	$—	$30,484
Other current assets
Interest rate swap	$—	$972	$—	$972
Commodity swaps	—	1	—	1
Total assets	$30,484	$973	$—	$31,457
Accrued and other current liabilities
Diesel collars	$—	$208	$—	$208
Total liabilities	$—	$208	$—	$208

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

December 31, 2023
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
Commodity Derivatives
In 2023, we entered into collar contracts and commodity swaps to reduce our price exposure on diesel consumption and heating oil consumption, respectively. The collars and swaps were not designated as hedges and will be treated as a mark-to-market derivative instruments through their maturity dates. The financial statement impact of the collar contracts and commodity swaps for the three months ended March 31, 2024 and 2023 was immaterial.
In December 2022, we entered into a commodity swap designed as a cash flow hedge for crude oil with a notional amount of $7.0 million and a maturity date of October 31, 2023. The financial statement impact of this swap during the three months ended March 31, 2023 was immaterial.
Other Assets and Liabilities
The carrying values and estimated fair values of financial instruments that are not required to be recorded at fair value in the condensed consolidated balance sheets were as follows:

		March 31, 2024		December 31, 2023
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Held-to-maturity marketable securities (1)	Level 1	$15,500	$15,176	$35,863	$35,357
Liabilities (including current maturities):
3.75% Convertible Notes (2)	Level 2	$373,750	$513,873	$373,750	$475,601
2.75% Convertible Notes (2)	Level 2	$31,338	$56,710	$31,338	$51,045
Fourth Amended and Restated Credit Agreement - Term Loan (2)	Level 3	$148,125	$151,314	$150,000	$153,585
Fourth Amended and Restated Credit Agreement - Revolver (2)	Level 3	$—	$—	$100,000	$102,317
(1) All marketable securities were classified as held-to-maturity and consisted of U.S. Government and agency obligations as of March 31, 2024 and December 31, 2023.
(2) The fair values of our 2.75% Convertible Notes and 3.75% Convertible Notes are based on the median price of the notes in an active market. The fair value of the Fourth Amended and Restated Credit Agreement, as amended (the "Credit Agreement"), is based on borrowing rates available to us for long-term loans with similar terms, average maturities, and credit risk. See Note 14 for more information about the 2.75% Convertible Notes, 3.75% Convertible Notes and the Credit Agreement.
During the three months ended March 31, 2024 and 2023, we had no material nonfinancial asset and liability fair value adjustments.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
10.  Construction Joint Ventures
We participate in various construction joint ventures. We have determined that certain of these joint ventures are consolidated because they are variable interest entities (“VIEs”) and we are the primary beneficiary. We continually evaluate whether there are changes in the status of the VIEs or changes to the primary beneficiary designation of the VIE. Based on our assessments during the three months ended March 31, 2024, we determined no change was required for existing joint ventures.
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
Consolidated Construction Joint Ventures (“CCJVs”)
As of March 31, 2024, we were engaged in ten active CCJV projects. Our proportionate share of the equity in these joint ventures was between 50.0% and 70.0%. During the three months ended March 31, 2024 and 2023, total revenue from CCJVs was $71.6 million and $61.3 million, respectively. During the three months ended March 31, 2024 and 2023, CCJVs provided $5.8 million and used $24.8 million of operating cash flows, respectively. As of March 31, 2024, our share of revenue remaining to be recognized on these CCJVs was $311.3 million and ranged from $1.3 million to $119.1 million by project.
Unconsolidated Construction Joint Ventures
As of March 31, 2024, we were engaged in five active unconsolidated construction joint venture projects. Our proportionate share of the equity in these unconsolidated construction joint ventures ranged from 30.0% to 50.0%. As of March 31, 2024, our share of the revenue remaining to be recognized on these unconsolidated construction joint ventures was $39.9 million and ranged from $1.2 million to $29.8 million by project.
The following is summary financial information related to unconsolidated construction joint ventures:

(in thousands)	March 31, 2024	December 31, 2023
Assets
Cash, cash equivalents and marketable securities	$131,579	$117,962
Other current assets (1)	604,489	666,536
Noncurrent assets	51,157	52,580
Less: partners’ interest	538,637	574,723
Granite’s interest (1),(2)	$248,588	$262,355
Liabilities
Current liabilities	$158,449	$191,175
Less: partners’ interest and adjustments (3)	66,078	85,131
Granite’s interest	$92,371	$106,044
Equity in construction joint ventures (4)	$156,217	$156,311
(1) Included in this balance and in accrued expenses and other current liabilities on the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023 was $57.8 million related to performance guarantees (see Note 13).
(2) Included in this balance as of March 31, 2024 and December 31, 2023 was $66.6 million related to Granite’s share of estimated cost recovery of customer affirmative claims. In addition, this balance included $1.7 million related to Granite’s share of estimated recovery of back charge claims as of March 31, 2024 and December 31, 2023, respectively.
(3) Partners’ interest and adjustments includes amounts to reconcile total net assets as reported by our partners to Granite’s interest adjusted to reflect our accounting policies and estimates primarily related to contract forecast differences.
(4) Included in this balance and in accrued expenses and other current liabilities on our condensed consolidated balance sheets was $12.8 million and $14.9 million as of March 31, 2024 and December 31, 2023, respectively, related to deficits in unconsolidated construction joint ventures, which includes provisions for losses.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Revenue
Total	$8,717	$38,174
Less: partners’ interest and adjustments (1)	(1,513)	23,329
Granite’s interest	$10,230	$14,845
Cost of revenue
Total	$18,751	$44,371
Less: partners’ interest and adjustments (1)	10,270	30,404
Granite’s interest	$8,481	$13,967
Granite’s interest in gross profit	$1,749	$878
Net Income (Loss)
Total	$(8,149)	$(5,654)
Less: partners’ interest and adjustments (1)	(10,439)	(6,565)
Granite’s interest in net income (2)	$2,290	$911
(1)Partners’ interest and adjustments includes amounts to reconcile total revenue and total cost of revenue as reported by our partners to Granite’s interest adjusted to reflect our accounting policies and estimates primarily related to contract forecast and/or actual differences.
(2)These joint venture net income amounts exclude our corporate overhead required to manage the joint ventures and include taxes only to the extent the applicable states have joint venture level taxes.
11.  Investments in Affiliates
Our investments in affiliates balance consists of equity method investments in the following types of entities:

(in thousands)	March 31, 2024	December 31, 2023
Foreign	$69,945	$68,407
Real estate	5,425	7,136
Asphalt terminal	17,307	17,367
Total investments in affiliates	$92,677	$92,910
The following table provides summarized balance sheet information for our affiliates accounted for under the equity method on a combined basis:

(in thousands)	March 31, 2024	December 31, 2023
Current assets	$186,450	$204,897
Noncurrent assets	142,342	159,694
Total assets	$328,792	$364,591
Current liabilities	$64,786	$81,899
Long-term liabilities (1)	47,805	54,591
Total liabilities	$112,591	$136,490
Net assets	$216,201	$228,101
Granite’s share of net assets	$92,677	$92,910
(1)This balance is primarily related to local bank debt for equipment purchases and debt associated with our real estate investments.
Of the $328.8 million of total affiliate assets as of March 31, 2024, we had investments in two real estate entities with total assets of $40.6 million, our foreign affiliates had total assets of $250.2 million and the asphalt terminal entity had total assets of $38.0 million. As of March 31, 2024 and December 31, 2023, all of the investments in real estate affiliates were in residential real estate in Texas. As of March 31, 2024, our percent ownership in the real estate entities ranged from 10% to 25%. We have direct and indirect investments in our foreign affiliates, and our percent ownership in foreign affiliates

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
ranged from 25% to 50% as of March 31, 2024. Our percent ownership in the asphalt terminal entity was 50% as of March 31, 2024.
12.  Property and Equipment, net
Balances of major classes of assets and total accumulated depreciation and depletion are included in property and equipment, net in the condensed consolidated balance sheets as follows:

(in thousands)	March 31, 2024	December 31, 2023
Equipment and vehicles	$1,150,677	$1,140,195
Quarry property	253,521	251,922
Land and land improvements	106,484	105,872
Buildings and leasehold improvements	102,672	102,676
Office furniture and equipment	72,835	72,098
Property and equipment	$1,686,189	$1,672,763
Less: accumulated depreciation and depletion	1,020,665	1,009,899
Property and equipment, net	$665,524	$662,864
13.  Accrued Expenses and Other Current Liabilities

(in thousands)	March 31, 2024	December 31, 2023
Accrued insurance	$92,682	$81,936
Deficits in unconsolidated construction joint ventures	12,768	14,921
Payroll and related employee benefits	70,109	105,418
Performance guarantees	57,849	57,849
Short-term lease liabilities	16,266	16,826
Other	75,429	60,790
Total	$325,103	$337,740
Other includes dividends payable, warranty reserves, asset retirement obligations, remediation reserves, the LRC/MSG tax make-whole liability (see Note 3), legal accruals and other miscellaneous accruals, none of which were greater than 5% of total current liabilities at any of the presented dates.
14.  Long-Term Debt and Credit Arrangements

(in thousands)	March 31, 2024	December 31, 2023
3.75% Convertible Notes	$373,750	$373,750
2.75% Convertible Notes	31,338	31,338
Credit Agreement - Term Loan	148,125	150,000
Credit Agreement - Revolver	—	100,000
Debt issuance costs and other	(24)	(375)
Total debt	$553,189	$654,713
Less: current maturities	39,986	39,932
Total long-term debt	$513,203	$614,781
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
In November 2023, we entered into Amendment No. 2 to the Credit Agreement ("Amendment No. 2") which amended the Credit Agreement to, among other things, provide for a $150.0 million senior secured term loan (the “Term Loan”), which was fully drawn on closing to fund the LRC/MSG acquisition. Borrowings under the Term Loan bear interest at term Secured Overnight Financing Rate (“SOFR”) with an interest period of one, three or six months (at our option), or such other period that is twelve months or less and consented to by all lenders subject to a credit spread adjustment of 0.10% for one-month and three-month daily simple SOFR and term SOFR and 0.25% for six-month term SOFR, or a base rate (at our option), in each case, plus an applicable margin of between 1.25% and 2.25% for term SOFR loans and 0.25% and 1.25% for base rate loans, in each case, based on the our Consolidated Leverage Ratio (as defined in our Credit Agreement). The Term Loan will mature on June 2, 2027 and will amortize 5% per year payable in quarterly installments that began in the first quarter of 2024.
We may borrow on the Revolver, at our option, at either (a) the SOFR term rate plus a credit adjustment spread plus applicable margin ranging from 1.0% to 2.0%, or (b) a base rate plus an applicable margin ranging from zero to 1.0%. The applicable margin is based on our Consolidated Leverage Ratio (as defined in our Credit Agreement), calculated quarterly. As of March 31, 2024, the total unused availability under the Credit Agreement was $333.3 million, resulting from $16.7 million in issued and outstanding letters of credit and nothing drawn under the Revolver. The letters of credit had expiration dates between June 2024 and December 2027.
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
The net proceeds from the sale of the 3.75% Convertible Notes were approximately $364.4 million, after deducting the initial purchasers’ discount. We used approximately $53.0 million of the net proceeds from the offering to pay the cost of the Capped Call Transactions (as described below). In addition, we used approximately $198.8 million of the net proceeds

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
and issued 1,390,500 shares of Granite common stock in exchange for approximately $198.7 million aggregate principal amount of our 2.75% Convertible Notes concurrent with the offering in separate and individually negotiated transactions (the "Exchange Transaction"). In connection with the Exchange Transaction, we entered into partial unwind agreements (the "Unwind Agreements") with certain financial institutions to unwind a portion of the convertible note hedge and warrant transactions entered into in connection with the offering of the 2.75% Convertible Notes. Pursuant to the Unwind Agreements, we received 1,390,516 shares of our common stock (and cash in lieu of any fractional shares) in respect of the unwind of the portion of the existing convertible note hedge transactions that correspond to the 2.75% Convertible Notes that were exchanged in the Exchange Transaction described above and paid $13.2 million in cash in respect of the unwind of the portion of the existing warrant transactions that correspond to the 2.75% Convertible Notes that were exchanged in the Exchange Transaction described above.
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
At March 31, 2024, $31.3 million remained outstanding of our 2.75% Convertible Notes.
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
The most significant financial covenants under the terms of our Credit Agreement require the maintenance of a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio. As of March 31, 2024, we were in compliance with all covenants contained in the Credit Agreement. We are not aware of any non-compliance by any of our unconsolidated real estate entities with the covenants contained in their debt agreements.
Debt Issuance Costs
During the three months ended March 31, 2024 and 2023, we recorded $0.6 million and $0.3 million, respectively, of amortization related to debt issuance costs.
15.  Weighted Average Shares Outstanding and Net Loss Per Share
The following table presents a reconciliation of the weighted average shares of common stock used in calculating basic and diluted net loss per share as well as the calculation of basic and diluted net loss per share:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2024	2023
Numerator
Net loss attributable to common shareholders	$(30,983)	$(23,023)
Denominator
Weighted average common shares outstanding, basic	43,988	43,764
Weighted average common shares outstanding, diluted	43,988	43,764

Net loss per share, basic	$(0.70)	$(0.53)
Net loss per share, diluted	$(0.70)	$(0.53)
Due to net losses for the three months ended March 31, 2024 and 2023, both the unvested RSUs representing 573,000 and 583,000 shares, respectively, and the potential dilution from the convertible notes converting into 9,099,000 and 7,309,000 shares, respectively, of common stock have been excluded from the calculation of diluted earnings per share, as their inclusion would have been antidilutive. In connection with the issuance of the 3.75% Convertible Notes in May 2023, we entered into Capped Call Transactions, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive.
16.  Income Taxes
The following table presents the benefit from income taxes for the respective periods:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Benefit from income taxes	$(9,526)	$(9,469)
Effective tax rate	24.4%	26.9%
Our effective tax rate for the three months ended March 31, 2024 is lower than the prior year primarily due to an increased year-over-year benefit of permanent tax adjustments.
17.  Contingencies - Legal Proceedings
Liabilities relating to legal proceedings and government inquiries, to the extent that we have concluded such liabilities are probable and the amounts of such liabilities are reasonably estimable, are recorded in the consolidated balance sheets. Disclosure is required when a material loss is probable but not reasonably estimable, a material loss is reasonably possible but not probable, or when it is reasonably possible that the amount of a loss will exceed the amount recorded. The total

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
liabilities recorded in our condensed consolidated balance sheets for legal proceedings and government inquiries were immaterial as of March 31, 2024 and December 31, 2023.
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
Summarized segment information is as follows (in thousands):

Three Months Ended March 31,	Construction	Materials	Total
2024
Total revenue from reportable segments	$595,213	$88,704	$683,917
Elimination of intersegment revenue	—	(11,642)	(11,642)
Revenue from external customers	$595,213	$77,062	$672,275
Gross profit (loss)	$56,828	$(2,543)	$54,285
Depreciation, depletion and amortization	$13,703	$10,477	$24,180
Segment assets as of period end	$594,437	$562,581	$1,157,018
2023
Total revenue from reportable segments	$503,416	$71,920	$575,336
Elimination of intersegment revenue	—	(15,268)	(15,268)
Revenue from external customers	$503,416	$56,652	$560,068
Gross profit (loss)	$36,705	$(4,346)	$32,359
Depreciation, depletion and amortization	$9,755	$6,122	$15,877
Segment assets as of period end	$430,045	$390,741	$820,786

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
A reconciliation of segment gross profit to consolidated loss before income taxes is as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Total gross profit from reportable segments	$54,285	$32,359
Selling, general and administrative expenses	87,993	73,122
Other costs, net	11,010	4,523
Gain on sales of property and equipment, net	(1,418)	(2,037)
Total other income, net	(4,332)	(8,008)
Loss before income taxes	$(38,968)	$(35,241)

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023 (our "Annual Report") and the unaudited condensed consolidated financial statements and the accompanying notes thereto included herein.
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
During the first quarter of 2024, we reorganized our operational structure to more closely align with our two reportable segments, Construction and Materials. Previously, leaders within our three operating groups of California, Central and Mountain managed both Construction and Materials operations within each group. This change will allow us to better leverage our expertise within each reportable segment with leadership having direct oversight of their respective segment operations. As a result of the reorganization, we will no longer disclose financial information by operating group. There were no material impacts to our unaudited condensed consolidated financial statements and no changes to our reportable segments.
Current Economic Environment and Outlook
Funding for our public work projects, which account for approximately 80% of our portfolio, is dependent on federal, state, regional and local revenues. At the federal level, the continued rollout of the $1.2 trillion Infrastructure Investment and Jobs Act (“IIJA”) has increased federal highway, bridge and transit funding to its highest level in more than six decades with $550 billion in incremental funding over five years. We believe that the increased multi-year spending commitment has improved the programming visibility for state and local governments and drove an increase in project lettings starting in 2023 that will continue in 2024 and beyond.

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
Our Committed and Awarded Projects (“CAP”) balance continues to be strong with $5.5 billion at the end of the first quarter of 2024. Our CAP is supported by a positive public funding environment and resilient private market which we believe will provide further opportunities for continued CAP growth.
Acquisitions
As previously disclosed, we completed two acquisitions during 2023. The results of operations of these businesses are included in our consolidated financial statements from the dates of acquisition, therefore current quarter results relating to these businesses are not comparable to the first quarter of 2023.
On April 24, 2023, we acquired Coast Mountain Resources (2020) Ltd. (“CMR”). CMR is a construction aggregate producer based in British Columbia, Canada operating on Malahat First Nation land.
On November 30, 2023, we acquired Lehman-Roberts Company and Memphis Stone & Gravel Company (collectively, "LRC/MSG"). LRC/MSG operates strategically located asphalt plants and sand and gravel mines serving the greater Memphis area and northern Mississippi.
See Note 3 of “Notes to the Condensed Consolidated Financial Statements” for further information.
Results of Operations
Our operations are typically affected more by inclement weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability. Therefore, the results of operations of a given quarter are not indicative of the results to be expected for the full year.
The following table presents a financial summary for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023
Total revenue	$672,275	$560,068
Gross profit	$54,285	$32,359
Selling, general and administrative expenses	$87,993	$73,122
Other costs, net	$11,010	$4,523
Operating loss	$(43,300)	$(43,249)
Total other income, net	$(4,332)	$(8,008)
Amount attributable to non-controlling interests	$(1,541)	$2,749
Net loss attributable to Granite Construction Incorporated	$(30,983)	$(23,023)
Revenue
Total Revenue by Segment

	Three Months Ended March 31,
(dollars in thousands)	2024		2023
Construction	$595,213	88.5%	$503,416	89.9%
Materials	77,062	11.5	56,652	10.1
Total	$672,275	100.0%	$560,068	100.0%

Construction Revenue

	Three Months Ended March 31,
(dollars in thousands)	2024		2023
Public	$419,816	70.5%	$333,091	66.2%
Private	175,397	29.5	170,325	33.8
Total	595,213	100.0%	503,416	100.0%
Construction revenue for the three months ended March 31, 2024 increased by $91.8 million, or 18.2%, when compared to 2023. This increase was led by operations in California, Utah and the Midwest driven by more favorable weather conditions in 2024 and higher levels of CAP going into the current quarter. CAP of $5.5 billion at December 31, 2023 was $1.1 billion, or 24% higher than December 31, 2022. Additionally, our acquired businesses contributed $5.9 million of construction revenue during the three months ended March 31, 2024.
Materials Revenue
Materials revenue for the three months ended March 31, 2024 was $77.1 million, an increase of $20.4 million, or 36.0%, when compared to the three months ended March 31, 2023. This increase was driven by revenue from acquired businesses of $10.3 million, higher asphalt and aggregate sales prices and increased sales volumes as a result of more favorable weather conditions.
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

(dollars in thousands)	March 31, 2024		December 31, 2023
Unearned revenue	$3,606,704	65.6%	$3,596,676	64.9%
Other awards	1,892,425	34.4	1,949,078	35.1
Total	$5,499,129	100.0%	$5,545,754	100.0%

(dollars in thousands)	March 31, 2024		December 31, 2023
Customer type:
Public	$4,397,792	80.0%	$4,368,904	78.8%
Private	1,101,337	20.0	1,176,850	21.2
Total	$5,499,129	100.0%	$5,545,754	100.0%
CAP was $5.5 billion at both March 31, 2024 and December 31, 2023. Significant additions to CAP during the three months ended March 31, 2024 included a $51 million road widening project in Arizona, $50 million for three highway projects in California and a $31 million highway improvement project in Washington, all of which are for customers in the public sector.
Non-controlling partners’ share of CAP as of March 31, 2024 and December 31, 2023 was $219.4 million and $243.8 million, respectively.
At March 31, 2024, five contracts with remaining CAP of $10 million or more per project had total forecasted losses with remaining revenue of $201.4 million, or 3.7%, of total CAP.

Gross Profit
The following table presents gross profit (loss) by reportable segment for the respective periods:

	Three Months Ended March 31,
	2024	2023
Construction	$56,828	$36,705
Percent of segment revenue	9.5%	7.3%
Materials	(2,543)	(4,346)
Percent of segment revenue	(3.3)%	(7.7)%
Total gross profit	$54,285	$32,359
Percent of total revenue	8.1%	5.8%
Construction gross profit for the three months ended March 31, 2024 increased by $20 million, or 54.8%, when compared to 2023 primarily due to higher revenue and less negative net impacts from revisions in estimates in the current period. For further discussion of projects with revisions in estimates which individually had an impact of $5.0 million or more on gross profit, see Note 4 of "Notes to the Condensed Consolidated Financial Statements." This gross profit improvements was somewhat offset by a gross loss from acquired businesses of $4.8 million, including purchase accounting related depreciation and intangible asset amortization of $2.5 million. See Note 3 of "Notes to the Condensed Consolidated Financial Statements" for further information about acquisitions.
Materials gross loss for the three months ended March 31, 2024 decreased by $1.8 million, when compared to 2023. The decreased loss was primarily due to higher sales prices but was partially offset by losses from acquired businesses during the quarter. Acquired businesses recognized a gross loss of $3.4 million, of which $1.7 million was due to purchase accounting related depreciation and intangible asset amortization.
Selling, General and Administrative Expenses
The following table presents the components of selling, general and administrative expenses for the respective periods:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Selling
Salaries and related expenses	$17,474	$16,362
Stock-based compensation	593	829
Other selling expenses	1,496	1,439
Total selling	19,563	18,630
General and administrative
Salaries and related expenses	28,574	26,365
Stock-based compensation	11,759	4,713
Other general and administrative expenses	28,097	23,414
Total general and administrative	68,430	54,492
Total selling, general and administrative	$87,993	$73,122
Percent of revenue	13.1%	13.1%
Selling Expenses
Selling expenses include the costs for estimating and bidding including offsetting customer reimbursements for portions of our selling/bid submission expenses (i.e., stipends), business development and materials facility permits. Selling expenses can vary depending on the volume of projects in process and the number of employees assigned to estimating and bidding activities. As projects are completed or the volume of work slows down, we temporarily redeploy project employees to bid on new projects, moving their salaries and related costs from cost of revenue to selling expenses. Selling expenses for the three months ended March 31, 2024 were relatively flat when compared to 2023.
General and Administrative Expenses
General and administrative expenses include costs related to our operational offices that are not allocated to direct contract costs and expenses related to our corporate functions. Other general and administrative expenses include travel and entertainment, outside services, information technology, depreciation, occupancy, training, office supplies, incentive compensation, changes in the fair market value of our Non-Qualified Deferred Compensation plan liability and other miscellaneous expenses. Total general and administrative expenses for the three months ended March 31, 2024 increased by $13.9 million, or 25.6% when compared to the same period in 2023, primarily due to a $7.0 million increase in stock-based compensation due to improved financial performance as well as $4.5 million of general and administrative expenses from acquired businesses, including $1.0 million of purchase accounting related depreciation and intangible asset amortization.
Other Costs, net
The following table presents other costs, net for the respective periods:

	Three Months Ended March 31,
(in thousands)	2024	2023
Other costs, net	$11,010	$4,523
During the three months ended March 31, 2024, Other costs, net increased $6.5 million compared to prior year. These increases were primarily due to higher costs in the current year associated with the defense of a former Company officer in his ongoing civil litigation with the Securities and Exchange Commission.
Other Income, net

	Three Months Ended March 31,
(in thousands)	2024	2023
Interest income	$(6,702)	$(3,762)
Interest expense	8,083	2,891
Equity in income of affiliates, net	(3,970)	(5,187)
Other income, net	(1,743)	(1,950)
Total other income, net	$(4,332)	$(8,008)
During the three months ended March 31, 2024, total other income, net decreased $3.7 million compared to prior year. This decrease was primarily due to an increase of $5.2 million in interest expense as a result of increased borrowings in 2024. See Note 14 of "Notes to the Condensed Consolidated Financial Statements" for more information. This was partially offset by an increase in interest income of $2.9 million mainly from higher interest rates and higher cash balances.
Income Taxes
The following table presents the benefit from income taxes for the respective periods:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Benefit from income taxes	$(9,526)	$(9,469)
Effective tax rate	24.4%	26.9%
We calculate our income tax provision (benefit) at the end of each interim period by estimating our annual effective tax rate, applying that rate to our income or loss before tax and adjusting for discrete items not included in our estimate of the annual effective tax rate. The effect of changes in enacted tax laws, tax rates or tax status is recognized in the interim period in which the change occurs. See Note 16 of "Notes to the Condensed Consolidated Financial Statements" for more information.
Amount Attributable to Non-controlling Interests
The following table presents the amount attributable to non-controlling interests in consolidated subsidiaries for the respective periods:

	Three Months Ended March 31,
(in thousands)	2024	2023
Amount attributable to non-controlling interests	$(1,541)	$2,749

The amount attributable to non-controlling interests represents the non-controlling owners’ share of the net (income) or loss of our consolidated construction joint ventures. During the three months ended March 31, 2023, we had one consolidated construction joint venture with a negative impact from revisions in estimates, which did not recur in 2024 (see Note 4 of “Notes to the Condensed Consolidated Financial Statements”).
Liquidity and Capital Resources
Our primary sources of liquidity are cash and cash equivalents, investments, available borrowing capacity under our credit facility and cash generated from operations. We may also from time-to-time issue and sell equity, debt or hybrid securities or engage in other capital markets transactions or sell one or more business units or assets. See Note 14 of the "Notes to the Condensed Consolidated Financial Statements" for information on our Credit Agreement, our 3.75% Convertible Notes and our 2.75% Convertible Notes.
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
As of March 31, 2024, our cash and cash equivalents consisted of deposits and money market funds held with established national financial institutions and marketable securities consisting primarily of U.S. Government and agency obligations.
As of March 31, 2024, the total unused availability under our Credit Agreement was $333.3 million, resulting from $16.7 million in issued and outstanding letters of credit and nothing drawn the Revolver. See Note 14 of “Notes to the Condensed Consolidated Financial Statements.”
As of March 31, 2024, we had $1.2 million of receivables and $29.1 million of contract retention receivables from Brightline Trains Florida LLC ("Brightline") (see Note 7 of “Notes to the Condensed Consolidated Financial Statements”). As of the date of this report, all $1.2 million of the receivables are past due. Our project with Brightline is nearing completion and final payment, including the retention receivable, will be due to us no later than 40 days after all conditions of final completion are satisfied. We expect to achieve final completion in the second quarter of 2024; however, timing cannot be assured. Brightline has experienced delays in securing additional funding in the past, therefore the timing and probability of future payments may be affected, and our liquidity impacted if Brightline faces future funding difficulties.
In evaluating our liquidity position and needs, we also consider cash and cash equivalents held by our consolidated construction joint ventures (“CCJVs”). The following table presents our cash, cash equivalents and marketable securities, including amounts from our CCJVs, as of the respective dates:

(in thousands)	March 31, 2024	December 31, 2023
Cash and cash equivalents excluding CCJVs	$184,631	$297,439
CCJV cash and cash equivalents (1)	137,121	120,224
Total consolidated cash and cash equivalents	321,752	417,663
Short-term marketable securities (2)	15,500	35,863
Total cash, cash equivalents and marketable securities	$337,252	$453,526
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
(2)All marketable securities were classified as held-to-maturity and consisted of U.S. Government and agency obligations as of March 31, 2024 and December 31, 2023.
Granite’s portion of CCJV cash and cash equivalents was $83.5 million and $73.1 million as of March 31, 2024 and December 31, 2023, respectively. Excluded from the table above is $39.3 million and $34.2 million as of March 31, 2024 and December 31, 2023, respectively, of Granite’s portion of unconsolidated construction joint venture cash and cash equivalents.

Capital Expenditures
Major capital expenditures are typically for aggregate and asphalt production facilities, aggregate reserves, construction equipment, buildings and leasehold improvements and investments in our information technology systems. The timing and amount of such expenditures can vary based on the progress of planned capital projects, the type and size of construction projects, changes in business outlook and other factors. During the three months ended March 31, 2024, we had capital expenditures of $27.9 million, compared to $40.5 million, during the three months ended March 31, 2023. The decrease year over year is primarily due to acquisition of materials reserves in 2023. We currently anticipate 2024 capital expenditures to be approximately $130 million to $150 million, including approximately $50 million in planned strategic materials investments in land, reserves and an aggregate plant. This range also includes approximately $20 million related to a project-specific tunnel boring machine.
Cash Flows

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$24,073	$(76,688)
Investing activities	$(10,762)	$(24,336)
Financing activities	$(109,222)	$6,784
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
Cash provided by operating activities of $24.1 million for the three months ended March 31, 2024 represents a $100.8 million increase in cash provided by operating activities when compared to the same period of 2023. The change was primarily attributable to an $80.0 million increase in cash provided by working capital, which includes receivables, net contract assets, inventories, other assets, accounts payable and accrued expenses and other liabilities. Additionally, distributions, net of contributions, from unconsolidated construction joint ventures and affiliates increased $6.8 million when compared to the same period of 2023.
Investing activities
Cash used in investing activities of $10.8 million for the three months ended March 31, 2024 represents a $13.6 million decrease in cash used in investing activities when compared to the same period of 2023. The change was primarily due to $12.6 million less property and equipment purchases compared to the same period 2023 and increased cash provided by marketable securities activity of $10.0 million, partially offset by an outflow of $6.1 million for net working capital adjustments associated with the acquisition of LRC/MSG (see Note 3 of “Notes to the Condensed Consolidated Financial Statements”).
Financing activities
Cash used in financing activities of $109.2 million for the three months ended March 31, 2024 represents a $116.0 million increase in cash used in financing activities when compared to the same period of 2023. The change was primarily due to repayment of the balance drawn on our revolving credit facility, which had $100 million outstanding as of December 31, 2023. See Note 14 of the “Notes to the Condensed Consolidated Financial Statements” for further information about our credit facility. The year over year increase in cash used in financing activities was also due to a decrease in contributions from non-controlling partners, net of distributions, of $10.2 million.
Derivatives
We recognize derivative instruments as either assets or liabilities in the condensed consolidated balance sheets at fair value using Level 2 inputs. See Note 9 to “Notes to the Condensed Consolidated Financial Statements” for further information.

Surety Bonds and Real Estate Mortgages
We are generally required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At March 31, 2024, approximately $3.2 billion of our $5.5 billion CAP was bonded. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds after the owner accepts the work performed under contract. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.
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
The most significant financial covenants under the terms of our Credit Agreement require the maintenance of a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio. As of March 31, 2024, we were in compliance with the covenants in the Credit Agreement.
Share Repurchase Program
As announced on February 3, 2022, on February 1, 2022, the Board of Directors authorized us to purchase up to $300.0 million of our common stock at management’s discretion (the “2022 authorization”). There were no share repurchases under the 2022 authorization in the three months ended March 31, 2024 and $231.5 million remained available as of March 31, 2024.
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
Item 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS
The description of the matters set forth in Part I, Item I of this Report under Note 17 of “Notes to the Condensed Consolidated Financial Statements” is incorporated herein by reference.
Item 1A.    RISK FACTORS
There have been no material changes in the risk factors previously disclosed in “Item 1A. Risk Factors” in our Annual Report.
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended March 31, 2024:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
January 1, 2024 through January 31, 2024	256	$49.00	—	$231,535,405
February 1, 2024 through February 29, 2024	855	$48.58	—	$231,535,405
March 1, 2024 through March 31, 2024	134,323	$54.81	—	$231,535,405
	135,434	$54.76	—
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
Item 5.    OTHER INFORMATION
Trading Arrangements
During the three months ended March 31, 2024, none of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

GRANITE CONSTRUCTION INCORPORATED

Date:	May 2, 2024	By:	/s/ Elizabeth L. Curtis
Elizabeth L. Curtis
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)