Form 10-Q
period 2024-06-30
GRANITE CONSTRUCTION INC
filed 2024-08-01
CIK 861459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 26, 2024.

Class	Outstanding
Common stock, $0.01 par value	43,686,890

PART I. FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited - in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents ($121,963 and $120,224 related to consolidated construction joint ventures (“CCJVs”))	$366,746	$417,663
Short-term marketable securities	10,500	35,863
Receivables, net ($54,659 and $62,040 related to CCJVs)	709,248	598,705
Contract assets ($92,513 and $68,520 related to CCJVs)	309,376	262,987
Inventories	119,060	103,898
Equity in construction joint ventures	157,070	171,233
Other current assets ($5,080 and $5,590 related to CCJVs)	34,168	53,102
Total current assets	1,706,168	1,643,451
Property and equipment, net ($7,295 and $7,557 related to CCJVs)	670,876	662,864
Investments in affiliates	93,499	92,910
Goodwill	146,768	155,004
Intangible assets	107,575	117,322
Right of use assets	78,374	78,176
Deferred income taxes, net	19,989	8,179
Other noncurrent assets	58,120	55,634
Total assets	$2,881,369	$2,813,540

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$1,510	$39,932
Accounts payable ($65,499 and $62,755 related to CCJVs)	450,656	408,363
Contract liabilities ($58,170 and $50,929 related to CCJVs)	262,198	243,848
Accrued expenses and other current liabilities ($6,568 and $5,426 related to CCJVs)	302,039	337,740
Total current liabilities	1,016,403	1,029,883
Long-term debt	737,436	614,781
Long-term lease liabilities	64,995	63,548
Deferred income taxes, net	3,272	3,708
Other long-term liabilities	71,848	74,654
Commitments and contingencies (see Note 17)
Equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	—	—
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding: 43,686,508 shares as of June 30, 2024 and 43,944,118 shares as of December 31, 2023	437	439
Additional paid-in capital	435,271	474,134
Accumulated other comprehensive income	270	881
Retained earnings	495,679	501,844
Total Granite Construction Incorporated shareholders’ equity	931,657	977,298
Non-controlling interests	55,758	49,668
Total equity	987,415	1,026,966
Total liabilities and equity	$2,881,369	$2,813,540
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Construction	$917,954	$749,413	$1,513,167	$1,252,829
Materials	164,532	149,139	241,594	205,791
Total revenue	1,082,486	898,552	1,754,761	1,458,620
Cost of revenue
Construction	782,582	670,259	1,320,967	1,136,970
Materials	135,193	125,207	214,798	186,205
Total cost of revenue	917,775	795,466	1,535,765	1,323,175
Gross profit	164,711	103,086	218,996	135,445
Selling, general and administrative expenses	70,052	64,563	158,045	137,685
Other costs, net	10,225	13,607	21,235	18,130
Gain on sales of property and equipment, net	(1,387)	(3,944)	(2,805)	(5,981)
Operating income (loss)	85,821	28,860	42,521	(14,389)
Other (income) expense
Loss on debt extinguishment	27,824	51,052	27,824	51,052
Interest income	(3,600)	(3,232)	(10,302)	(6,994)
Interest expense	5,337	4,131	13,420	7,022
Equity in income of affiliates, net	(4,557)	(7,044)	(8,527)	(12,231)
Other (income) expense, net	1,267	(1,225)	(476)	(3,175)
Total other expense, net	26,271	43,682	21,939	35,674
Income (loss) before income taxes	59,550	(14,822)	20,582	(50,063)
Provision for (benefit from) income taxes	20,693	9,024	11,167	(445)
Net income (loss)	38,857	(23,846)	9,415	(49,618)
Amount attributable to non-controlling interests	(1,962)	6,846	(3,503)	9,595
Net income (loss) attributable to Granite Construction Incorporated	$36,895	$(17,000)	$5,912	$(40,023)

Net income (loss) per share attributable to common shareholders (see Note 15):
Basic	$0.84	$(0.39)	$0.13	$(0.91)
Diluted	$0.76	$(0.39)	$0.13	$(0.91)
Weighted average shares outstanding:
Basic	44,060	43,892	44,024	43,829
Diluted	52,727	43,892	44,593	43,829
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited - in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$38,857	$(23,846)	$9,415	$(49,618)
Other comprehensive income (loss), net of tax
Net unrealized loss on cash flow hedges, net of tax	$(735)	$(366)	$(146)	$(558)
Less: reclassification for net gains (losses) included in interest expense, net of tax	(144)	112	82	112
Net change	$(879)	$(254)	$(64)	$(446)
Foreign currency translation adjustments, net	(141)	396	(547)	453
Other comprehensive income (loss), net of tax	$(1,020)	$142	$(611)	$7
Comprehensive income (loss), net of tax	$37,837	$(23,704)	$8,804	$(49,611)
Non-controlling interests in comprehensive (income) loss, net of tax	(1,962)	6,846	(3,503)	9,595
Comprehensive income (loss) attributable to Granite Construction Incorporated, net of tax	$35,875	$(16,858)	$5,301	$(40,016)
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited - in thousands, except share data)

	Outstanding Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Granite Shareholders’ Equity	Non-controlling Interests	Total Equity
Balances at March 31, 2024	44,149,644	$441	$479,679	$1,290	$465,048	$946,458	$58,147	$1,004,605
Net income	—	—	—	—	36,895	36,895	1,962	38,857
Other comprehensive loss	—	—	—	(1,020)	—	(1,020)	—	(1,020)
Repurchases of common stock (1)	(231,133)	(1)	(13,220)	—	(505)	(13,726)	—	(13,726)
Restricted stock units (“RSUs”) vested	24,046	—	—	—	—	—	—	—
Dividends on common stock ($0.13 per share)	—	—	79	—	(5,759)	(5,680)	—	(5,680)
Capped call transactions	—	—	(34,189)	—	—	(34,189)	—	(34,189)
Redemption of warrants	—	—	466	—	—	466	—	466
Exercise of bond hedge	(260,883)	(3)	3	—	—	—	—	—
Transactions with non-controlling interests	—	—	—	—	—	—	(4,351)	(4,351)
Stock-based compensation expense and other	4,834	—	2,453	—	—	2,453	—	2,453
Balances at June 30, 2024	43,686,508	$437	$435,271	$270	$495,679	$931,657	$55,758	$987,415

Balances at March 31, 2023	43,880,224	$439	$471,782	$653	$452,583	$925,457	$46,954	$972,411
Net loss	—	—	—	—	(17,000)	(17,000)	(6,846)	(23,846)
Other comprehensive income	—	—	—	142	—	142	—	142
Repurchases of common stock (1)	(6,342)	(1)	(243)	—	—	(244)	—	(244)
RSUs vested	37,394	1	(1)	—	—	—	—	—
Dividends on common stock ($0.13 per share)	—	—	76	—	(5,786)	(5,710)	—	(5,710)
Capped call transactions	—	—	(39,379)	—	—	(39,379)	—	(39,379)
Redemption of warrants	—	—	(13,201)	—	—	(13,201)	—	(13,201)
Loss on debt extinguishment	1,390,500	14	49,321	—	—	49,335	—	49,335
Exercise of bond hedge	(1,390,516)	(14)	14	—	—	—	—	—
Transactions with non-controlling interests	—	—	—	—	—	—	(200)	(200)
Stock-based compensation expense and other	7,538	—	2,142	—	—	2,142	—	2,142
Balances at June 30, 2023	43,918,798	$439	$470,511	$795	$429,797	$901,542	$39,908	$941,450
(1) This amount represents employee tax withholding for restricted stock units ("RSUs") vested under our equity incentive plans in 2024 and 2023 and stock repurchased in 2024 under the Board approved repurchase plan. During the three months ended June 30, 2024 and 2023, there were 6,133 shares and 6,342 shares, respectively, withheld related to employee taxes for RSUs. During the three months ended June 30, 2024, we also repurchased 225,000 shares under the share repurchase program.

	Outstanding Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Granite Shareholders’ Equity	Non-controlling Interests	Total Equity
Balances at December 31, 2023	43,944,118	$439	$474,134	$881	$501,844	$977,298	$49,668	$1,026,966
Net income	—	—	—	—	5,912	5,912	3,503	9,415
Other comprehensive loss	—	—	—	(611)	—	(611)	—	(611)
Repurchases of common stock (1)	(366,567)	(3)	(20,636)	—	(505)	(21,144)	—	(21,144)
RSUs vested	365,440	4	(4)	—	—	—	—	—
Dividends on common stock ($0.13 per share per quarter)	—	—	152	—	(11,572)	(11,420)	—	(11,420)
Capped call transactions	—	—	(34,189)	—	—	(34,189)	—	(34,189)
Redemption of warrants	—	—	466	—	—	466	—	466
Exercise of bond hedge	(260,883)	(3)	3	—	—	—	—	—
Transactions with non-controlling interests	—	—	—	—	—	—	2,587	2,587
Stock-based compensation expense and other	4,400	—	15,345	—	—	15,345	—	15,345
Balances at June 30, 2024	43,686,508	$437	$435,271	$270	$495,679	$931,657	$55,758	$987,415

Balances at December 31, 2022	43,743,907	$437	$470,407	$788	$481,384	$953,016	$32,129	$985,145
Net loss	—	—	—	—	(40,023)	(40,023)	(9,595)	(49,618)
Other comprehensive income	—	—	—	7	—	7	—	7
Repurchases of common stock (1)	(93,602)	(1)	(3,766)	—	—	(3,767)	—	(3,767)
RSUs vested	261,362	3	(3)	—	—	—	—	—
Dividends on common stock ($0.13 per share per quarter)	—	—	150	—	(11,564)	(11,414)	—	(11,414)
Capped call transactions	—	—	(39,379)	—	—	(39,379)	—	(39,379)
Redemption of warrants	—	—	(13,201)	—	—	(13,201)	—	(13,201)
Loss on debt extinguishment	1,390,500	14	49,321	—	—	49,335	—	49,335
Exercise of bond hedge	(1,390,516)	(14)	14	—	—	—	—	—
Transactions with non-controlling interests	—	—	—	—	—	—	17,374	17,374
Stock-based compensation expense and other	7,147	—	6,968	—	—	6,968	—	6,968
Balances at June 30, 2023	43,918,798	$439	$470,511	$795	$429,797	$901,542	$39,908	$941,450
(1) This amount represents employee tax withholding for restricted stock units ("RSUs") vested under our equity incentive plans in 2024 and 2023 and stock repurchased in 2024 under the Board approved repurchase plan. During the six months ended June 30, 2024 and 2023, there were 141,567 shares and 93,602 shares, respectively, withheld related to employee taxes for RSUs. During the six months ended June 30, 2024, we also repurchased 225,000 shares under the share repurchase program.
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - in thousands)

Six Months Ended June 30,	2024	2023
Operating activities
Net income (loss)	$9,415	$(49,618)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	58,468	41,528
Amortization related to long-term debt	2,334	988
Loss on debt extinguishment	27,824	51,052
Gain on sales of property and equipment, net	(2,805)	(5,981)
Stock-based compensation	15,084	6,702
Equity in net (income) loss from unconsolidated construction joint ventures	(752)	4,005
Net income from affiliates	(8,527)	(12,231)
Other non-cash adjustments	(348)	(7)
Changes in assets and liabilities:
Receivables	(109,787)	(171,469)
Contract assets, net	(28,028)	(46,469)
Inventories	(15,172)	(3,439)
Contributions to unconsolidated construction joint ventures	(2,000)	(14,710)
Distributions from unconsolidated construction joint ventures and affiliates	15,861	6,246
Other assets, net	16,461	(6,464)
Accounts payable	50,680	51,552
Accrued expenses and other liabilities, net	(6,624)	29,367
Net cash provided by (used in) operating activities	$22,084	$(118,948)
Investing activities
Maturities of marketable securities	25,000	30,000
Purchases of property and equipment	(66,861)	(79,689)
Proceeds from sales of property and equipment	4,229	10,564
Proceeds from company owned life insurance	—	1,545
Return of investment in affiliates	693	—
Cash paid for purchase price adjustments on business acquisition (See Note 3)	(13,183)	—
Acquisition of business	—	(26,933)
Collection of notes receivable	—	135
Net cash used in investing activities	$(50,122)	$(64,378)
Financing activities
Proceeds from issuance of convertible notes (See Note 14)	373,750	373,750
Proceeds from long-term debt	—	55,000
Debt principal repayments	(309,808)	(249,589)
Capped call transactions	(46,046)	(53,035)
Redemption of warrants	586	(13,201)
Debt issuance costs	(9,654)	(9,806)
Cash dividends paid	(11,452)	(11,391)
Repurchases of common stock	(21,144)	(3,766)
Contributions from non-controlling partners	17,000	22,400
Distributions to non-controlling partners	(16,372)	(6,850)
Other financing activities, net	261	269
Net cash provided by (used in) financing activities	$(22,879)	$103,781
Net decrease in cash and cash equivalents	(50,917)	(79,545)
Cash and cash equivalents at beginning of period	417,663	293,991
Cash and cash equivalents at end of period	$366,746	$214,446

Supplementary Information
Right of use assets obtained in exchange for lease obligations	$10,849	$19,558
Cash paid during the period for:
Operating lease liabilities	$11,197	$11,351
Interest	$12,444	$5,531
Income taxes	$2,940	$4,851
Other non-cash operating activities:
Deferred taxes related to capped call transactions	$11,857	$13,656
Non-cash investing and financing activities:
RSUs issued, net of forfeitures	$19,992	$10,981
Dividends declared but not paid	$5,679	$5,709
Contributions from non-controlling partners	$1,959	$1,822
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  General
Basis of Presentation: The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (“we,” “us,” “our,” the “Company” or “Granite”) pursuant to the rules and regulations of the Securities and Exchange Commission, are unaudited and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023 (“Annual Report”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to state fairly our financial position at June 30, 2024 and the results of our operations and cash flows for the periods presented. The December 31, 2023 condensed consolidated balance sheet data included herein was derived from audited consolidated financial statements but does not include all disclosures required by U.S. GAAP.
During the first quarter of 2024, we reorganized our operational structure to more closely align with our two reportable segments, Construction and Materials. Previously, leaders within our three former operating groups of California, Central and Mountain managed both Construction and Materials operations within each group. This change allows us to better leverage our expertise within each reportable segment with leadership having direct oversight of their respective segment operations. As a result of the reorganization, we will no longer disclose financial information by operating group. There were no material impacts to our unaudited condensed consolidated financial statements and no changes to our reportable segments.
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
Share Repurchase Program: As announced on February 3, 2022, on February 1, 2022, the Board of Directors authorized us to purchase up to $300.0 million of our common stock at management’s discretion. During the three and six months ended June 30, 2024, we repurchased 225,000 shares under this authorization at an average price of $59.32 per share for $13.3 million. The share repurchases are included in Repurchases of common stock on the Condensed Consolidated Statements of Shareholders’ Equity and within Financing activities on the Condensed Consolidated Statement of Cash Flows. As of June 30, 2024, $218.2 million of the authorization remained available.
Seasonality: Our operations are typically affected more by weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability. Therefore, the results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year.
Subsequent Event: On July 31, 2024, we agreed, subject to customary closing conditions, to acquire Dickerson & Bowen, Inc. with the transaction expected to close in the third quarter. Dickerson & Bowen is an aggregates, asphalt, and highway construction company serving central and southern Mississippi. This acquisition is not expected to have a material impact on our results of operations.
2.  Recently Issued and Adopted Accounting Pronouncements
We closely monitor all Accounting Standards Updates issued by the Financial Accounting Standards Board and other authoritative guidance. No new accounting pronouncements were recently issued or adopted in the six months ended June 30, 2024 that had or are expected to have a material impact on our financial statements.
3.  Acquisitions
On April 24, 2023, we acquired Coast Mountain Resources (2020) Ltd. which changed its name to Granite Infrastructure Canada, Ltd. ("Granite Canada") on May 13, 2024. Granite Canada is a construction aggregate producer based in British

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Columbia, Canada operating on Malahat First Nation land. Granite Canada results are reported in the Materials segment. This acquisition did not have a material impact on our financial statements.
On November 30, 2023 (“acquisition date”), we completed the acquisition of LRC/MSG for $278.0 million, subject to customary closing adjustments, plus an estimated amount related to tax make-whole agreements with the seller. We purchased all of the outstanding equity interests in LRC/MSG and the purchase price was funded by a $150.0 million senior secured term loan, a draw of $100 million under our existing revolver and the remainder from cash on hand. Both the senior secured term loan and the draw under the revolver were fully repaid during the the six months ended June 30, 2024.
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
Revenue attributable to LRC/MSG for the three and six months ended June 30, 2024 was $45.5 million and $59.5 million, respectively. Gross profit (loss) attributable to LRC/MSG for the three and six months ended June 30, 2024 was a profit of $7.9 million and a loss of $0.7 million, respectively.
Preliminary Purchase Price Allocation
In accordance with ASC 805, the total purchase price and assumed liabilities were allocated to the net tangible and identifiable intangible assets based on their estimated fair values as of the acquisition date, as presented in the table below. These estimates are subject to revision, which may result in adjustments to the values presented below.
We recorded a $22.0 million provisional estimate related to tax make-whole agreements with the seller at the time of the acquisition. In the second quarter of 2024, the former owners of LRC/MSG determined their personal tax burden related to the sale of the businesses which allowed us to finalize our tax make-whole obligation. Our obligation was $7.1 million, which was paid in June 2024.
During the six months ended June 30, 2024, we made measurement period adjustments to reflect facts and circumstances in existence as of the acquisition date. These adjustments included a $4.6 million net increase from net working capital adjustments and a $2.2 million net decrease in the value of the net tangible and identifiable intangible assets acquired, offset by a $14.9 million decrease in the estimated obligation associated with the tax make-whole agreements noted above. The impact of these adjustments was a decrease in goodwill of $8.1 million. We paid $13.2 million during the six months ended June 30, 2024 associated with the acquisition of LRC/MSG, which includes $6.1 million for working capital adjustments and $7.1 million for the tax make-whole obligation.
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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following table presents the preliminary purchase price allocation:

(in thousands)
Assets
Cash and cash equivalents	$12,798
Receivables	18,373
Contract assets	3,388
Inventories	13,738
Other current assets	1,032
Property and equipment	86,329
Right of use assets	15,539
Other noncurrent assets	3,718
Total tangible assets	154,915
Identifiable intangible assets	107,460
Liabilities
Accounts payable	6,806
Contract liabilities	3,213
Accrued expenses and other current liabilities	10,166
Long-term lease liabilities	15,558
Other long-term liabilities	5,960
Total liabilities assumed	41,703
Total tangible and identifiable intangible net assets acquired	220,672
Goodwill	72,744
Estimated purchase price	$293,416
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
In our review of these changes for the three and six months ended June 30, 2024 and 2023, we did not identify any material amounts that should have been recorded in a prior period.
There were no increases to revisions which individually had an impact of $5.0 million or more on gross profit during the three months ended June 30, 2024 or 2023.
During the six months ended June 30, 2024, there was one project with an increase from revisions in estimates which had an impact to gross profit of $6.1 million and an increase in net income of $4.7 million, none of which was attributable to non-controlling interests. The revision increased the net income per diluted share attributable to common shareholders by $0.11. The increase was due to changes in the estimated transaction price related to unresolved contract modifications resulting from revisions to project work plans, permitting and schedule.

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
The projects with decreases from revisions in estimates, which individually had an impact of $5.0 million or more on gross profit, are summarized as follows (dollars in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Number of projects with downward estimate changes	2	1	3	2
Range of reduction in gross profit from each project, net	$5.3 - 10.1	$20.7	$5.9 - 17.8	$5.9 - 32.1
Decrease to project profitability, net	$15.5	$20.7	$30.2	$38.0
Decrease to net income/increase to net loss	$11.9	$15.8	$23.2	$29.0
Amounts attributable to non-controlling interests	$2.7	$10.4	$3.2	$16.0
Decrease to net income/increase to net loss attributable to Granite Construction Incorporated	$9.2	$5.4	$19.9	$13.0
Decrease to net income/increase to net loss per diluted share attributable to common shareholders	$0.17	$0.12	$0.45	$0.30
The decreases during the three and six months ended June 30, 2024 were due to additional costs related to changes in project duration, lower productivity than originally anticipated and increased labor and materials costs. The decreases during the three and six months ended June 30, 2023 were due to additional costs related to changes in project duration and increased labor and materials costs.
5.  Disaggregation of Revenue
As discussed in Note 1, during the first quarter of 2024, we reorganized our operational structure to more closely align with our two reportable segments, Construction and Materials. Previously, leaders within our three former operating groups of California, Central and Mountain managed both Construction and Materials operations within each group. As a result of the reorganization, we will no longer disclose financial information by operating group and we have updated our presentation of disaggregated revenue. The prior year disaggregation of revenue amounts have been recast to conform with current period presentation.
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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following table presents our revenue disaggregated by reportable segment and by customer type for the Construction segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Construction segment revenue:
Public	$696,710	$505,460	$1,116,527	$838,552
Private	221,244	243,953	396,640	414,277
Total Construction segment revenue	917,954	749,413	1,513,167	1,252,829
Materials segment revenue	164,532	149,139	241,594	205,791
Total revenue	$1,082,486	$898,552	$1,754,761	$1,458,620
6.  Unearned Revenue
The following table presents our unearned revenue disaggregated by customer type as of the respective periods:

(in thousands)	June 30, 2024	December 31, 2023
Public	$3,067,302	$2,892,255
Private	799,876	704,421
Total	$3,867,178	$3,596,676
All unearned revenue is in the Construction segment. Approximately $2.7 billion of the June 30, 2024 unearned revenue is expected to be recognized within the next twelve months and the remaining amount will be recognized thereafter.
7.  Contract Assets and Liabilities
As a result of changes in contract transaction price related to performance obligations that were satisfied or partially satisfied prior to the end of the periods, we recognized revenue of $93.1 million and $177.4 million during the three and six months ended June 30, 2024 and $45.5 million and $89.7 million during the three and six months ended June 30, 2023. The changes in contract transaction price for the three and six months ended June 30, 2024 and 2023 were from items such as executed or estimated change orders and unresolved contract modifications and claims.
As of June 30, 2024 and December 31, 2023, the aggregate claim recovery estimates included in contract asset and liability balances were $70.4 million and $77.9 million, respectively.
The components of the contract asset balances as of the respective dates were as follows:

(in thousands)	June 30, 2024	December 31, 2023
Costs in excess of billings and estimated earnings	$135,326	$100,106
Contract retention	174,050	162,881
Total contract assets	$309,376	$262,987
As of June 30, 2024 and December 31, 2023, contract retention receivable from Brightline Trains Florida LLC represented 9.4% and 11.1%, respectively, of total contract assets. No other contract retention receivable individually exceeded 10% of total contract assets at any of the presented dates. The majority of the contract retention balance is expected to be collected within one year.
As work is performed, revenue is recognized and the corresponding contract liabilities are reduced. We recognized revenue of $55.0 million and $253.3 million during the three and six months ended June 30, 2024, respectively, and $48.1 million and $171.1 million during the three and six months ended June 30, 2023, respectively, that was included in the contract liability balances at December 31, 2023 and 2022, respectively.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The components of the contract liability balances as of the respective dates were as follows:

(in thousands)	June 30, 2024	December 31, 2023
Billings in excess of costs and estimated earnings, net of retention	$245,536	$227,913
Provisions for losses	16,662	15,935
Total contract liabilities	$262,198	$243,848
8.  Receivables, net
Receivables include billed and unbilled amounts for services provided to clients for which we have an unconditional right to payment as of the end of the applicable period and generally do not bear interest. The following table presents major categories of receivables:

(in thousands)	June 30, 2024	December 31, 2023
Contracts completed and in progress:
Billed	$304,766	$343,190
Unbilled	232,472	119,170
Total contracts completed and in progress	537,238	462,360
Materials sales	86,072	61,808
Other	86,889	76,084
Total gross receivables	710,199	600,252
Less: allowance for credit losses	951	1,547
Total net receivables	$709,248	$598,705
Included in other receivables at June 30, 2024 and December 31, 2023 were items such as estimated recovery from back charge claims, notes receivable, fuel tax refunds and income tax refunds. Other receivables at June 30, 2024 and December 31, 2023 also included $25.0 million of working capital contributions in the form of a loan to a partner in one of our unconsolidated construction joint ventures, plus accrued interest. None of our customers had a receivable balance in excess of 10% of our total net receivables as of June 30, 2024 or December 31, 2023.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
9.  Fair Value Measurement
The following tables summarize significant assets and liabilities measured at fair value in the condensed consolidated balance sheets on a recurring basis for each of the fair value levels (in thousands):

	Fair Value Measurement at Reporting Date Using
June 30, 2024	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$75,458	$—	$—	$75,458
Total assets	$75,458	$—	$—	$75,458
Accrued and other current liabilities
Heating oil swaps	$—	$121	$—	$121
Crude oil swaps	—	212	—	212
Diesel collars	—	246	—	246
Total liabilities	$—	$579	$—	$579

December 31, 2023
Cash equivalents
Money market funds	$101,275	$—	$—	$101,275
Total assets	$101,275	$—	$—	$101,275
Accrued and other current liabilities
Interest rate swap	$—	$126	$—	$126
Heating oil swaps	—	153	—	153
Diesel collars	—	802	—	802
Total liabilities	$—	$1,081	$—	$1,081
Interest Rate Swap
In connection with entering into Amendment No. 2 to the Fourth Amended and Restated Credit Agreement, as amended (the "Credit Agreement") in November 2023, we entered into an interest rate swap designated as a cash flow hedge with an initial notional amount of $75.0 million and an effective date of December 2023 and a maturity date of June 2027. In conjunction with the payoff of our term loan in June 2024, the interest rate swap was terminated resulting in a gain of $1.4 million.
Commodity Derivatives
In 2023, we entered into collar contracts and commodity swaps to reduce our price exposure on diesel consumption and heating oil consumption, respectively. The collars and swaps were not designated as hedges and will be treated as mark-to-market derivative instruments through their maturity dates. The financial statement impact of the collar contracts and commodity swaps for the three and six months ended June 30, 2024 and 2023 was immaterial.
In April 2024 and December 2022, we entered into commodity swaps designed as a cash flow hedge for crude oil with a notional amount of $9.2 million and $7.0 million, respectively, and maturity dates of October 31, 2024 and October 31, 2023, respectively. The financial statement impact of these swaps during the three and six months ended June 30, 2024 and 2023 was immaterial.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Other Assets and Liabilities
The carrying values and estimated fair values of financial instruments that are not required to be recorded at fair value in the condensed consolidated balance sheets were as follows:

		June 30, 2024		December 31, 2023
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Held-to-maturity marketable securities (1)	Level 1	$10,500	$10,336	$35,863	$35,357
Liabilities (including current maturities):
3.25% Convertible Notes (2)	Level 2	$373,750	$388,775	$—	$—
3.75% Convertible Notes (2)	Level 2	$373,750	$542,369	$373,750	$475,601
2.75% Convertible Notes (2)	Level 2	$420	$825	$31,338	$51,045
Credit Agreement - Term Loan (2)	Level 3	$—	$—	$150,000	$153,585
Credit Agreement - Revolver (2)	Level 3	$—	$—	$100,000	$102,317
(1) All marketable securities were classified as held-to-maturity and consisted of U.S. Government and agency obligations as of June 30, 2024 and December 31, 2023.
(2) The fair values of our 2.75% convertible senior notes due 2024 (the "2.75% Convertible Notes"), our 3.25% convertible senior notes due 2030 (the "3.25% Convertible Notes") and our 3.75% convertible senior notes due 2028 (the "3.75% Convertible Notes") are based on the median price of the notes in an active market. The fair value of the Credit Agreement is based on borrowing rates available to us for long-term loans with similar terms, average maturities, and credit risk. See Note 14 for more information about the 2.75% Convertible Notes, 3.25% Convertible Notes, 3.75% Convertible Notes and the Credit Agreement.
During the six months ended June 30, 2024 and 2023, we had no material nonfinancial asset and liability fair value adjustments.
10.  Construction Joint Ventures
We participate in various construction joint ventures. We have determined that certain of these joint ventures are consolidated because they are variable interest entities (“VIEs”) and we are the primary beneficiary. We continually evaluate whether there are changes in the status of the VIEs or changes to the primary beneficiary designation of the VIE. Based on our assessments during the three and six months ended June 30, 2024, we determined no change was required for existing joint ventures.
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
Consolidated Construction Joint Ventures (“CCJVs”)
As of June 30, 2024, we were engaged in ten active CCJV projects. Our proportionate share of the equity in these joint ventures was between 50.0% and 70.0%. During the three and six months ended June 30, 2024 and 2023, total revenue from CCJVs was $92.2 million, $163.8 million, $70.8 million, and $132.1 million, respectively. During the six months ended June 30, 2024 and 2023, CCJVs provided $8.6 million of operating cash flows and used $48.3 million of operating cash flows, respectively. As of June 30, 2024, our share of revenue remaining to be recognized on these CCJVs was $348.0 million and ranged from $2.6 million to $105.3 million by project.
Unconsolidated Construction Joint Ventures
As of June 30, 2024, we were engaged in five active unconsolidated construction joint venture projects. Our proportionate share of the equity in these unconsolidated construction joint ventures ranged from 30.0% to 50.0%. As of June 30, 2024, our share of the revenue remaining to be recognized on these unconsolidated construction joint ventures was $34.6 million and ranged from $0.9 million to $25.9 million by project.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following is summary financial information related to unconsolidated construction joint ventures:

(in thousands)	June 30, 2024	December 31, 2023
Assets
Cash, cash equivalents and marketable securities	$127,513	$117,962
Other current assets (1)	605,779	666,536
Noncurrent assets	37,794	52,580
Less: partners’ interest	527,663	574,723
Granite’s interest (1),(2)	$243,423	$262,355
Liabilities
Current liabilities	$157,580	$191,175
Less: partners’ interest and adjustments (3)	64,623	85,131
Granite’s interest	$92,957	$106,044
Equity in construction joint ventures (4)	$150,466	$156,311
(1) Included in this balance and in accrued expenses and other current liabilities on the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023 was $57.8 million related to performance guarantees (see Note 13).
(2) Included in this balance as of June 30, 2024 and December 31, 2023 was $68.4 million and $66.6 million, respectively, related to Granite’s share of estimated cost recovery of customer affirmative claims. In addition, this balance included $1.7 million related to Granite’s share of estimated recovery of back charge claims as of June 30, 2024 and December 31, 2023, respectively.
(3) Partners’ interest and adjustments includes amounts to reconcile total net assets as reported by our partners to Granite’s interest adjusted to reflect our accounting policies and estimates primarily related to contract forecast differences.
(4) Included in this balance and in accrued expenses and other current liabilities on our condensed consolidated balance sheets was $6.6 million and $14.9 million as of June 30, 2024 and December 31, 2023, respectively, related to deficits in unconsolidated construction joint ventures, which includes provisions for losses.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Revenue
Total	$21,648	$25,211	$30,365	$63,385
Less: partners’ interest and adjustments (1)	14,455	15,691	12,942	39,020
Granite’s interest	$7,193	$9,520	$17,423	$24,365
Cost of revenue
Total	$27,346	$40,564	$46,097	$84,935
Less: partners’ interest and adjustments (1)	18,106	25,912	28,376	56,316
Granite’s interest	$9,240	$14,652	$17,721	$28,619
Granite’s interest in gross loss	$(2,047)	$(5,132)	$(298)	$(4,254)
Net Income (Loss)
Total	$(3,950)	$(14,574)	$(12,099)	$(20,228)
Less: partners’ interest and adjustments (1)	(2,412)	(9,658)	(12,851)	(16,223)
Granite’s interest in net income (loss) (2)	$(1,538)	$(4,916)	$752	$(4,005)
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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
11.  Investments in Affiliates
Our investments in affiliates balance consists of equity method investments in the following types of entities:

(in thousands)	June 30, 2024	December 31, 2023
Foreign	$72,255	$68,407
Real estate	5,317	7,136
Asphalt terminal	15,927	17,367
Total investments in affiliates	$93,499	$92,910
The following table provides summarized balance sheet information for our affiliates accounted for under the equity method on a combined basis:

(in thousands)	June 30, 2024	December 31, 2023
Current assets	$192,560	$204,897
Noncurrent assets	141,950	159,694
Total assets	$334,510	$364,591
Current liabilities	$70,078	$81,899
Long-term liabilities (1)	46,799	54,591
Total liabilities	$116,877	$136,490
Net assets	$217,633	$228,101
Granite’s share of net assets	$93,499	$92,910
(1)This balance is primarily related to local bank debt for equipment purchases and debt associated with our real estate investments.
Of the $334.5 million of total affiliate assets as of June 30, 2024, we had investments in two real estate entities with total assets of $41.7 million, our foreign affiliates had total assets of $254.5 million and the asphalt terminal entity had total assets of $38.3 million. As of June 30, 2024 and December 31, 2023, all of the investments in real estate affiliates were in residential real estate in Texas. As of June 30, 2024, our percent ownership in the real estate entities ranged from 10% to 25%. We have direct and indirect investments in our foreign affiliates, and our percent ownership in foreign affiliates ranged from 25% to 50% as of June 30, 2024. Our percent ownership in the asphalt terminal entity was 50% as of June 30, 2024.
12.  Property and Equipment, net
Balances of major classes of assets and total accumulated depreciation and depletion are included in property and equipment, net in the condensed consolidated balance sheets as follows:

(in thousands)	June 30, 2024	December 31, 2023
Equipment and vehicles	$1,165,523	$1,140,195
Quarry property	252,633	251,922
Land and land improvements	107,230	105,872
Buildings and leasehold improvements	108,586	102,676
Office furniture and equipment	72,031	72,098
Property and equipment	$1,706,003	$1,672,763
Less: accumulated depreciation and depletion	1,035,127	1,009,899
Property and equipment, net	$670,876	$662,864

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
13.  Accrued Expenses and Other Current Liabilities

(in thousands)	June 30, 2024	December 31, 2023
Accrued insurance	$95,317	$81,936
Deficits in unconsolidated construction joint ventures	6,604	14,921
Payroll and related employee benefits	81,082	105,418
Performance guarantees	57,849	57,849
Short-term lease liabilities	16,255	16,826
Other	44,932	60,790
Total	$302,039	$337,740
Other includes dividends payable, warranty reserves, asset retirement obligations, remediation reserves, legal accruals and other miscellaneous accruals, none of which were greater than 5% of total current liabilities at any of the presented dates. At December 31, 2023, the "other" balance above included the estimated LRC/MSG tax make-whole liability (see Note 3) which was finalized and paid in June 2024.
14.  Long-Term Debt and Credit Arrangements

(in thousands)	June 30, 2024	December 31, 2023
3.25% Convertible Notes	$373,750	$—
3.75% Convertible Notes	373,750	373,750
2.75% Convertible Notes	420	31,338
Credit Agreement - Term Loan	—	150,000
Credit Agreement - Revolver	—	100,000
Debt issuance costs and other	(8,974)	(375)
Total debt	$738,946	$654,713
Less: current maturities	1,510	39,932
Total long-term debt	$737,436	$614,781
Credit Agreement
In June 2022, we entered into the Credit Agreement which matures on June 2, 2027. The Credit Agreement consisted of a $350.0 million senior secured, five-year revolving credit facility (the “Revolver”), including an accordion feature allowing us to increase borrowings up to the greater of (a) $200.0 million and (b) 100% of twelve-month trailing consolidated EBITDA, subject to lender approval. The Credit Agreement includes a $150.0 million sublimit for letters of credit ($75.0 million for financial letters of credit) and a $20.0 million sublimit for swingline loans. In May 2023, we entered into Amendment No. 1 to the Credit Agreement ("Amendment No. 1"). Amendment No. 1 amended the Credit Agreement to, among other things, permit the Company to exchange its 2.75% Convertible Notes for cash and shares of its common stock and to clarify that (i) the issuance of the 3.75% Convertible Notes was permitted under the terms of the Credit Agreement and (ii) that a Swap Contract (as defined in the Credit Agreement) does not include any Permitted Call Spread Transaction (as defined in the Credit Agreement).
In November 2023, we entered into Amendment No. 2 to the Credit Agreement ("Amendment No. 2") which amended the Credit Agreement to, among other things, provide for a $150.0 million senior secured term loan (the “Term Loan”), which was fully drawn on closing to fund the LRC/MSG acquisition. The Term Loan was scheduled to mature on June 2, 2027 and amortize 5% per year, payable in quarterly installments beginning in the first quarter of 2024. At March 31, 2024 there was $148.1 million outstanding on the Term Loan which was fully repaid with the net proceeds from our 3.25% Convertible Notes during the three months ended June 30, 2024.
We may borrow on the Revolver, at our option, at either (a) the Secured Overnight Financing Rate (“SOFR”) term rate plus a credit adjustment spread plus applicable margin ranging from 1.0% to 2.0%, or (b) a base rate plus an applicable margin ranging from zero to 1.0%. The applicable margin is based on our Consolidated Leverage Ratio (as defined in our Credit Agreement), calculated quarterly. As of June 30, 2024, the total unused availability under the Credit Agreement was $333.4 million, resulting from $16.6 million in issued and outstanding letters of credit and nothing drawn under the Revolver. The letters of credit had expiration dates between July 2024 and December 2027.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
3.25% Convertible Notes
On June 11, 2024, we issued $373.8 million aggregate principal amount of our 3.25% Convertible Notes. The 3.25% Convertible Notes bear interest at a rate of 3.25% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2024. The 3.25% Convertible Notes mature on June 15, 2030, unless earlier converted, redeemed or repurchased. Prior to the close of business on the business day immediately preceding December 15, 2029, the 3.25% Convertible Notes will be convertible at the option of the holders only upon the occurrence of certain events and during certain periods. Thereafter, the 3.25% Convertible Notes will be convertible at the option of the holders at any time until the close of business on the second scheduled trading day immediately preceding their maturity date.
The 3.25% Convertible Notes have an initial conversion rate of 12.8398 shares of Granite’s common stock per $1,000 principal amount of the 3.25% Convertible Notes, which is equivalent to an initial conversion price of approximately $77.88 per share of Granite’s common stock, subject to adjustment if certain events occur. Upon conversion, we will settle the principal amount of the 3.25% Convertible Notes in cash, and any conversion premium in excess of the principal amount in cash, or a combination of cash and shares of common stock, at our election.
In addition, upon the occurrence of a “fundamental change” as defined in the indenture governing the 3.25% Convertible Notes, holders may require us to repurchase for cash all or any portion of their 3.25% Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 3.25% Convertible Notes to be repurchased plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. If certain corporate events that constitute a “make-whole fundamental change” as set forth in the indenture governing the 3.25% Convertible Notes occur prior to the maturity date of the 3.25% Convertible Notes or if we deliver a notice of redemption, we will, in certain circumstances, increase the conversion rate for a holder who elects to convert its 3.25% Convertible Notes in connection with such event or notice of redemption.
We will not be able to redeem the 3.25% Convertible Notes prior to June 21, 2027. On or after June 21, 2027, we will be able to redeem for cash all or any portion of the 3.25% Convertible Notes, at our option, if the last reported sale price of Granite’s common stock is equal to or greater than 130% of the conversion price for a specified period of time at a redemption price equal to 100% of the principal amount of the 3.25% Convertible Notes to be redeemed, plus accrued but unpaid interest to, but excluding, the redemption date. The indenture governing the 3.25% Convertible Notes contains customary events of default. In the case of an event of default arising from certain events of bankruptcy, insolvency or reorganization, with respect to us or our significant subsidiaries, all outstanding 3.25% Convertible Notes will become due and payable immediately without further action or notice. If any other event of default occurs and is continuing, then the trustee or the holders of at least 25% in aggregate principal amount of the 3.25% Convertible Notes then outstanding may declare the 3.25% Convertible Notes due and payable immediately.
The net proceeds from the sale of the 3.25% Convertible Notes were approximately $365.0 million, after deducting the initial purchasers’ discount. We used approximately $46.0 million of the net proceeds from the 3.25% Convertible Notes offering to pay the cost of entering into capped call transactions in connection with the 3.25% Convertible Notes. In addition, we paid approximately $57.6 million of the net proceeds from the 3.25% Convertible Notes offering to repurchase approximately $30.2 million in aggregate principal amount of our 2.75% Convertible Notes in separate and individually negotiated transactions entered into concurrently with the pricing of the offering; repaid amounts outstanding under our Term Loan of $148.1 million; repurchased $13.3 million of shares under our authorized share repurchase program; with the remainder of the net proceeds available for general corporate purposes, which may include acquisitions.
2024 Capped Call Transactions
In June 2024, we entered into privately negotiated capped call transactions in connection with the offering of the 3.25% Convertible Notes (the "2024 capped call transactions"). The 2024 capped call transactions are expected generally to reduce the potential dilution to Granite’s common stock upon any conversion of the 3.25% Convertible Notes and/or offset any cash payments Granite is required to make in excess of the principal amount of converted 3.25% Convertible Notes, as the case may be. If, however, the market price per share of Granite’s common stock, as measured under the terms of the 2024 capped call transactions, exceeds the cap price $119.82 of the 2024 capped call transactions, there would nevertheless be dilution and/or there would not be an offset of such cash payments, in each case, to the extent that such market price exceeds the cap price of the 2024 capped call transactions.
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
The net proceeds from the sale of the 3.75% Convertible Notes were approximately $364.4 million, after deducting the initial purchasers’ discount. We used approximately $53.0 million of the net proceeds from the offering to pay the cost of the 2023 capped call transactions (as described below). In addition, we used approximately $198.8 million of the net proceeds and issued 1,390,500 shares of Granite common stock in exchange for approximately $198.7 million aggregate principal amount of our 2.75% Convertible Notes concurrent with the offering in separate and individually negotiated transactions (the "Exchange Transaction"). In connection with the Exchange Transaction, we entered into partial unwind agreements (the "Unwind Agreements") with certain financial institutions to unwind a portion of the convertible note hedge and warrant transactions entered into in connection with the offering of the 2.75% Convertible Notes. Pursuant to the Unwind Agreements, we received 1,390,516 shares of our common stock (and cash in lieu of any fractional shares) in respect of the unwind of the portion of the existing convertible note hedge transactions that correspond to the 2.75% Convertible Notes that were exchanged in the Exchange Transaction described above and paid $13.2 million in cash in respect of the unwind of the portion of the existing warrant transactions that correspond to the 2.75% Convertible Notes that were exchanged in the Exchange Transaction described above.
2023 Capped Call Transactions
In May 2023, we entered into capped call transactions (the "2023 capped call transactions") in connection with the offering of the 3.75% Convertible Notes. The 2023 capped call transactions are expected generally to reduce the potential dilution to Granite’s common stock upon conversion of the 3.75% Convertible Notes and/or offset any cash payments Granite is required to make in excess of the principal amount of converted 3.75% Convertible Notes, as the case may be. If, however, the market price per share of Granite’s common stock, as measured under the terms of the 2023 capped call transactions, exceeds the cap price $79.83 of the 2023 capped call transactions, there would nevertheless be dilution and/or there would not be an offset of such cash payments, in each case, to the extent that such market price exceeds the cap price of the 2023 capped call transactions.
2.75% Convertible Notes
The 2.75% Convertible Notes were issued in November 2019 in an aggregate principal amount of $230.0 million, with an interest rate of 2.75% and a maturity date of November 1, 2024, unless earlier converted, redeemed or repurchased.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
In June 2024, we called the 2.75% Convertible Notes for redemption and will redeem all outstanding aggregate principal amount of the 2.75% Convertible Notes on August 19, 2024. The redemption price per $1,000 principal amount of the 2.75% Convertible Notes is equal to $1,000 plus accrued and unpaid interest, if any, to, but excluding the redemption date. The 2.75% Convertible Notes may be converted, at the election of the holder of such notes, at any time before the close of business on August 15, 2024. The conversion rate for the 2.75% Convertible Notes is 31.7915 shares of Granite common stock per $1,000 principal amount of notes (which includes 0.0139 additional shares to which converting holders are entitled). With respect any 2.75% Convertible Note that is properly surrendered for conversion from and after the date of the redemption notice until the close of business on August 15, 2024, we have elected to settle such conversion by delivering cash of $1,000 per $1,000 principal amount of the 2.75% Convertible Notes and shares of our common stock in respect of the remainder of our conversion obligation in excess of the cash payment.
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
At June 30, 2024, $0.4 million remained outstanding of our 2.75% Convertible Notes.
Covenants and Events of Default
Our Credit Agreement requires us to comply with various affirmative, restrictive and financial covenants, including the financial covenants described below. Our failure to comply with these covenants would constitute an event of default under the Credit Agreement. Additionally, the 2.75% Convertible Notes, 3.25% Convertible Notes and 3.75% Convertible Notes are governed by the terms and conditions of their respective indentures. Our failure to pay principal, interest or other amounts when due or within the relevant grace period on our 2.75% Convertible Notes, our 3.25% Convertible Notes, our 3.75% Convertible Notes or our Credit Agreement would constitute an event of default under the 2.75% Convertible Notes indenture, the 3.25% Convertible Notes indenture, the 3.75% Convertible Notes indenture or the Credit Agreement. A default under our Credit Agreement could result in (i) us no longer being entitled to borrow under such facility; (ii) termination of such facility; (iii) the requirement that any letters of credit under such facility be cash collateralized; (iv) acceleration of amounts owed under the Credit Agreement; and/or (v) foreclosure on any collateral securing the obligations under such facility. A default under the 2.75% Convertible Notes indenture, the 3.25% Convertible Notes indenture or the 3.75% Convertible Notes indenture could result in acceleration of the maturity of the notes.
The most significant financial covenants under the terms of our Credit Agreement require the maintenance of a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio. As of June 30, 2024, we were in compliance with all covenants contained in the Credit Agreement. We are not aware of any non-compliance by any of our unconsolidated real estate entities with the covenants contained in their debt agreements.
Debt Issuance Costs
During the three and six months ended June 30, 2024, we recorded $1.5 million and $2.1 million, respectively, of amortization related to debt issuance costs. We also capitalized $9.7 million in third party offering costs related to the issuance of the 3.25% Convertible Notes. These debt issuance costs will be amortized over the expected life of the 3.25% Convertible Notes.
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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
15.  Weighted Average Shares Outstanding and Net Income (Loss) Per Share
The following table presents a reconciliation of the weighted average shares of common stock used in calculating basic and diluted net income (loss) per share as well as the calculation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Numerator
Net income (loss) attributable to common shareholders for basic earnings per share	$36,895	$(17,000)	$5,912	$(40,023)
Add: Interest expense related to Convertible Notes (1)	3,074	—	—	—
Net income (loss) attributable to common shareholders for diluted earnings per share	$39,969	$(17,000)	$5,912	$(40,023)
Denominator
Weighted average common shares outstanding, basic	44,060	43,892	44,024	43,829
Add: Dilutive effect of RSUs	564	—	569	—
Add: Dilutive effect of Convertible Notes (1)	8,103	—	—	—
Weighted average common shares outstanding, diluted	52,727	43,892	44,593	43,829

Net income (loss) per share, basic	$0.84	$(0.39)	$0.13	$(0.91)
Net income (loss) per share, diluted	$0.76	$(0.39)	$0.13	$(0.91)
(1) The dilutive effect of the convertible notes was determined using the if-converted method. As the 2.75% Convertible Notes and 3.75% Convertible Notes will be convertible into cash, shares of our common stock or a combination thereof, at our election, the 2.75% Convertible Notes and 3.75% Convertible Notes are assumed to be converted into common stock at the beginning of the reporting period, and the resulting shares are included in the denominator of the calculation. In addition, interest charges, net of any income tax effects are added back to the numerator of the calculation. For the 3.25% Convertible Notes, we are required to settle the principal amount in cash and any conversion premium in excess of the principal amount in cash, shares of common stock, or a combination of cash and shares of common stock, at our election. As such, the 3.25% Convertible Notes only have an impact on diluted earnings per share when the average share price of our common stock exceeds the conversion price.
For the three months ended June 30, 2024, an immaterial amount of interest expense related to the 2.75% Convertible Notes and the potential dilution from those notes converting into 35,000 shares of common stock have been excluded from the calculation of diluted earnings per share, as their inclusion would have been anti-dilutive.
For the six months ended June 30, 2024, $6.6 million of interest expense related to 2.75% Convertible Notes and 3.75% Convertible Notes combined and the potential dilution from those convertible notes converting into 8,138,000 shares of common stock have been excluded from the calculation of diluted earnings per share, as their inclusion would have been anti-dilutive.
Due to net losses for the three and six months ended June 30, 2023, both the unvested RSUs representing 586,000 and 584,000 shares, respectively, and the potential dilution from the 2.75% Convertible Notes and 3.75% Convertible Notes converting into 10,095,000 shares of common stock have been excluded from the calculation of diluted earnings per share, as their inclusion would have been anti-dilutive.
In connection with the issuance of the 3.25% Convertible Notes and 3.75% Convertible Notes, we entered into the 2024 capped call transactions and 2023 capped call transactions, respectively, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
16.  Income Taxes
The following table presents the provision for (benefit from) income taxes for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Provision for (benefit from) income taxes	$20,693	$9,024	$11,167	$(445)
Effective tax rate	34.7%	(60.9%)	54.3%	0.9%
Our effective tax rate for the three and six months ended June 30, 2024 is higher than the prior year primarily due to non-deductible debt extinguishment costs and the related year over year variance in these costs.
17.  Contingencies - Legal Proceedings
Liabilities relating to legal proceedings and government inquiries, to the extent that we have concluded such liabilities are probable and the amounts of such liabilities are reasonably estimable, are recorded in the consolidated balance sheets. Disclosure is required when a material loss is probable but not reasonably estimable, a material loss is reasonably possible but not probable, or when it is reasonably possible that the amount of a loss will exceed the amount recorded. The total liabilities recorded in our condensed consolidated balance sheets for legal proceedings and government inquiries were immaterial as of June 30, 2024 and December 31, 2023.
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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Summarized segment information is as follows (in thousands):

Three months ended June 30,	Construction	Materials	Total
2024
Total revenue from reportable segments	$917,954	$239,468	$1,157,422
Elimination of intersegment revenue	—	(74,936)	(74,936)
Revenue from external customers	$917,954	$164,532	$1,082,486
Gross profit	$135,372	$29,339	$164,711
Depreciation, depletion and amortization	$13,501	$10,917	$24,418
2023
Total revenue from reportable segments	$749,413	$206,832	$956,245
Elimination of intersegment revenue	—	(57,693)	(57,693)
Revenue from external customers	$749,413	$149,139	$898,552
Gross profit	$79,154	$23,932	$103,086
Depreciation, depletion and amortization	$10,238	$7,090	$17,328

Six Months Ended June 30,	Construction	Materials	Total
2024
Total revenue from reportable segments	$1,513,167	$328,172	$1,841,339
Elimination of intersegment revenue	—	(86,578)	(86,578)
Revenue from external customers	$1,513,167	$241,594	$1,754,761
Gross profit	$192,200	$26,796	$218,996
Depreciation, depletion and amortization	$27,204	$21,394	$48,598
Segment assets as of period end	$565,222	$570,908	$1,136,130
2023
Total revenue from reportable segments	$1,252,829	$278,752	$1,531,581
Elimination of intersegment revenue	—	(72,961)	(72,961)
Revenue from external customers	$1,252,829	$205,791	$1,458,620
Gross profit	$115,859	$19,586	$135,445
Depreciation, depletion and amortization	$19,993	$13,213	$33,206
Segment assets as of period end	$443,112	$414,858	$857,970
A reconciliation of segment gross profit to consolidated income (loss) before income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Total gross profit from reportable segments	$164,711	$103,086	$218,996	$135,445
Selling, general and administrative expenses	70,052	64,563	158,045	137,685
Other costs, net	10,225	13,607	21,235	18,130
Gain on sales of property and equipment, net	(1,387)	(3,944)	(2,805)	(5,981)
Total other expense, net	26,271	43,682	21,939	35,674
Income (loss) before income taxes	$59,550	$(14,822)	$20,582	$(50,063)

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
During the first quarter of 2024, we reorganized our operational structure to more closely align with our two reportable segments, Construction and Materials. Previously, leaders within our three former operating groups of California, Central and Mountain managed both Construction and Materials operations within each group. This change allows us to better leverage our expertise within each reportable segment with leadership having direct oversight of their respective segment operations. As a result of the reorganization, we will no longer disclose financial information by operating group. There were no material impacts to our unaudited condensed consolidated financial statements and no changes to our reportable segments.
Current Economic Environment and Outlook
Funding for our public work projects, which account for approximately 80% of our portfolio, is dependent on federal, state, regional and local revenues. At the federal level, the continued rollout of the $1.2 trillion Infrastructure Investment and Jobs Act (“IIJA”) has increased federal highway, bridge and transit funding to its highest level in more than six decades with $550 billion in incremental funding over five years. The increased multi-year spending commitment has improved the programming visibility for state and local governments and has driven an increase in project lettings starting in 2023 that is continuing in 2024 and we believe will carry into 2025 and beyond.

At state, regional and local levels, voter-approved state and local transportation measures continue to support infrastructure spending. While each market is unique, we see a strong funding environment at the state and local levels aided by the IIJA. In California, our top revenue-generating state, despite overall budgetary concerns, a significant part of the state infrastructure spend is funded through Senate Bill 1 (SB-1), the Road Repair and Accountability Act of 2017, a 10-year, $54.2 billion program, which may only be used for transportation-related purposes, without any sunset provisions.
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
Our Committed and Awarded Projects (“CAP”) balance continues to be strong at $5.6 billion at the end of the second quarter of 2024. Our CAP is supported by a positive public funding environment and resilient private market which we believe will provide further opportunities for continued CAP growth.
Acquisitions
As previously disclosed, we completed two acquisitions during 2023. The results of operations of these businesses are included in our consolidated financial statements from the dates of acquisition, which impacts comparability to the applicable prior periods.
On April 24, 2023, we acquired Coast Mountain Resources (2020) Ltd. which changed its name to Granite Infrastructure Canada, Ltd. ("Granite Canada") on May 13, 2024. Granite Canada is a construction aggregate producer based in British Columbia, Canada operating on Malahat First Nation land.
On November 30, 2023, we acquired Lehman-Roberts Company and Memphis Stone & Gravel Company (collectively, "LRC/MSG"). LRC/MSG operates strategically located asphalt plants and sand and gravel mines serving the greater Memphis area and northern Mississippi.
See Note 3 of “Notes to the Condensed Consolidated Financial Statements” for further information.
Subsequent Event
On July 31, 2024, we agreed, subject to customary closing conditions, to acquire Dickerson & Bowen, Inc. with the transaction expected to close in the third quarter. Dickerson & Bowen is an aggregates, asphalt, and highway construction company serving central and southern Mississippi. This acquisition is not expected to have a material impact on our results of operations.
Results of Operations
Our operations are typically affected more by inclement weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability. Therefore, the results of operations of a given quarter are not indicative of the results to be expected for the full year.
The following table presents a financial summary for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Total revenue	$1,082,486	$898,552	$1,754,761	$1,458,620
Gross profit	$164,711	$103,086	$218,996	$135,445
Selling, general and administrative expenses	$70,052	$64,563	$158,045	$137,685
Other costs, net	$10,225	$13,607	$21,235	$18,130
Operating income (loss)	$85,821	$28,860	$42,521	$(14,389)
Total other expense, net	$26,271	$43,682	$21,939	$35,674
Amount attributable to non-controlling interests	$(1,962)	$6,846	$(3,503)	$9,595
Net income (loss) attributable to Granite Construction Incorporated	$36,895	$(17,000)	$5,912	$(40,023)

Revenue
Total Revenue by Segment

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2024		2023		2024		2023
Construction	$917,954	84.8%	$749,413	83.4%	$1,513,167	86.2%	$1,252,829	85.9%
Materials	164,532	15.2	149,139	16.6	241,594	13.8	205,791	14.1
Total	$1,082,486	100.0%	$898,552	100.0%	$1,754,761	100.0%	$1,458,620	100.0%
Construction Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2024		2023		2024		2023
Public	$696,710	75.9%	$505,460	67.4%	$1,116,527	73.8%	$838,552	66.9%
Private	221,244	24.1	243,953	32.6	396,640	26.2%	414,277	33.1%
Total	917,954	100.0%	749,413	100.0%	1,513,167	100.0%	1,252,829	100.0%
Construction revenue for the three and six months ended June 30, 2024 increased by $168.5 million and $260.3 million, or 22.5% and 20.8%, respectively, when compared to 2023. These increases were primarily driven by operations in California, Nevada and Alaska due to more favorable weather conditions in 2024 and higher levels of CAP going into the first and second quarters of this year compared to the prior year. Additionally, our acquired businesses contributed $29.7 million and $35.6 million of construction revenue during the three and six months ended June 30, 2024, respectively.
Materials Revenue
Materials revenue for the three and six months ended June 30, 2024 increased by $15.4 million and $35.8 million, or 10.3% and 17.4%, respectively, when compared to 2023. These increases were primarily driven by increases in revenue from newly acquired businesses of $15.7 million and $26.1 million in the three and six months ended June 30, 2024, respectively. In addition, higher asphalt and aggregate sales prices were partially offset by lower sales volumes.
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

(dollars in thousands)	June 30, 2024		March 31, 2024		December 31, 2023
Unearned revenue	$3,867,178	69.4%	$3,606,704	65.6%	$3,596,676	64.9%
Other awards	1,709,041	30.6	1,892,425	34.4	1,949,078	35.1
Total	$5,576,219	100.0%	$5,499,129	100.0%	$5,545,754	100.0%

(dollars in thousands)	June 30, 2024		March 31, 2024		December 31, 2023
Customer type:
Public	$4,343,218	77.9%	$4,397,792	80.0%	$4,368,904		78.8%
Private	1,233,001	22.1	1,101,337	20.0	1,176,850		21.2
Total	$5,576,219	100.0%	$5,499,129	100.0%	$5,545,754	—	100.0%

CAP of $5.6 billion at June 30, 2024 was $77.1 million or 1.4% higher than at March 31, 2024. Significant additions to CAP during the three months ended June 30, 2024 included $183 million for four highway projects in California, $114 million for a bridge project in Michigan, an $89 million airport project in Texas, a $65 million highway project in Utah and a $48 million fish passage project in Washington. All significant additions listed are for customers in the public sector except the airport project in Texas in which we were awarded a subcontract by a private entity.
Non-controlling partners’ share of CAP as of June 30, 2024, March 31, 2024 and December 31, 2023 was $351.6 million, $219.4 million and $243.8 million, respectively.
At June 30, 2024, five contracts with remaining CAP of $10 million or more per project had total forecasted losses with remaining revenue of $145.1 million, or 2.6%, of total CAP.
Gross Profit
The following table presents gross profit by reportable segment for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Construction	$135,372	$79,154	$192,200	$115,859
Percent of segment revenue	14.7%	10.6%	12.7%	9.2%
Materials	29,339	23,932	26,796	19,586
Percent of segment revenue	17.8%	16.0%	11.1%	9.5%
Total gross profit	$164,711	$103,086	$218,996	$135,445
Percent of total revenue	15.2%	11.5%	12.5%	9.3%
Construction gross profit for the three and six months ended June 30, 2024 increased by $56.2 million and $76.3 million, or 71.0% and 65.9%, respectively, when compared to 2023 primarily due to higher revenue and less negative net impacts from revisions in estimates in the current period. For further discussion of projects with revisions in estimates which individually had an impact of $5.0 million or more on gross profit, see Note 4 of "Notes to the Condensed Consolidated Financial Statements." Acquired businesses recognized gross profit of $3.5 million for the three months ended June 30, 2024 and gross loss of $1.3 million for six months ended June 30, 2024, which include purchase accounting related depreciation and intangible asset amortization of $2.8 million and $7.1 million, respectively. See Note 3 of "Notes to the Condensed Consolidated Financial Statements" for further information about acquisitions.
Materials gross profit for the three and six months ended June 30, 2024 increased by $5.4 million and $7.2 million, respectively, when compared to 2023. The increased gross profit was primarily due to the inclusion of the results of acquired businesses and higher sales prices. Acquired businesses recognized gross profit of $4.4 million and $1.0 million for the three and six months ended June 30, 2024.

Selling, General and Administrative Expenses
The following table presents the components of selling, general and administrative expenses for the respective periods:

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2024		2023		2024		2023
Selling
Salaries and related expenses	$13,350		$13,894		$30,824		$30,256
Stock-based compensation	221		243		814		1,072
Other selling expenses	2,353	—	1,797	—	3,849	—	3,236
Total selling	15,924		15,934		35,487		34,564
General and administrative
Salaries and related expenses	26,631		25,460		55,206		51,825
Stock-based compensation	1,532		1,255		13,290		5,968
Other general and administrative expenses	25,965		21,914		54,062		45,328
Total general and administrative	54,128		48,629		122,558		103,121
Total selling, general and administrative	$70,052		$64,563		$158,045		$137,685
Percent of revenue	6.5%		7.2%		9.0%		9.4%
Selling Expenses
Selling expenses include the costs for estimating and bidding including offsetting customer reimbursements for portions of our selling/bid submission expenses (i.e., stipends), business development and materials facility permits. Selling expenses can vary depending on the volume of projects in process and the number of employees assigned to estimating and bidding activities. As projects are completed or the volume of work slows down, we temporarily redeploy project employees to bid on new projects, moving their salaries and related costs from cost of revenue to selling expenses. Selling expenses for the three and six months ended June 30, 2024 were relatively flat when compared to 2023.
General and Administrative Expenses
General and administrative expenses include costs related to our operational offices that are not allocated to direct contract costs and expenses related to our corporate functions. Other general and administrative expenses include travel and entertainment, outside services, information technology, depreciation, occupancy, training, office supplies, incentive compensation, changes in the fair market value of our Non-Qualified Deferred Compensation plan liability and other miscellaneous expenses. Total general and administrative expenses for the three and six months ended June 30, 2024 increased by $5.5 million and $19.4 million, or 11.3% and 18.8% when compared to the same period in 2023, primarily due to a $7.3 million increase year to date in stock-based compensation due to improved financial performance as well as $3.0 million and $7.6 million, respectively of general and administrative expenses from acquired businesses, including $1.1 million and $2.1 million, respectively of purchase accounting related depreciation and intangible asset amortization.
Other Costs, net
The following table presents other costs, net for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Other costs, net	$10,225	$13,607	$21,235	$18,130
During the three and six months ended June 30, 2024, Other costs, net decreased $3.4 million and increased $3.1 million, respectively, compared to prior year. The decrease during the three months ended June 30, 2024 was due to a $12.0 million litigation charge in the prior year that did not recur in the current year, partially offset by an increase in costs associated with the defense of a former Company officer in his ongoing civil litigation with the Securities and Exchange Commission. These defense costs were the primary driver of the increase for the six months ended June 30, 2024.

Other (Income) Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Loss on debt extinguishment	27,824	51,052	27,824	51,052
Interest income	$(3,600)	$(3,232)	$(10,302)	$(6,994)
Interest expense	5,337	4,131	13,420	7,022
Equity in income of affiliates, net	(4,557)	(7,044)	(8,527)	(12,231)
Other (income) expense, net	1,267	(1,225)	(476)	(3,175)
Total other expense, net	$26,271	$43,682	$21,939	$35,674
During the three and six months ended June 30, 2024, total other expense, net decreased $17.4 million and $13.7 million, respectively, compared to the prior year. These decreases were primarily due to lower debt extinguishment costs of $23.2 million in 2024. In the second quarter of 2024, we repurchased approximately $30.2 million in aggregate principal amount of our 2.75% Convertible Notes and incurred a $27.8 million loss on debt extinguishment. Partially offsetting the decrease for the six months ended June 30, 2024, interest expense increased $6.4 million as a result of increased borrowings. See Note 14 of "Notes to the Condensed Consolidated Financial Statements" for more information.
Income Taxes
The following table presents the provision for (benefit from) income taxes for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Provision for (benefit from) income taxes	$20,693	$9,024	$11,167	$(445)
Effective tax rate	34.7%	(60.9%)	54.3%	0.9%
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
Amount Attributable to Non-controlling Interests
The following table presents the amount attributable to non-controlling interests in consolidated subsidiaries for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Amount attributable to non-controlling interests	$(1,962)	$6,846	$(3,503)	$9,595
The amount attributable to non-controlling interests represents the non-controlling owners’ share of the net (income) or loss of our consolidated construction joint ventures. The amounts for the three and six months ended June 30, 2024 decreased $8.8 million and $13.1 million, respectively, compared to the prior year primarily due to decreased losses from downward revisions in estimates in the current year on one consolidated construction joint venture (see Note 4 of “Notes to the Condensed Consolidated Financial Statements”).
Liquidity and Capital Resources
Our primary sources of liquidity are cash and cash equivalents, investments, available borrowing capacity under our credit facility and cash generated from operations. We may also from time-to-time issue and sell equity, debt or hybrid securities or engage in other capital markets transactions or sell one or more business units or assets. See Note 14 of the "Notes to the Condensed Consolidated Financial Statements" for information on our Credit Agreement, our 3.75% Convertible Notes, our 3.25% Convertible Notes and our 2.75% Convertible Notes.

Our material cash requirements include paying the costs and expenses associated with our operations, servicing outstanding indebtedness, making capital expenditures and paying dividends on our capital stock. We may also from time to time prepay or repurchase outstanding indebtedness, repurchase shares of our common stock or acquire assets or businesses that are complementary to our operations. See Note 1 of the "Notes to the Condensed Consolidated Financial Statements" for information on our share repurchases during the second quarter of 2024.
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
As of June 30, 2024, our cash and cash equivalents consisted of deposits and money market funds held with established national financial institutions and marketable securities consisting primarily of U.S. Government and agency obligations.
As of June 30, 2024, the total unused availability under our Credit Agreement was $333.4 million, resulting from $16.6 million in issued and outstanding letters of credit and nothing drawn under the Revolver. See Note 14 of “Notes to the Condensed Consolidated Financial Statements.”
As of June 30, 2024, we had $29.2 million of contract retention receivables from Brightline Trains Florida LLC ("Brightline") which represented 9.4% of total contract assets (see Note 7 of “Notes to the Condensed Consolidated Financial Statements”). Once all conditions of final completion are satisfied, the Brightline retention receivable will be due to us within 40 days; however, timing cannot be assured. Brightline has experienced delays in securing additional funding in the past, therefore the timing and probability of future payments may be affected, and our liquidity impacted if Brightline faces future funding difficulties.
In evaluating our liquidity position and needs, we also consider cash and cash equivalents held by our consolidated construction joint ventures (“CCJVs”). The following table presents our cash, cash equivalents and marketable securities, including amounts from our CCJVs, as of the respective dates:

(in thousands)	June 30, 2024	December 31, 2023
Cash and cash equivalents excluding CCJVs	$244,783	$297,439
CCJV cash and cash equivalents (1)	121,963	120,224
Total consolidated cash and cash equivalents	366,746	417,663
Short-term marketable securities (2)	10,500	35,863
Total cash, cash equivalents and marketable securities	$377,246	$453,526
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
(2)All marketable securities were classified as held-to-maturity and consisted of U.S. Government and agency obligations as of June 30, 2024 and December 31, 2023.
Granite’s portion of CCJV cash and cash equivalents was $74.9 million and $73.1 million as of June 30, 2024 and December 31, 2023, respectively. Excluded from the table above is $36.3 million and $34.2 million as of June 30, 2024 and December 31, 2023, respectively, of Granite’s portion of unconsolidated construction joint venture cash and cash equivalents.
Capital Expenditures
Major capital expenditures are typically for aggregate and asphalt production facilities, aggregate reserves, construction equipment, buildings and leasehold improvements and investments in our information technology systems. The timing and amount of such expenditures can vary based on the progress of planned capital projects, the type and size of construction projects, changes in business outlook and other factors. During the six months ended June 30, 2024, we had capital expenditures of $66.9 million, compared to $79.7 million, during the six months ended June 30, 2023. The decrease year over year is primarily due to acquisition of materials reserves in 2023. We currently anticipate 2024 capital expenditures to be approximately $130 million to $150 million, including approximately $50 million in planned strategic materials investments in land, reserves and an aggregate plant. This range also includes approximately $20 million related to a project-specific tunnel boring machine.

Cash Flows

	Six Months Ended June 30,
(in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$22,084	$(118,948)
Investing activities	$(50,122)	$(64,378)
Financing activities	$(22,879)	$103,781
Operating activities
As a large infrastructure contractor and construction materials producer, our revenue, gross profit and the resulting operating cash flows can differ significantly from period to period due to a variety of factors, including project progression toward completion, outstanding contract change orders and affirmative claims, and the payment terms of our contracts. Additionally, operating cash flows are impacted by the timing related to funding construction joint ventures and the resolution of uncertainties inherent in the complex nature of the work that we perform, including claim and back charge settlements. Our working capital assets result from both public and private sector projects. Customers in the private sector can be slower paying than those in the public sector; however, private sector projects generally have higher gross profit as a percentage of revenue. While we typically invoice our customers on a monthly basis, our construction contracts frequently provide for retention that is a specified percentage withheld from each payment by our customers until the contract is completed and the work accepted by the customer.
Cash provided by operating activities of $22.1 million for the six months ended June 30, 2024 represents a $141.0 million increase in cash provided by operating activities when compared to the same period of 2023. The change was primarily attributable to a $64.3 million increase in net income after adjusting for non-cash items and a $54.5 million decrease in cash used by working capital, which includes receivables, net contract assets, inventories, other assets, accounts payable and accrued expenses and other liabilities. Additionally, distributions from, net of contributions to, unconsolidated construction joint ventures and affiliates increased $22.3 million when compared to the same period of 2023.
Investing activities
Cash used in investing activities of $50.1 million for the six months ended June 30, 2024 represents a $14.3 million decrease in cash used in investing activities when compared to the same period of 2023. The change was due to $13.8 million less cash used related to business acquisitions (see Note 3 of “Notes to the Condensed Consolidated Financial Statements”) and $12.8 million less cash used for purchases of property and equipment. This was partially offset by a $6.3 million decrease in proceeds from sales of property and equipment and a $5.0 million decrease in maturities of marketable securities.
Financing activities
Cash used in financing activities of $22.9 million for the six months ended June 30, 2024 represents a $126.7 million increase in cash used in financing activities when compared to the same period of 2023. The change was primarily due to a decrease in proceeds from debt issuances, net of debt repayments and related charges of $94.3 million. See Note 14 of the “Notes to the Condensed Consolidated Financial Statements” for further information. The year over year increase in cash used in financing activities was also due to a $17.4 million increase in repurchases of common stock as well as a decrease in contributions from non-controlling partners, net of distributions, of $14.9 million.
Derivatives
We recognize derivative instruments as either assets or liabilities in the condensed consolidated balance sheets at fair value using Level 2 inputs. See Note 9 to “Notes to the Condensed Consolidated Financial Statements” for further information.
Surety Bonds and Real Estate Mortgages
We are generally required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At June 30, 2024, approximately $3.6 billion of our $5.6 billion CAP was bonded. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds after the owner accepts the work performed under contract. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.
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
Covenants and Events of Default
Our Credit Agreement requires us to comply with various affirmative, restrictive and financial covenants, including the financial covenants described below. Our failure to comply with these covenants would constitute an event of default under the Credit Agreement. Additionally, the 2.75% Convertible Notes, 3.25% Convertible Notes and 3.75% Convertible Notes are governed by the terms and conditions of their respective indentures. Our failure to pay principal, interest or other amounts when due or within the relevant grace period on our 2.75% Convertible Notes, our 3.25% Convertible Notes, our 3.75% Convertible Notes or our Credit Agreement would constitute an event of default under the 2.75% Convertible Notes indenture, the 3.25% Convertible Notes indenture, the 3.75% Convertible Note indenture or the Credit Agreement. A default under our Credit Agreement could result in (i) us no longer being entitled to borrow under such facility; (ii) termination of such facility; (iii) the requirement that any letters of credit under such facility be cash collateralized; (iv) acceleration of amounts owed under the Credit Agreement; and/or (v) foreclosure on any collateral securing the obligations under such facility. A default under the 2.75% Convertible Notes indenture, the 3.25% Convertible Notes indenture, or the 3.75% Convertible Notes indenture could result in acceleration of the maturity of the notes.
The most significant financial covenants under the terms of our Credit Agreement require the maintenance of a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio. As of June 30, 2024, we were in compliance with the covenants in the Credit Agreement.
Share Repurchase Program
As announced on February 3, 2022, on February 1, 2022, the Board of Directors authorized us to purchase up to $300.0 million of our common stock at management’s discretion (the “2022 authorization”). During the three and six months ended June 30, 2024, we repurchased 225,000 shares under the 2022 authorization and $218.2 million remained available under the 2022 authorization as of June 30, 2024.
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
Item 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS
The description of the matters set forth in Part I, Item I of this Report under Note 17 of “Notes to the Condensed Consolidated Financial Statements” is incorporated herein by reference.
Item 1A.    RISK FACTORS
There have been no material changes in the risk factors previously disclosed in “Item 1A. Risk Factors” in our Annual Report.
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended June 30, 2024:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
April 1, 2024 through April 30, 2024	905	$56.76	—	$231,535,405
May 1, 2024 through May 31, 2024	364	$61.48	—	$231,535,405
June 1, 2024 through June 30, 2024	229,864	$59.37	225,000	$218,187,374
	231,133	$59.36	225,000
(1)Includes 905, 364 and 4,864 shares purchased during April, May and June, respectively, in connection with employee tax withholding for restricted stock units vested under our equity incentive plans.
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
Item 5.    OTHER INFORMATION
Trading Arrangements
During the three months ended June 30, 2024, none of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6.    EXHIBITS

4.1	*
Indenture (including Form of Note) with respect to Granite Construction Incorporated’s 3.25% Convertible Senior Notes due 2030, dated June 11, 2024, by and between Granite Construction Incorporated and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2024)

10.1	*	Granite Construction Incorporated 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2024)
10.2	*	Form of Non-Employee Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2024)
10.3	*	Form of Employee Service Award Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2024)
10.4	*	Form of Employee LTIP Award Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2024)
10.5	*	Form of Capped Call Confirmation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2024)
31.1	†	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	†	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	††	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95	†	Mine Safety Disclosure
101.INS	†	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)
101.SCH	†	Inline XBRL Taxonomy Extension Schema
101.CAL	†	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	†	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	†	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	†	Inline XBRL Taxonomy Extension Presentation Linkbase
104	†	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
	*	Incorporated by reference
	†	Filed herewith
	††	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE CONSTRUCTION INCORPORATED

Date:	August 1, 2024	By:	/s/ Elizabeth L. Curtis
Elizabeth L. Curtis
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)