Form 10-Q
period 2024-09-30
GRANITE CONSTRUCTION INC
filed 2024-10-31
CIK 861459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 25, 2024.

Class	Outstanding
Common stock, $0.01 par value	43,712,551

PART I. FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited - in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents ($149,068 and $120,224 related to consolidated construction joint ventures (“CCJVs”))	$462,286	$417,663
Short-term marketable securities	10,147	35,863
Receivables, net ($50,372 and $62,040 related to CCJVs)	733,018	598,705
Contract assets ($106,320 and $68,520 related to CCJVs)	321,653	262,987
Inventories	107,973	103,898
Equity in construction joint ventures	144,097	171,233
Other current assets ($5,034 and $5,590 related to CCJVs)	34,928	53,102
Total current assets	1,814,102	1,643,451
Property and equipment, net ($7,266 and $7,557 related to CCJVs)	719,678	662,864
Investments in affiliates	94,921	92,910
Goodwill	211,624	155,004
Intangible assets	131,579	117,322
Right of use assets	86,299	78,176
Deferred income taxes, net	4,990	8,179
Other noncurrent assets	67,732	55,634
Total assets	$3,130,925	$2,813,540

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$1,099	$39,932
Accounts payable ($83,515 and $62,755 related to CCJVs)	509,976	408,363
Contract liabilities ($58,878 and $50,929 related to CCJVs)	292,641	243,848
Accrued expenses and other current liabilities ($5,033 and $5,426 related to CCJVs)	361,110	337,740
Total current liabilities	1,164,826	1,029,883
Long-term debt	737,458	614,781
Long-term lease liabilities	70,981	63,548
Deferred income taxes, net	3,420	3,708
Other long-term liabilities	84,561	74,654
Commitments and contingencies (see Note 17)
Equity:
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	—	—
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding: 43,704,841 shares as of September 30, 2024 and 43,944,118 shares as of December 31, 2023	437	439
Additional paid-in capital	437,343	474,134
Accumulated other comprehensive income	437	881
Retained earnings	568,877	501,844
Total Granite Construction Incorporated shareholders’ equity	1,007,094	977,298
Non-controlling interests	62,585	49,668
Total equity	1,069,679	1,026,966
Total liabilities and equity	$3,130,925	$2,813,540
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Construction	$1,080,705	$945,698	$2,593,872	$2,198,527
Materials	194,805	171,122	436,399	376,913
Total revenue	1,275,510	1,116,820	3,030,271	2,575,440
Cost of revenue:
Construction	910,020	808,536	2,230,987	1,945,506
Materials	162,541	141,641	377,339	327,846
Total cost of revenue	1,072,561	950,177	2,608,326	2,273,352
Gross profit	202,949	166,643	421,945	302,088
Selling, general and administrative expenses	91,650	74,794	249,695	212,479
Other costs, net	8,543	19,843	29,778	37,973
Gain on sales of property and equipment, net	(1,542)	(1,812)	(4,347)	(7,793)
Operating income	104,298	73,818	146,819	59,429
Other (income) expense:
(Gain) loss on debt extinguishment	(272)	—	27,552	51,052
Interest income	(7,513)	(4,293)	(17,815)	(11,287)
Interest expense	7,905	4,877	21,325	11,899
Equity in income of affiliates, net	(4,394)	(7,147)	(12,921)	(19,378)
Other (income) expense, net	(874)	462	(1,350)	(2,713)
Total other (income) expense, net	(5,148)	(6,101)	16,791	29,573
Income before income taxes	109,446	79,919	130,028	29,856
Provision for income taxes	25,469	22,423	36,636	21,978
Net income	83,977	57,496	93,392	7,878
Amount attributable to non-controlling interests	(5,026)	128	(8,529)	9,723
Net income attributable to Granite Construction Incorporated	$78,951	$57,624	$84,863	$17,601

Net income per share attributable to common shareholders (see Note 15):
Basic	$1.81	$1.31	$1.93	$0.40
Diluted	$1.57	$1.13	$1.79	$0.40
Weighted average shares outstanding:
Basic	43,696	43,924	43,914	43,861
Diluted	52,366	53,612	52,585	44,447
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$83,977	$57,496	$93,392	$7,878
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on cash flow hedges, net of tax	$(547)	$883	$(693)	$325
Less: reclassification for net gains (losses) included in interest expense, net of tax	436	(362)	518	(250)
Net change	$(111)	$521	$(175)	$75
Foreign currency translation adjustments, net	278	(422)	(269)	31
Other comprehensive income (loss), net of tax	$167	$99	$(444)	$106
Comprehensive income, net of tax	$84,144	$57,595	$92,948	$7,984
Non-controlling interests in comprehensive (income) loss, net of tax	(5,026)	128	(8,529)	9,723
Comprehensive income attributable to Granite Construction Incorporated, net of tax	$79,118	$57,723	$84,419	$17,707
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited - in thousands, except share data)

	Outstanding Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Granite Shareholders’ Equity	Non-controlling Interests	Total Equity
Balances at June 30, 2024	43,686,508	$437	$435,271	$270	$495,679	$931,657	$55,758	$987,415
Net income	—	—	—	—	78,951	78,951	5,026	83,977
Other comprehensive income	—	—	—	167	—	167	—	167
Repurchases of common stock (1)	(3,546)	—	(241)	—	—	(241)	—	(241)
Restricted stock units (“RSUs”) vested	10,264	—	—	—	—	—	—	—
Dividends on common stock ($0.13 per share)	—	—	73	—	(5,753)	(5,680)	—	(5,680)
Common stock issued in debt redemption	11,665	0	(0)	—	—	—	—	—
Transactions with non-controlling interests	—	—	—	—	—	—	1,801	1,801
Stock-based compensation expense and other	(50)	—	2,240	—	—	2,240	—	2,240
Balances at September 30, 2024	43,704,841	$437	$437,343	$437	$568,877	$1,007,094	$62,585	$1,069,679

Balances at June 30, 2023	43,918,798	$439	$470,511	$795	$429,797	$901,542	$39,908	$941,450
Net income (loss)	—	—	—	—	57,624	57,624	(128)	57,496
Other comprehensive income	—	—	—	99	—	99	—	99
Repurchases of common stock (1)	(3,334)	—	(134)	—	—	(134)	—	(134)
RSUs vested	11,166	—	—	—	—	—	—	—
Dividends on common stock ($0.13 per share)	—	—	76	—	(5,785)	(5,709)	—	(5,709)
Transactions with non-controlling interests	—	—	—	—	—	—	11,449	11,449
Stock-based compensation expense and other	(54)	—	1,926	—	—	1,926	—	1,926
Balances at September 30, 2023	43,926,576	$439	$472,379	$894	$481,636	$955,348	$51,229	$1,006,577
(1) This amount represents employee tax withholding for RSUs vested under our equity incentive plans.

	Outstanding Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Granite Shareholders’ Equity	Non-controlling Interests	Total Equity
Balances at December 31, 2023	43,944,118	$439	$474,134	$881	$501,844	$977,298	$49,668	$1,026,966
Net income	—	—	—	—	84,863	84,863	8,529	93,392
Other comprehensive loss	—	—	—	(444)	—	(444)	—	(444)
Repurchases of common stock (1)	(370,113)	(3)	(20,877)	—	(505)	(21,385)	—	(21,385)
RSUs vested	375,704	4	(4)	—	—	—	—	—
Dividends on common stock ($0.13 per share per quarter)	—	—	225	—	(17,325)	(17,100)	—	(17,100)
Capped call transactions	—	—	(34,189)	—	—	(34,189)	—	(34,189)
Redemption of warrants	—	—	466	—	—	466	—	466
Common stock issued in debt redemption	11,665	0	(0)	—	—	—	—	—
Exercise of bond hedge	(260,883)	(3)	3	—	—	—	—	—
Transactions with non-controlling interests	—	—	—	—	—	—	4,388	4,388
Stock-based compensation expense and other	4,350	—	17,585	—	—	17,585	—	17,585
Balances at September 30, 2024	43,704,841	$437	$437,343	$437	$568,877	$1,007,094	$62,585	$1,069,679

Balances at December 31, 2022	43,743,907	$437	$470,407	$788	$481,384	$953,016	$32,129	$985,145
Net income (loss)	—	—	—	—	17,601	17,601	(9,723)	7,878
Other comprehensive income	—	—	—	106	—	106	—	106
Repurchases of common stock (1)	(96,936)	(1)	(3,900)	—	—	(3,901)	—	(3,901)
RSUs vested	272,528	3	(3)	—	—	—	—	—
Dividends on common stock ($0.13 per share per quarter)	—	—	226	—	(17,349)	(17,123)	—	(17,123)
Capped call transactions	—	—	(39,379)	—	—	(39,379)	—	(39,379)
Redemption of warrants	—	—	(13,201)	—	—	(13,201)	—	(13,201)
Common stock issued in debt extinguishment	1,390,500	14	49,321	—	—	49,335	—	49,335
Exercise of bond hedge	(1,390,516)	(14)	14	—	—	—	—	—
Transactions with non-controlling interests	—	—	—	—	—	—	28,823	28,823
Stock-based compensation expense and other	7,093	—	8,894	—	—	8,894	—	8,894
Balances at September 30, 2023	43,926,576	$439	$472,379	$894	$481,636	$955,348	$51,229	$1,006,577
(1) This amount represents employee tax withholding for RSUs vested under our equity incentive plans in 2024 and 2023 and stock repurchased in 2024 under the Board approved repurchase plan. During the nine months ended September 30, 2024 and 2023, there were 145,113 shares and 96,936 shares, respectively, withheld related to employee taxes for RSUs. During the nine months ended September 30, 2024, we also repurchased 225,000 shares under the share repurchase program.
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - in thousands)

Nine Months Ended September 30,	2024	2023
Operating activities:
Net income	$93,392	$7,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	92,283	65,298
Amortization related to long-term debt	3,400	1,689
Loss on debt extinguishment	27,552	51,052
Gain on sales of property and equipment, net	(4,347)	(7,793)
Deferred income taxes	—	1,542
Stock-based compensation	17,325	8,630
Equity in net (income) loss from unconsolidated construction joint ventures	651	(4,535)
Net income from affiliates	(12,921)	(19,378)
Other non-cash adjustments	(165)	5,659
Changes in assets and liabilities:
Receivables	(115,321)	(286,262)
Contract assets, net	(11,799)	8,315
Inventories	(1,367)	(3,421)
Contributions to unconsolidated construction joint ventures	(3,218)	(18,310)
Distributions from unconsolidated construction joint ventures and affiliates	28,792	8,903
Other assets, net	14,779	(6,705)
Accounts payable	104,477	144,721
Accrued expenses and other liabilities, net	50,036	76,915
Net cash provided by operating activities	$283,549	$34,198
Investing activities:
Purchases of marketable securities	(6,977)	(9,740)
Maturities of marketable securities	31,500	40,000
Purchases of property and equipment	(108,167)	(108,963)
Proceeds from sales of property and equipment	6,739	14,613
Acquisitions of businesses, net of cash acquired (See Note 3)	(122,448)	(26,933)
Cash paid for purchase price adjustments on business acquisition (See Note 3)	(13,183)	—
Proceeds from company owned life insurance	—	1,545
Return of investment in affiliates	1,429	—
Collection of notes receivable	—	208
Net cash used in investing activities	$(211,107)	$(89,270)
Financing activities:
Proceeds from issuance of convertible notes (See Note 14)	373,750	373,750
Proceeds from long-term debt	—	55,000
Debt principal repayments	(310,226)	(304,851)
Capped call transactions	(46,046)	(53,035)
Redemption of warrants	(497)	(13,201)
Debt issuance costs	(10,053)	(10,024)
Cash dividends paid	(17,131)	(17,101)
Repurchases of common stock	(21,384)	(3,900)
Contributions from non-controlling partners	20,500	35,400
Distributions to non-controlling partners	(18,072)	(9,100)
Other financing activities, net	1,340	267
Net cash provided by (used in) financing activities	$(27,819)	$53,205
Net increase (decrease) in cash and cash equivalents	44,623	(1,867)
Cash and cash equivalents at beginning of period	417,663	293,991
Cash and cash equivalents at end of period	$462,286	$292,124

Supplementary Information:
Right of use assets obtained in exchange for lease obligations	$23,146	$28,546
Cash paid during the period for:
Operating lease liabilities	$17,532	$16,461
Interest	$12,686	$6,473
Income taxes	$9,762	$7,324
Other non-cash operating activities:
Deferred taxes related to capped call transactions	$11,857	$13,656
Non-cash investing and financing activities:
RSUs issued, net of forfeitures	$20,309	$11,447
Dividends declared but not paid	$5,682	$5,710
Contributions from non-controlling partners	$1,959	$2,523
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  General
Basis of Presentation: The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (“we,” “us,” “our,” the “Company” or “Granite”) pursuant to the rules and regulations of the Securities and Exchange Commission, are unaudited and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023 (“Annual Report”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to state fairly our financial position at September 30, 2024 and the results of our operations and cash flows for the periods presented. The December 31, 2023 condensed consolidated balance sheet data included herein was derived from audited consolidated financial statements but does not include all disclosures required by U.S. GAAP.
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
Share Repurchase Program: As announced on February 3, 2022, on February 1, 2022, the Board of Directors authorized us to purchase up to $300.0 million of our common stock at management’s discretion. During the nine months ended September 30, 2024, we repurchased 225,000 shares under this authorization. The share repurchases are included in Repurchases of common stock on the Condensed Consolidated Statements of Shareholders’ Equity and within Financing activities on the Condensed Consolidated Statement of Cash Flows. As of September 30, 2024, $218.2 million of the authorization remained available.
Seasonality: Our operations are typically affected more by weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability. Therefore, the results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year.
2.  Recently Issued and Adopted Accounting Pronouncements
We closely monitor all Accounting Standards Updates issued by the Financial Accounting Standards Board and other authoritative guidance. No new accounting pronouncements were recently issued or adopted in the nine months ended September 30, 2024 that had or are expected to have a material impact on our financial statements.
3.  Acquisitions
Dickerson & Bowen, Inc.
On August 9, 2024, we completed the acquisition of Dickerson & Bowen, Inc. ("D&B") for an estimated purchase price of $124.2 million in cash, subject to customary closing adjustments. D&B is an aggregates, asphalt and highway construction company serving central and southern Mississippi which expands our footprint in that region. The buyer of D&B, Granite Southeast Company ("Granite Southeast"), is a wholly-owned subsidiary of Granite and D&B's results have been included in the Construction and Materials segments since the acquisition date. D&B’s customers are in both the public and private

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
sectors. We have accounted for this transaction in accordance with Accounting Standards Codification ("ASC") Topic 805, Business Combinations (“ASC 805”).
Preliminary Purchase Price Allocation
In accordance with ASC 805, the total purchase price and assumed liabilities were allocated to the net tangible and identifiable intangible assets based on their estimated fair values as of August 9, 2024. These estimates are subject to revision, which may result in adjustments to the values presented below. There are certain provisional estimates that are subject to finalization. As we continue to integrate the acquired business, we may obtain additional information which may result in revisions to preliminary valuation assumptions, estimates and the resulting fair values presented herein. We expect to finalize these amounts within 12 months from the acquisition date.
Based on our preliminary purchase price allocation, the net tangible and intangible assets acquired were $31.7 million and $27.7 million, respectively, resulting in acquired goodwill of $64.8 million, none of which is tax deductible. Of the acquired goodwill, $44.0 million is in the Materials segment and $20.8 million is in the Construction segment. The factors that contributed to the recognition of goodwill from the acquisition include strengthening and expanding our vertically integrated southeast home market. The most significant assets acquired were $38.1 million of property and equipment and $18.2 million of customer relationships.
Pro Forma Financial Information
The unaudited pro forma financial information in the table below summarizes the combined results of operations of Granite and D&B as though the companies had been combined as of January 1, 2023. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2023, nor does it intend to be a projection of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited, in thousands, except per share amounts)	2024	2023	2024	2023
Revenue	$1,285,341	$1,150,402	$3,085,489	$2,657,316
Net income attributable to Granite Construction Incorporated	$80,657	$63,352	$93,770	$28,535
Basic net income per share attributable to common shareholders	$1.85	$1.44	$2.14	$0.65
Diluted net income per share attributable to common shareholders	$1.54	$1.18	$1.78	$0.64
These amounts have been calculated after applying Granite’s accounting policies and adjusting the results of D&B to reflect the additional depreciation and amortization that would have been recorded assuming the fair value adjustments to property and equipment and intangible assets had been applied starting on January 1, 2023. Acquisition and integration expenses related to D&B that were incurred during the nine months ended September 30, 2024 are reflected in the nine months ended September 30, 2023 due to the assumed timing of the transaction. The statutory tax rate of 26% was used for both 2024 and 2023 for the pro forma adjustments.
During the nine months ended September 30, 2024, we incurred $2.3 million of acquisition and integration expenses associated with the D&B acquisition which were primarily related to professional services.
LRC/MSG
On November 30, 2023, Granite Southeast completed the acquisition of LRC/MSG for $278.0 million, subject to customary closing adjustments, plus an estimated amount related to tax make-whole agreements with the seller. We purchased all of the outstanding equity interests in LRC/MSG and the purchase price was funded by a $150.0 million senior secured term loan, a draw of $100 million under our existing revolver and the remainder from cash on hand. Both the senior secured term loan and the draw under the revolver were fully repaid during the first half of 2024.
The acquired businesses are longstanding asphalt paving and asphalt and aggregates producers and suppliers. LRC/MSG operates strategically located asphalt plants and sand and gravel mines serving the greater Memphis area and northern Mississippi.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
LRC/MSG's results have been included in the Construction and Materials segments since the acquisition date. LRC/MSG’s customers are in both the public and private sectors. Revenue attributable to LRC/MSG for the three and nine months ended September 30, 2024 was $45.5 million and $105.0 million, respectively. Gross profit attributable to LRC/MSG for the three and nine months ended September 30, 2024 was $5.7 million and $5.0 million, respectively.
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
During the nine months ended September 30, 2024, we made measurement period adjustments to reflect facts and circumstances in existence as of the acquisition date. These adjustments included a $4.6 million net increase from net working capital adjustments and a $2.2 million net decrease in the value of the net tangible and identifiable intangible assets acquired, offset by a $14.9 million decrease in the estimated obligation associated with the tax make-whole agreements noted above. The impact of these adjustments was a decrease in goodwill of $8.1 million. We paid $13.2 million during the nine months ended September 30, 2024 associated with the acquisition of LRC/MSG, which includes $6.1 million for working capital adjustments and $7.1 million for the tax make-whole obligation.
There were no material measurement period adjustments during the three months ended September 30, 2024. As of September 30, 2024, we have finalized the purchase price accounting.

The following table presents the purchase price allocation:

(in thousands)
Assets:
Cash and cash equivalents	$12,798
Receivables	18,373
Contract assets	3,388
Inventories	13,738
Other current assets	1,032
Property and equipment	86,329
Right of use assets	15,539
Other noncurrent assets	3,718
Total tangible assets	154,915
Identifiable intangible assets	107,460
Liabilities:
Accounts payable	6,806
Contract liabilities	3,213
Accrued expenses and other current liabilities	10,166
Long-term lease liabilities	15,558
Other long-term liabilities	5,960
Total liabilities assumed	41,703
Total tangible and identifiable intangible net assets acquired	220,672
Goodwill	72,744
Purchase price	$293,416

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Coast Mountain Resources
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
In our review of these changes for the three and nine months ended September 30, 2024 and 2023, we did not identify any material amounts that should have been recorded in a prior period.
The projects with increases from revisions in estimates, which individually had an impact of $5.0 million or more on gross profit, are summarized as follows (dollars in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Number of projects with upward estimate changes	2	1	2	1
Range of increase in gross profit from each project, net	$5.4 - 5.7	$8.6	$5.2 - 6.2	$8.1
Increase to project profitability, net	$11.1	$8.6	$11.4	$8.1
Increase to net income	$8.5	$6.5	$8.7	$6.1
Amounts attributable to non-controlling interests	$—	$—	$—	$3.3
Increase to net income attributable to Granite Construction Incorporated	$8.5	$6.5	$8.7	$2.8
Increase to net income per diluted share attributable to common shareholders	$0.16	$0.12	$0.17	$0.06
The increases during the three months ended September 30, 2024 and September 30, 2023 were due to changes in the estimated amount of probable recovery on outstanding claims. In the three months ended September 30, 2024, decreases in estimated costs from mitigated risks also contributed to the increase.
The increases during the nine months ended September 30, 2024 were due to changes in the estimated amount of probable recovery on outstanding claims and changes in the estimated transaction price related to unresolved contract modifications resulting from revisions to project work plans, permitting and scheduling. The increase during the nine months ended September 30, 2023 was due to decreases in estimated costs from mitigated risks.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The projects with decreases from revisions in estimates, which individually had an impact of $5.0 million or more on gross profit, are summarized as follows (dollars in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Number of projects with downward estimate changes	—	1	4	3
Range of reduction in gross profit from each project, net	$—	$8.4	$5.3 - 22.0	$5.3 - 40.5
Decrease to project profitability, net	$—	$8.4	$44.2	$51.1
Decrease to net income	$—	$6.3	$33.8	$38.3
Amounts attributable to non-controlling interests	$—	$4.2	$5.4	$20.2
Decrease to net income attributable to Granite Construction Incorporated	$—	$2.1	$28.5	$18.1
Decrease to net income per diluted share attributable to common shareholders	$—	$0.04	$0.54	$0.41
The decreases during the nine months ended September 30, 2024 were due to additional costs related to changes in project duration, lower productivity than originally anticipated and increased labor and materials costs. The decreases during the three and nine months ended September 30, 2023 were due to additional costs related to changes in project durations, lower productivity than originally anticipated and increased labor and materials cost.
5.  Disaggregation of Revenue
As discussed in Note 1, during the first quarter of 2024, we reorganized our operational structure to more closely align with our two reportable segments, Construction and Materials. Previously, leaders within our three former operating groups of California, Central and Mountain managed both Construction and Materials operations within each group. As a result of the reorganization, we will no longer disclose financial information by operating group and we have updated our presentation of disaggregated revenue. The prior year disaggregation of revenue amounts have been recast to conform with the current period presentation.
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
The following table presents our revenue disaggregated by reportable segment and by customer type for the Construction segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Construction segment revenue:
Public	$828,268	$674,494	$1,944,795	$1,513,046
Private	252,437	271,204	649,077	685,481
Total Construction segment revenue	1,080,705	945,698	2,593,872	2,198,527
Materials segment revenue	194,805	171,122	436,399	376,913
Total revenue	$1,275,510	$1,116,820	$3,030,271	$2,575,440

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
6.  Unearned Revenue
The following table presents our unearned revenue disaggregated by customer type as of the respective periods:

(in thousands)	September 30, 2024	December 31, 2023
Public	$3,071,044	$2,892,255
Private	813,102	704,421
Total	$3,884,146	$3,596,676
All unearned revenue is in the Construction segment. Approximately $2.7 billion of the September 30, 2024 unearned revenue is expected to be recognized within the next twelve months and the remaining amount will be recognized thereafter.
7.  Contract Assets and Liabilities
As a result of changes in contract transaction price related to performance obligations that were satisfied or partially satisfied prior to the end of the periods, we recognized revenue of $43.3 million and $220.7 million during the three and nine months ended September 30, 2024 and $41.6 million and $131.3 million during the three and nine months ended September 30, 2023. The changes in contract transaction price for the three and nine months ended September 30, 2024 and 2023 were from items such as executed or estimated change orders and unresolved contract modifications and claims.
As of September 30, 2024 and December 31, 2023, the aggregate claim recovery estimates included in contract asset and liability balances were $88.0 million and $77.9 million, respectively.
The components of the contract asset balances as of the respective dates were as follows:

(in thousands)	September 30, 2024	December 31, 2023
Costs in excess of billings and estimated earnings	$143,739	$100,106
Contract retention	177,914	162,881
Total contract assets	$321,653	$262,987
As of September 30, 2024 and December 31, 2023, contract retention receivable from Brightline Trains Florida LLC represented 9.1% and 11.1%, respectively, of total contract assets. No other contract retention receivable individually exceeded 10% of total contract assets at any of the presented dates. The majority of the contract retention balance is expected to be collected within one year.
As work is performed, revenue is recognized and the corresponding contract liabilities are reduced. We recognized revenue of $16.7 million and $270.0 million during the three and nine months ended September 30, 2024, respectively, and $17.5 million and $188.6 million during the three and nine months ended September 30, 2023, respectively, that was included in the contract liability balances at December 31, 2023 and 2022, respectively.
The components of the contract liability balances as of the respective dates were as follows:

(in thousands)	September 30, 2024	December 31, 2023
Billings in excess of costs and estimated earnings, net of retention	$279,566	$227,913
Provisions for losses	13,075	15,935
Total contract liabilities	$292,641	$243,848

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
8.  Receivables, net
Receivables include billed and unbilled amounts for services provided to clients for which we have an unconditional right to payment as of the end of the applicable period and generally do not bear interest. The following table presents major categories of receivables:

(in thousands)	September 30, 2024	December 31, 2023
Contracts completed and in progress:
Billed	$367,272	$343,190
Unbilled	213,555	119,170
Total contracts completed and in progress	580,827	462,360
Materials sales	73,047	61,808
Other	80,087	76,084
Total gross receivables	733,961	600,252
Less: allowance for credit losses	943	1,547
Total net receivables	$733,018	$598,705
Included in other receivables at September 30, 2024 and December 31, 2023 were items such as estimated recovery from back charge claims, notes receivable, fuel tax refunds and income tax refunds. Other receivables at September 30, 2024 and December 31, 2023 also included $25.0 million of working capital contributions in the form of a loan to a partner in one of our unconsolidated construction joint ventures, plus accrued interest. None of our customers had a receivable balance in excess of 10% of our total net receivables as of September 30, 2024 or December 31, 2023.
9.  Fair Value Measurement
The following tables summarize significant assets and liabilities measured at fair value in the condensed consolidated balance sheets on a recurring basis for each of the fair value levels (in thousands):

	Fair Value Measurement at Reporting Date Using
September 30, 2024	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$56,314	$—	$—	$56,314
Total assets	$56,314	$—	$—	$56,314
Accrued and other current liabilities:
Crude oil swaps	$—	$363	$—	$363
Heating oil swaps	—	801	—	801
Diesel collars	—	267	—	267
Total liabilities	$—	$1,431	$—	$1,431

December 31, 2023
Cash equivalents:
Money market funds	$101,275	$—	$—	$101,275
Total assets	$101,275	$—	$—	$101,275
Accrued and other current liabilities:
Interest rate swap	$—	$126	$—	$126
Heating oil swaps	—	153	—	153
Diesel collars	—	802	—	802
Total liabilities	$—	$1,081	$—	$1,081

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
Commodity Derivatives
In 2023, we entered into collar contracts and commodity swaps to reduce our price exposure on diesel consumption and heating oil consumption, respectively. The collars and swaps were not designated as hedges and will be treated as mark-to-market derivative instruments through their maturity dates. The financial statement impact of the collar contracts and commodity swaps for the three and nine months ended September 30, 2024 and 2023 was immaterial.
In April 2024 and December 2022, we entered into commodity swaps designated as cash flow hedges to reduce our price exposure on crude oil with a notional amount of $1.8 million and $7.0 million, respectively, and maturity dates of October 31, 2024 and October 31, 2023, respectively. The financial statement impact of these swaps during the three and nine months ended September 30, 2024 and 2023 was immaterial.
Other Assets and Liabilities
The carrying values and estimated fair values of financial instruments that are not required to be recorded at fair value in the condensed consolidated balance sheets were as follows:

		September 30, 2024		December 31, 2023
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Held-to-maturity marketable securities (1)	Level 1	$10,147	$10,119	$35,863	$35,357
Liabilities (including current maturities):
3.25% Convertible Notes (2)	Level 2	$373,750	$458,074	$—	$—
3.75% Convertible Notes (2)	Level 2	$373,750	$674,301	$373,750	$475,601
2.75% Convertible Notes (2)	Level 2	$—	$—	$31,338	$51,045
Credit Agreement - Term Loan (2)	Level 3	$—	$—	$150,000	$153,585
Credit Agreement - Revolver (2)	Level 3	$—	$—	$100,000	$102,317
(1) All marketable securities were classified as held-to-maturity and consisted of U.S. Government and agency obligations as of September 30, 2024 and December 31, 2023.
(2) The fair values of our our 3.25% convertible senior notes due 2030 (the "3.25% Convertible Notes"), our 3.75% convertible senior notes due 2028 (the "3.75% Convertible Notes") and our 2.75% convertible senior notes due 2024 (the "2.75% Convertible Notes") are based on the median price of the notes in an active market. The fair value of the Credit Agreement is based on borrowing rates available to us for long-term loans with similar terms, average maturities, and credit risk. See Note 14 for more information about our convertible notes and the Credit Agreement.
During the nine months ended September 30, 2024 and 2023, we had no material nonfinancial asset or liability fair value adjustments.
10.  Construction Joint Ventures
We participate in various construction joint ventures. We have determined that certain of these joint ventures are consolidated because they are variable interest entities (“VIEs”) and we are the primary beneficiary. We continually evaluate whether there are changes in the status of the VIEs or changes to the primary beneficiary designation of the VIE. Based on our assessments during the three and nine months ended September 30, 2024, we determined no change was required for existing joint ventures.
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
Consolidated Construction Joint Ventures (“CCJVs”)
As of September 30, 2024, we were engaged in ten active CCJV projects. Our proportionate share of the equity in these joint ventures was between 50.0% and 70.0%. During the three and nine months ended September 30, 2024 and 2023, total revenue from CCJVs was $101.3 million, $265.1 million, $91.2 million, and $223.3 million, respectively. During the nine months ended September 30, 2024 and 2023, CCJVs provided $33.0 million and used $36.8 million of operating cash flows, respectively. As of September 30, 2024, our share of revenue remaining to be recognized on these CCJVs was $375.8 million and ranged from $1.3 million to $140.1 million by project.
Unconsolidated Construction Joint Ventures
As of September 30, 2024, we were engaged in five active unconsolidated construction joint venture projects. Our proportionate share of the equity in these unconsolidated construction joint ventures ranged from 30.0% to 50.0%. As of September 30, 2024, our share of the revenue remaining to be recognized on these unconsolidated construction joint ventures was $31.4 million and ranged from $0.7 million to $24.6 million by project.
The following is summary financial information related to unconsolidated construction joint ventures:

(in thousands)	September 30, 2024	December 31, 2023
Assets:
Cash, cash equivalents and marketable securities	$113,587	$117,962
Other current assets (1)	599,976	666,536
Noncurrent assets	37,036	52,580
Less: partners’ interest	520,025	574,723
Granite’s interest (1),(2)	$230,574	$262,355
Liabilities:
Current liabilities	$152,481	$191,175
Less: partners’ interest and adjustments (3)	61,493	85,131
Granite’s interest	$90,988	$106,044
Equity in construction joint ventures (4)	$139,586	$156,311
(1) Included in this balance and in accrued expenses and other current liabilities on the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023 was $57.8 million related to performance guarantees (see Note 13).
(2) Included in this balance as of September 30, 2024 and December 31, 2023 was $68.4 million and $66.6 million, respectively, related to Granite’s share of estimated cost recovery of customer affirmative claims. In addition, this balance included $1.7 million related to Granite’s share of estimated recovery of back charge claims as of September 30, 2024 and December 31, 2023, respectively.
(3) Partners’ interest and adjustments includes amounts to reconcile total net assets as reported by our partners to Granite’s interest adjusted to reflect our accounting policies and estimates primarily related to contract forecast differences.
(4) Included in this balance and in accrued expenses and other current liabilities on our condensed consolidated balance sheets was $4.5 million and $14.9 million as of September 30, 2024 and December 31, 2023, respectively, related to deficits in unconsolidated construction joint ventures, which includes provisions for losses.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Revenue:
Total	$15,996	$(18,391)	$46,361	$44,994
Less: partners’ interest and adjustments (1)	8,206	(34,395)	21,148	4,625
Granite’s interest	$7,790	$16,004	$25,213	$40,369
Cost of revenue:
Total	$23,462	$(10,607)	$69,559	$74,328
Less: partners’ interest and adjustments (1)	13,756	(18,143)	42,132	38,173
Granite’s interest	$9,706	$7,536	$27,427	$36,155
Granite’s interest in gross profit (loss)	$(1,916)	$8,468	$(2,214)	$4,214
Net Income (Loss):
Total	$(5,667)	$(7,514)	$(17,766)	$(27,742)
Less: partners’ interest and adjustments (1)	(4,264)	(16,054)	(17,115)	(32,277)
Granite’s interest in net income (loss) (2)	$(1,403)	$8,540	$(651)	$4,535
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
11.  Investments in Affiliates
Our investments in affiliates balance consists of equity method investments in the following types of entities:

(in thousands)	September 30, 2024	December 31, 2023
Foreign	$72,790	$68,407
Real estate	4,522	7,136
Asphalt terminal	17,609	17,367
Total investments in affiliates	$94,921	$92,910
The following table provides summarized balance sheet information for our affiliates accounted for under the equity method on a combined basis:

(in thousands)	September 30, 2024	December 31, 2023
Current assets	$205,698	$204,897
Noncurrent assets	131,912	159,694
Total assets	$337,610	$364,591
Current liabilities	$74,533	$81,899
Long-term liabilities (1)	45,156	54,591
Total liabilities	$119,689	$136,490
Net assets	$217,921	$228,101
Granite’s share of net assets	$94,921	$92,910
(1)This balance is primarily related to local bank debt for equipment purchases and debt associated with our real estate investments.
Of the $337.6 million of total affiliate assets as of September 30, 2024, we had investments in two real estate entities with total assets of $34.1 million, our foreign affiliates had total assets of $262.1 million and the asphalt terminal entity had total assets of $41.4 million. As of September 30, 2024 and December 31, 2023, all of the investments in real estate affiliates were in residential real estate in Texas. As of September 30, 2024, our percent ownership in the real estate entities ranged from 10% to 25%. We have direct and indirect investments in our foreign affiliates, and our percent ownership in foreign

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
affiliates ranged from 25% to 50% as of September 30, 2024. Our percent ownership in the asphalt terminal entity was 50% as of September 30, 2024.
12.  Property and Equipment, net
Balances of major classes of assets and total accumulated depreciation and depletion are included in property and equipment, net in the condensed consolidated balance sheets as follows:

(in thousands)	September 30, 2024	December 31, 2023
Equipment and vehicles	$1,203,487	$1,140,195
Quarry property	253,864	251,922
Land and land improvements	129,047	105,872
Buildings and leasehold improvements	114,019	102,676
Office furniture and equipment	74,841	72,098
Property and equipment	$1,775,258	$1,672,763
Less: accumulated depreciation and depletion	1,055,580	1,009,899
Property and equipment, net	$719,678	$662,864
13.  Accrued Expenses and Other Current Liabilities

(in thousands)	September 30, 2024	December 31, 2023
Accrued insurance	$89,252	$81,936
Deficits in unconsolidated construction joint ventures	4,511	14,921
Payroll and related employee benefits	116,143	105,418
Performance guarantees	57,849	57,849
Short-term lease liabilities	18,612	16,826
Other	74,743	60,790
Total	$361,110	$337,740
Other includes dividends payable, warranty reserves, asset retirement obligations, remediation reserves and other miscellaneous accruals, none of which were greater than 5% of total current liabilities at any of the presented dates. At December 31, 2023, the "other" balance above included the estimated LRC/MSG tax make-whole liability (see Note 3) which was finalized and paid in June 2024.
14.  Long-Term Debt and Credit Arrangements

(in thousands)	September 30, 2024	December 31, 2023
3.25% Convertible Notes	$373,750	$—
3.75% Convertible Notes	373,750	373,750
2.75% Convertible Notes	—	31,338
Credit Agreement - Term Loan	—	150,000
Credit Agreement - Revolver	—	100,000
Debt issuance costs and other	(8,943)	(375)
Total debt	$738,557	$654,713
Less: current maturities	1,099	39,932
Total long-term debt	$737,458	$614,781
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
In November 2023, we entered into Amendment No. 2 to the Credit Agreement ("Amendment No. 2") which amended the Credit Agreement to, among other things, provide for a $150.0 million senior secured term loan (the “Term Loan”), which was fully drawn on closing to fund the LRC/MSG acquisition. The Term Loan was scheduled to mature on June 2, 2027 and amortize 5% per year, payable in quarterly installments beginning in the first quarter of 2024. The Term Loan was fully repaid with the net proceeds from our 3.25% Convertible Notes in the second quarter of 2024.
We may borrow on the Revolver, at our option, at either (a) the Secured Overnight Financing Rate (“SOFR”) term rate plus a credit adjustment spread plus applicable margin ranging from 1.0% to 2.0%, or (b) a base rate plus an applicable margin ranging from zero to 1.0%. The applicable margin is based on our Consolidated Leverage Ratio (as defined in our Credit Agreement), calculated quarterly. As of September 30, 2024, the total unused availability under the Credit Agreement was $333.5 million, resulting from $16.5 million in issued and outstanding letters of credit and nothing drawn under the Revolver. The letters of credit had expiration dates between November 2024 and December 2027.
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
The 3.25% Convertible Notes have an initial conversion rate of 12.8398 shares of our common stock per $1,000 principal amount of the 3.25% Convertible Notes, which is equivalent to an initial conversion price of approximately $77.88 per share of our common stock, subject to adjustment if certain events occur. Upon conversion, we will settle the principal amount of the 3.25% Convertible Notes in cash, and any conversion premium in excess of the principal amount in cash, or a combination of cash and shares of common stock, at our election.
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
2024 Capped Call Transactions
In June 2024, we entered into privately negotiated capped call transactions in connection with the offering of the 3.25% Convertible Notes (the "2024 capped call transactions"). The 2024 capped call transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of the 3.25% Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 3.25% Convertible Notes, as the case may be. If, however, the market price per share of our common stock, as measured under the terms of the 2024 capped call transactions, exceeds the cap price of $119.82 of the 2024 capped call transactions, there would nevertheless be dilution and/or there would not be an offset of such cash payments, in each case, to the extent that such market price exceeds the cap price of the 2024 capped call transactions.
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
The initial conversion rate applicable to the 3.75% Convertible Notes is 21.6807 shares of our common stock per $1,000 principal amount of the 3.75% Convertible Notes, which is equivalent to an initial conversion price of approximately $46.12 per share of our common stock, subject to adjustment if certain events occur. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. In addition, upon the occurrence of a “fundamental change” as defined in the indenture governing the 3.75% Convertible Notes, holders may require us to repurchase for cash all or any portion of their 3.75% Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 3.75% Convertible Notes to be repurchased plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. If certain corporate events that constitute a “make-whole fundamental change” as set forth in the indenture governing the 3.75% Convertible Notes occur prior to the maturity date of the 3.75% Convertible Notes or if we deliver a notice of redemption, we will, in certain circumstances, increase the conversion rate for a holder who elects to convert its 3.75% Convertible Notes in connection with such event or notice of redemption.
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
2023 Capped Call Transactions
In May 2023, we entered into capped call transactions (the "2023 capped call transactions") in connection with the offering of the 3.75% Convertible Notes. The 2023 capped call transactions are expected generally to reduce the potential dilution to our common stock upon conversion of the 3.75% Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 3.75% Convertible Notes, as the case may be. If, however, the market price per share of our common stock, as measured under the terms of the 2023 capped call transactions, exceeds the cap price of $79.83 of the 2023 capped call transactions, there would nevertheless be dilution and/or there would not be an offset of such cash payments, in each case, to the extent that such market price exceeds the cap price of the 2023 capped call transactions.
2.75% Convertible Notes
The 2.75% Convertible Notes were issued in November 2019 in an aggregate principal amount of $230.0 million, with an interest rate of 2.75% and a maturity date of November 1, 2024, unless earlier converted, redeemed or repurchased.
In June 2024, we called the 2.75% Convertible Notes for redemption. As of September 30, 2024, no 2.75% Convertible Notes remained outstanding.
Covenants and Events of Default
Our Credit Agreement requires us to comply with various affirmative, restrictive and financial covenants, including the financial covenants described below. Our failure to comply with these covenants would constitute an event of default under the Credit Agreement. Additionally, the 3.25% Convertible Notes and 3.75% Convertible Notes are governed by the terms and conditions of their respective indentures. Our failure to pay principal, interest or other amounts when due or within the relevant grace period on our 3.25% Convertible Notes, our 3.75% Convertible Notes or our Credit Agreement would constitute an event of default under the 3.25% Convertible Notes indenture, the 3.75% Convertible Notes indenture or the Credit Agreement. A default under our Credit Agreement could result in (i) us no longer being entitled to borrow under such facility; (ii) termination of such facility; (iii) the requirement that any letters of credit under such facility be cash collateralized; (iv) acceleration of amounts owed under the Credit Agreement; and/or (v) foreclosure on any collateral securing the obligations under such facility. A default under the 3.25% Convertible Notes indenture or the 3.75% Convertible Notes indenture could result in acceleration of the maturity of the notes.
The most significant financial covenants under the terms of our Credit Agreement require the maintenance of a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio. As of September 30, 2024, we were in compliance with all covenants contained in the Credit Agreement. We are not aware of any non-compliance by any of our unconsolidated real estate entities with the covenants contained in their debt agreements.
Debt Issuance Costs
During the three and nine months ended September 30, 2024, we recorded $0.9 million and $3.0 million, respectively, of amortization related to debt issuance costs. We also capitalized $10.3 million in third party offering costs related to the issuance of the 3.25% Convertible Notes. These debt issuance costs will be amortized over the expected life of the 3.25% Convertible Notes.
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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
15.  Weighted Average Shares Outstanding and Net Income Per Share
The following table presents a reconciliation of the weighted average shares of common stock used in calculating basic and diluted net income per share as well as the calculation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Numerator
Net income attributable to common shareholders for basic earnings per share	$78,951	$57,624	$84,863	$17,601
Add: Interest expense related to Convertible Notes (1)	3,064	3,209	9,196	—
Net income attributable to common shareholders for diluted earnings per share	$82,015	$60,833	$94,059	$17,601
Denominator
Weighted average common shares outstanding, basic	43,696	43,924	43,914	43,861
Add: Dilutive effect of RSUs	567	589	568	586
Add: Dilutive effect of Convertible Notes (1)	8,103	9,099	8,103	—
Weighted average common shares outstanding, diluted	52,366	53,612	52,585	44,447

Net income per share, basic	$1.81	$1.31	$1.93	$0.40
Net income per share, diluted	$1.57	$1.13	$1.79	$0.40
(1) The dilutive effect of the convertible notes was determined using the if-converted method. As the 3.75% Convertible Notes will be convertible into cash, shares of our common stock or a combination thereof, at our election, the 3.75% Convertible Notes are assumed to be converted into common stock at the beginning of the reporting period, and the resulting shares are included in the denominator of the calculation. In addition, interest charges, net of any income tax effects are added back to the numerator of the calculation. For the 3.25% Convertible Notes, we are required to settle the principal amount in cash and any conversion premium in excess of the principal amount in cash, shares of common stock, or a combination of cash and shares of common stock, at our election. As such, the 3.25% Convertible Notes only have an impact on diluted earnings per share when the average share price of our common stock exceeds the conversion price.
For the nine months ended September 30, 2023, interest expense related to convertible notes of $6.9 million and the potential dilution from the convertible notes converting into 9.1 million shares of common stock have been excluded from the calculation of diluted earnings per share, as their inclusion would have been anti-dilutive.
In connection with the issuance of the 3.25% Convertible Notes and 3.75% Convertible Notes, we entered into the 2024 capped call transactions and 2023 capped call transactions, respectively, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive.
16.  Income Taxes
The following table presents the provision for income taxes for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Provision for income taxes	$25,469	$22,423	$36,636	$21,978
Effective tax rate	23.3%	28.1%	28.2%	73.6%
Our effective tax rate for the three months ended September 30, 2024 is lower than the prior year due to tax expense recognized in the third quarter of 2023 associated with recording a non-deductible goodwill impairment and valuation allowances on certain foreign net operating losses. Our effective rate for the nine months ended September 30, 2024 is lower than the prior year primarily due to incurring less nondeductible debt extinguishment costs in 2024 than 2023 as well as the tax expense associated with the goodwill impairment and valuation allowances recorded in the third quarter of 2023.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
17.  Contingencies - Legal Proceedings
Liabilities relating to legal proceedings and government inquiries, to the extent that we have concluded such liabilities are probable and the amounts of such liabilities are reasonably estimable, are recorded in the consolidated balance sheets. Disclosure is required when a material loss is probable but not reasonably estimable, a material loss is reasonably possible but not probable, or when it is reasonably possible that the amount of a loss will exceed the amount recorded. The total liabilities recorded in our condensed consolidated balance sheets for legal proceedings and government inquiries were immaterial as of September 30, 2024 and December 31, 2023.
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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Summarized segment information is as follows (in thousands):

Three months ended September 30,	Construction	Materials	Total
2024
Total revenue from reportable segments	$1,080,705	$297,398	$1,378,103
Elimination of intersegment revenue	—	(102,593)	(102,593)
Revenue from external customers	$1,080,705	$194,805	$1,275,510
Gross profit	$170,685	$32,264	$202,949
Depreciation, depletion and amortization	$16,979	$11,685	$28,664
2023
Total revenue from reportable segments	$945,698	$245,060	$1,190,758
Elimination of intersegment revenue	—	(73,938)	(73,938)
Revenue from external customers	$945,698	$171,122	$1,116,820
Gross profit	$137,162	$29,481	$166,643
Depreciation, depletion and amortization	$11,239	$7,431	$18,670

Nine Months Ended September 30,	Construction	Materials	Total
2024
Total revenue from reportable segments	$2,593,872	$625,570	$3,219,442
Elimination of intersegment revenue	—	(189,171)	(189,171)
Revenue from external customers	$2,593,872	$436,399	$3,030,271
Gross profit	$362,885	$59,060	$421,945
Depreciation, depletion and amortization	$44,183	$33,079	$77,262
Segment assets as of period end	$604,257	$646,654	$1,250,911
2023
Total revenue from reportable segments	$2,198,527	$523,813	$2,722,340
Elimination of intersegment revenue	—	(146,900)	(146,900)
Revenue from external customers	$2,198,527	$376,913	$2,575,440
Gross profit	$253,021	$49,067	$302,088
Depreciation, depletion and amortization	$31,232	$20,644	$51,876
Segment assets as of period end	$449,354	$421,766	$871,120
A reconciliation of segment gross profit to consolidated income before income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Total gross profit from reportable segments	$202,949	$166,643	$421,945	$302,088
Selling, general and administrative expenses	91,650	74,794	249,695	212,479
Other costs, net	8,543	19,843	29,778	37,973
Gain on sales of property and equipment, net	(1,542)	(1,812)	(4,347)	(7,793)
Total other (income) expense, net	(5,148)	(6,101)	16,791	29,573
Income before income taxes	$109,446	$79,919	$130,028	$29,856

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
Our Committed and Awarded Projects (“CAP”) balance continues to be strong at $5.6 billion at the end of the third quarter of 2024. Our CAP is supported by a positive public funding environment and resilient private market which we believe will provide further opportunities for continued CAP growth.
Acquisitions
On August 9, 2024, we acquired Dickerson & Bowen, Inc. ("D&B"). D&B is an aggregates, asphalt, and highway construction company serving central and southern Mississippi.
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
The following table presents a financial summary for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Total revenue	$1,275,510	$1,116,820	$3,030,271	$2,575,440
Gross profit	$202,949	$166,643	$421,945	$302,088
Selling, general and administrative expenses	$91,650	$74,794	$249,695	$212,479
Other costs, net	$8,543	$19,843	$29,778	$37,973
Operating income	$104,298	$73,818	$146,819	$59,429
Total other (income) expense, net	$(5,148)	$(6,101)	$16,791	$29,573
Amount attributable to non-controlling interests	$(5,026)	$128	$(8,529)	$9,723
Net income attributable to Granite Construction Incorporated	$78,951	$57,624	$84,863	$17,601

Revenue
Total Revenue by Segment

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2024		2023		2024		2023
Construction	$1,080,705	84.7%	$945,698	84.7%	$2,593,872	85.6%	$2,198,527	85.4%
Materials	194,805	15.3	171,122	15.3	436,399	14.4	376,913	14.6
Total	$1,275,510	100.0%	$1,116,820	100.0%	$3,030,271	100.0%	$2,575,440	100.0%
Construction Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2024		2023		2024		2023
Public	$828,268	76.6%	$674,494	71.3%	$1,944,795	75.0%	$1,513,046	68.8%
Private	252,437	23.4	271,204	28.7	649,077	25.0	685,481	31.2
Total	$1,080,705	100.0%	$945,698	100.0%	$2,593,872	100.0%	$2,198,527	100.0%
Construction revenue for the three and nine months ended September 30, 2024 increased by $135.0 million and $395.3 million, or 14.3% and 18.0%, respectively, when compared to 2023, primarily due to higher levels of CAP, more favorable weather conditions early in 2024 and revenue from acquired businesses. Our acquired businesses contributed $41.5 million and $77.1 million of construction revenue during the three and nine months ended September 30, 2024, respectively.
Materials Revenue
Materials revenue for the three and nine months ended September 30, 2024 increased by $23.7 million and $59.5 million, or 13.8% and 15.8%, respectively, when compared to 2023. These increases were primarily driven by increases in revenue from newly acquired businesses of $20.8 million and $46.9 million in the three and nine months ended September 30, 2024, respectively, in addition to higher asphalt and aggregate sales prices which offset decreased asphalt volumes.
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

(dollars in thousands)	September 30, 2024		June 30, 2024		December 31, 2023		September 30, 2023
Unearned revenue	$3,884,146	69.1%	$3,867,178	69.4%	$3,596,676	64.9%	$3,964,749	71.0%
Other awards	1,735,649	30.9	1,709,041	30.6	1,949,078	35.1	1,619,774	29.0
Total	$5,619,795	100.0%	$5,576,219	100.0%	$5,545,754	100.0%	$5,584,523	100.0%

(dollars in thousands)	September 30, 2024		June 30, 2024		December 31, 2023		September 30, 2023
Customer type:
Public	$4,365,669	77.7%	$4,343,218	77.9%	$4,368,904	78.8%	$4,693,728	84.0%
Private	1,254,126	22.3	1,233,001	22.1	1,176,850	21.2	890,795	16.0
Total	$5,619,795	100.0%	$5,576,219	100.0%	$5,545,754	100.0%	$5,584,523	100.0%

CAP of $5.6 billion at September 30, 2024 was $43.6 million, or 0.8%, higher than at June 30, 2024. Significant additions to CAP during the three months ended September 30, 2024 included $180 million for a pumping station project in Nevada and $158 million of Federal work in Guam. All significant additions listed are for customers in the public sector.
Non-controlling partners’ share of CAP as of September 30, 2024, June 30, 2024, December 31, 2023 and September 30, 2023 was $355.2 million, $351.6 million, $243.8 million and $277.5 million, respectively.
At September 30, 2024, only one contract with remaining CAP of $10 million or more had a total forecasted loss with remaining revenue of $71.8 million, or 1.3%, of total CAP.
Gross Profit
The following table presents gross profit by reportable segment for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Construction	$170,685	$137,162	$362,885	$253,021
Percent of segment revenue	15.8%	14.5%	14.0%	11.5%
Materials	32,264	29,481	59,060	49,067
Percent of segment revenue	16.6%	17.2%	13.5%	13.0%
Total gross profit	$202,949	$166,643	$421,945	$302,088
Percent of total revenue	15.9%	14.9%	13.9%	11.7%
Construction gross profit for the three and nine months ended September 30, 2024 increased by $33.5 million and $109.9 million, or 24.4% and 43.4%, respectively, when compared to 2023 primarily due to higher revenue and less negative net impacts from revisions in estimates in the current period. For further discussion of projects with revisions in estimates which individually had an impact of $5.0 million or more on gross profit, see Note 4 of "Notes to the Condensed Consolidated Financial Statements." Acquired businesses recognized gross profit of $8.7 million and $7.5 million for the three and nine months ended September 30, 2024, respectively, which include $2.3 million and $6.3 million, respectively, of purchase accounting related depreciation and intangible asset amortization. See Note 3 of "Notes to the Condensed Consolidated Financial Statements" for further information about acquisitions.
Materials gross profit for the three and nine months ended September 30, 2024 increased by $2.8 million and $10.0 million, respectively, when compared to 2023. The increased gross profit was primarily due to the inclusion of the results of acquired businesses and higher sales prices. Acquired businesses recognized gross profit of $0.4 million and $1.4 million for the three and nine months ended September 30, 2024, which include $0.4 million and $3.4 million, respectively, of purchase accounting related depreciation and intangible asset amortization.

Selling, General and Administrative Expenses
The following table presents the components of selling, general and administrative expenses for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Selling:
Salaries and related expenses	$16,515	$13,939	$47,339	$44,195
Incentive compensation	4,738	1,816	5,366	2,327
Stock-based compensation	241	231	1,055	1,303
Other selling expenses	960	1,430	4,181	4,155
Total selling	22,454	17,416	57,941	51,980
General and administrative:
Salaries and related expenses	25,565	22,890	80,771	74,715
Incentive compensation	16,757	12,164	19,532	13,727
Stock-based compensation	1,583	1,136	14,873	7,104
Other general and administrative expenses	25,290	21,188	76,577	64,953
Total general and administrative	69,196	57,378	191,754	160,499
Total selling, general and administrative	$91,650	$74,794	$249,695	$212,479
Percent of revenue	7.2%	6.7%	8.2%	8.3%
Selling Expenses
Selling expenses include the costs for estimating and bidding including offsetting customer reimbursements for portions of our selling/bid submission expenses (i.e., stipends), business development and materials facility permits. Selling expenses can vary depending on the volume of projects in process and the number of employees assigned to estimating and bidding activities. As projects are completed or the volume of work slows down, we temporarily redeploy project employees to bid on new projects, moving their salaries and related costs from cost of revenue to selling expenses. Selling expenses for the three and nine months ended September 30, 2024 increased by $5.0 million and $6.0 million, or 28.9% and 11.5% when compared to the same periods in 2023, primarily due to increases in incentive compensation due to improved financial performance as well as higher salaries and related expenses.
General and Administrative Expenses
General and administrative expenses include costs related to our operational offices that are not allocated to direct contract costs and expenses related to our corporate functions. Other general and administrative expenses include travel and entertainment, outside services, information technology, depreciation, occupancy, training, office supplies, incentive compensation, changes in the fair market value of our Non-Qualified Deferred Compensation plan liability and other miscellaneous expenses. Total general and administrative expenses for the three months ended September 30, 2024 increased by $11.8 million, or 20.6%, when compared to the same period in 2023, primarily due to an increase in incentive compensation due to improved financial performance as well as $4.3 million of general and administrative expenses from acquired businesses, including $2.4 million of purchase accounting related depreciation and intangible asset amortization. Total general and administrative expenses for the nine months ended September 30, 2024 increased by $31.3 million, or 19.5%, when compared to the same period in 2023, primarily due to $11.9 million of general and administrative expenses from acquired businesses, including $4.5 million of purchase accounting related depreciation and intangible asset amortization, as well as a $7.8 million increase in stock-based compensation and a $5.8 million increase in incentive compensation, both due to improved financial performance.
Other Costs, net
The following table presents other costs, net for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Other costs, net	$8,543	$19,843	$29,778	$37,973

During the three and nine months ended September 30, 2024, Other costs, net decreased $11.3 million and $8.2 million, respectively, compared to prior year. The decreases during the three and nine months ended September 30, 2024 were due to $8.0 million and $20.0 million, respectively, of litigation charges in the prior year that did not recur in the current year combined with $5.0 million of non-cash impairment charges during the three and nine months ended September 30, 2023. Those decreases were partially offset by an increase in costs in the current year associated with the defense of a former Company officer in his ongoing civil litigation with the Securities and Exchange Commission.
Other (Income) Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
(Gain) loss on debt extinguishment	$(272)	$—	$27,552	$51,052
Interest income	(7,513)	(4,293)	(17,815)	(11,287)
Interest expense	7,905	4,877	21,325	11,899
Equity in income of affiliates, net	(4,394)	(7,147)	(12,921)	(19,378)
Other (income) expense, net	(874)	462	(1,350)	(2,713)
Total other (income) expense, net	$(5,148)	$(6,101)	$16,791	$29,573
During the three months ended September 30, 2024, total other income, net, decreased $1.0 million compared to the same period in the prior year. During the nine months ended September 30, 2024, total other expense, net, decreased $12.8 million compared to the same period in the prior year. During the nine months ended September 30, 2024, we repurchased approximately $30.2 million in aggregate principal amount of our 2.75% Convertible Notes and incurred a $27.6 million loss on debt extinguishment which was $23.5 million less than the 2023 extinguishment charge.
Interest expense, net of interest income, for the three months ended September 30, 2024 was relatively flat when compared to 2023. During the nine months ended September 30, 2024, interest expense, net of interest income, increased $2.9 million, as a result of increased borrowings, partially offset by higher interest income due to higher cash balances. Equity in income of affiliates, net during the three and nine months ended September 30, 2024 decreased $2.8 million and $6.5 million, respectively, primarily due to lower sales by our affiliates.
Income Taxes
The following table presents the provision for income taxes for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Provision for income taxes	$25,469	$22,423	$36,636	$21,978
Effective tax rate	23.3%	28.1%	28.2%	73.6%
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
Amount Attributable to Non-controlling Interests
The following table presents the amount attributable to non-controlling interests in consolidated subsidiaries for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Amount attributable to non-controlling interests	$(5,026)	$128	$(8,529)	$9,723
The amount attributable to non-controlling interests represents the non-controlling owners’ share of the net (income) or loss of our consolidated construction joint ventures. The amounts for the three and nine months ended September 30, 2024 increased $5.2 million and $18.3 million, respectively, compared to the prior year primarily due to the impact of revisions in estimates in the current year on one consolidated construction joint venture (see Note 4 of “Notes to the Condensed Consolidated Financial Statements”).
Liquidity and Capital Resources
Our primary sources of liquidity are cash and cash equivalents, investments, available borrowing capacity under our credit facility and cash generated from operations. We may also from time-to-time issue and sell equity, debt or hybrid securities or engage in other capital markets transactions or sell one or more business units or assets. See Note 14 of the "Notes to the Condensed Consolidated Financial Statements" for information on our Credit Agreement, our 3.75% Convertible Notes and our 3.25% Convertible Notes.
Our material cash requirements include paying the costs and expenses associated with our operations, servicing outstanding indebtedness, making capital expenditures and paying dividends on our capital stock. We may also from time to time prepay or repurchase outstanding indebtedness, repurchase shares of our common stock or acquire assets or businesses that are complementary to our operations. See Note 1 and Note 3 of the "Notes to the Condensed Consolidated Financial Statements" for information on our share repurchases during the nine months ended September 30, 2024 and our acquisitions.
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
As of September 30, 2024, our cash and cash equivalents consisted of deposits and money market funds held with established national financial institutions and marketable securities consisting primarily of U.S. Government and agency obligations.
As of September 30, 2024, the total unused availability under our Credit Agreement was $333.5 million, resulting from $16.5 million in issued and outstanding letters of credit and nothing drawn under the Revolver. See Note 14 of “Notes to the Condensed Consolidated Financial Statements.”
As of September 30, 2024, we had $29.2 million of contract retention receivables from Brightline Trains Florida LLC ("Brightline") which represented 9.1% of total contract assets (see Note 7 of “Notes to the Condensed Consolidated Financial Statements”). As of the date of this report, $24.2 million is past due. Once all conditions of final completion are satisfied, the remaining $5.0 million will be due to us within 40 days. Brightline has experienced delays in securing additional funding in the past, therefore the timing and probability of future payments may be affected, and our liquidity impacted if Brightline faces future funding difficulties.
In evaluating our liquidity position and needs, we also consider cash and cash equivalents held by our consolidated construction joint ventures (“CCJVs”). The following table presents our cash, cash equivalents and marketable securities, including amounts from our CCJVs, as of the respective dates:

(in thousands)	September 30, 2024	December 31, 2023
Cash and cash equivalents excluding CCJVs	$313,218	$297,439
CCJV cash and cash equivalents (1)	149,068	120,224
Total consolidated cash and cash equivalents	462,286	417,663
Short-term marketable securities (2)	10,147	35,863
Total cash, cash equivalents and marketable securities	$472,433	$453,526
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
(2)All marketable securities were classified as held-to-maturity and consisted of U.S. Government and agency obligations as of September 30, 2024 and December 31, 2023.
Granite’s portion of CCJV cash and cash equivalents was $91.1 million and $73.1 million as of September 30, 2024 and December 31, 2023, respectively. Excluded from the table above is $26.2 million and $34.2 million as of September 30,

2024 and December 31, 2023, respectively, of Granite’s portion of unconsolidated construction joint venture cash and cash equivalents.
Capital Expenditures
Major capital expenditures are typically for aggregate and asphalt production facilities, aggregate reserves, construction equipment, buildings and leasehold improvements and investments in our information technology systems. The timing and amount of such expenditures can vary based on the progress of planned capital projects, the type and size of construction projects, changes in business outlook and other factors. During the nine months ended September 30, 2024, we had capital expenditures of $108.2 million, compared to $109.0 million, during the nine months ended September 30, 2023. We currently anticipate 2024 capital expenditures to be approximately $130 million, including approximately $40 million in planned strategic materials investments in land, reserves and an aggregate plant. This also includes approximately $20 million related to a project-specific tunnel boring machine.
Cash Flows

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$283,549	$34,198
Investing activities	$(211,107)	$(89,270)
Financing activities	$(27,819)	$53,205
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
Cash provided by operating activities of $283.5 million for the nine months ended September 30, 2024 represents a $249.4 million increase in cash provided by operating activities when compared to the same period of 2023. The change was primarily attributable to a $107.1 million increase in net income after adjusting for non-cash items and a $107.2 million increase in cash provided by working capital, which includes receivables, net contract assets, inventories, other assets, accounts payable and accrued expenses and other liabilities. Additionally, distributions from, net of contributions to, unconsolidated construction joint ventures and affiliates increased $35.0 million when compared to the same period of 2023.
Investing activities
Cash used in investing activities of $211.1 million for the nine months ended September 30, 2024 represents a $121.8 million increase in cash used in investing activities when compared to the same period of 2023. The change was primarily due to a $108.7 million increase in cash used related to business acquisitions (see Note 3 of “Notes to the Condensed Consolidated Financial Statements”).
Financing activities
Cash used in financing activities of $27.8 million for the nine months ended September 30, 2024 represents an $81.0 million increase in cash used in financing activities when compared to the same period of 2023. The change was primarily due to a $40.7 million increase in debt repayments and related charges, net of proceeds from debt issuances. See Note 14 of the “Notes to the Condensed Consolidated Financial Statements” for further information. The year over year increase in cash used in financing activities was also due to a $17.5 million increase in repurchases of common stock as well as a decrease in contributions from non-controlling partners, net of distributions, of $23.9 million.
Derivatives
We recognize derivative instruments as either assets or liabilities in the condensed consolidated balance sheets at fair value using Level 2 inputs. See Note 9 to “Notes to the Condensed Consolidated Financial Statements” for further information.

Surety Bonds and Real Estate Mortgages
We are generally required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At September 30, 2024, approximately $3.5 billion of our $5.6 billion CAP was bonded. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds when the obligations of the underlying contract have been fulfilled. The ability to maintain bonding capacity requires that we maintain cash and working capital balances satisfactory to our sureties.
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
Covenants and Events of Default
Our Credit Agreement requires us to comply with various affirmative, restrictive and financial covenants, including the financial covenants described below. Our failure to comply with these covenants would constitute an event of default under the Credit Agreement. Additionally, the 3.25% Convertible Notes and 3.75% Convertible Notes are governed by the terms and conditions of their respective indentures. Our failure to pay principal, interest or other amounts when due or within the relevant grace period on our 3.25% Convertible Notes, our 3.75% Convertible Notes or our Credit Agreement would constitute an event of default under the 3.25% Convertible Notes indenture, the 3.75% Convertible Note indenture or the Credit Agreement. A default under our Credit Agreement could result in (i) us no longer being entitled to borrow under such facility; (ii) termination of such facility; (iii) the requirement that any letters of credit under such facility be cash collateralized; (iv) acceleration of amounts owed under the Credit Agreement; and/or (v) foreclosure on any collateral securing the obligations under such facility. A default under the 3.25% Convertible Notes indenture or the 3.75% Convertible Notes indenture could result in acceleration of the maturity of the notes.
The most significant financial covenants under the terms of our Credit Agreement require the maintenance of a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio. As of September 30, 2024, we were in compliance with the covenants in the Credit Agreement.
Share Repurchase Program
As announced on February 3, 2022, on February 1, 2022, the Board of Directors authorized us to purchase up to $300.0 million of our common stock at management’s discretion (the “2022 authorization”). During the nine months ended September 30, 2024, we repurchased 225,000 shares under the 2022 authorization and $218.2 million remained available under the 2022 authorization as of September 30, 2024.
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
Item 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS
The description of the matters set forth in Part I, Item I of this Report under Note 17 of “Notes to the Condensed Consolidated Financial Statements” is incorporated herein by reference.
Item 1A.    RISK FACTORS
There have been no material changes in the risk factors previously disclosed in “Item 1A. Risk Factors” in our Annual Report.
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended September 30, 2024:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
July 1, 2024 through July 31, 2024	2,794	$68.12	—	$218,187,374
August 1, 2024 through August 31, 2024	527	$69.51	—	$218,187,374
September 1, 2024 through September 30, 2024	225	$77.14	—	$218,187,374
	3,546	$68.90	—
(1)The shares purchased were in connection with employee tax withholding for restricted stock units vested under our equity incentive plans.
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
Item 5.    OTHER INFORMATION
Trading Arrangements
During the three months ended September 30, 2024, none of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K ("Item 408"), except as set forth below.
On August 6, 2024, Mr. Kyle T. Larkin, the Company's President and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement, as such term is defined in Item 408. The maximum number of shares to be sold under the plan is 30,000. The plan will terminate upon the earlier of December 31, 2025 or the completion of all the sales under the plan.

Item 6.    EXHIBITS

10.1	*
Separation and Transition Agreement dated September 16, 2024 by and between the Company and Ms. Curtis (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 16, 2024)

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

GRANITE CONSTRUCTION INCORPORATED

Date:	October 31, 2024	By:	/s/ Staci M. Woolsey
Staci M. Woolsey
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)