Form 10-K
period 2024-12-31
GRANITE CONSTRUCTION INC
filed 2025-02-14
CIK 861459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $2.7 billion as of June 30, 2024, based upon the price at which the registrant’s common stock was last sold as reported on the New York Stock Exchange on such date.
At February 7, 2025, 43,434,583 shares of common stock, par value $0.01, of the registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information called for by Part III is incorporated by reference to the definitive Proxy Statement for the 2025 Annual Meeting of Shareholders of Granite Construction Incorporated, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2024.

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
We deliver infrastructure solutions for public and private clients primarily in the United States. We are one of the largest diversified, vertically integrated civil contractors and construction materials producers in the United States. Within the public sector, we primarily concentrate on infrastructure projects, including the construction of streets, roads, highways, mass transit facilities, airport infrastructure, bridges, dams, power-related facilities, utilities, tunnels, water well drilling and other infrastructure-related projects. Within the private sector, we perform various services such as site preparation, mining services and infrastructure services for commercial and industrial sites, railways, residential development, energy development, as well as provide construction management professional services. We own and lease aggregate reserves, and we own processing plants that are vertically integrated into our construction operations. We also produce construction materials for sale to third parties.
We have vertically integrated operations across Alaska, Arizona, California, Mississippi, Nevada, Oregon, Tennessee, Utah and Washington in addition to regional civil construction home markets in Illinois, Florida and Texas. Our Construction segment also operates national businesses within the Tunnel division, the Rail division, the Federal division, which performs civil construction across the continental United States and Guam, the Industrial & Energy division, which primarily focuses on commercial solar construction projects, and the Layne division, which performs water well drilling, rehabilitation services and mineral exploration services.
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
During the first quarter of 2024, we reorganized our operational structure to more closely align with our two reportable segments, Construction and Materials. Previously, leaders within our three former operating groups of California, Central and Mountain managed both Construction and Materials operations within each group. This change allows us to better leverage our expertise within each reportable segment with leadership having direct oversight of their respective segment operations. As a result of the reorganization, we will no longer disclose financial information by operating group. There were no material impacts to our consolidated financial statements and no changes to our reportable segments.
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
During the years ended December 31, 2024, 2023 and 2022, our largest volume customer, including both prime and subcontractor arrangements, was the California Department of Transportation (“Caltrans”). Revenue recognized from contracts with Caltrans during the years ended December 31, 2024, 2023 and 2022 represented $567.6 million (14.2% of total revenue), $458.2 million (13.1% of total revenue) and $348.0 million (10.5% of total revenue), respectively, which was primarily in the Construction segment. Other than Caltrans, none of our customers, including both prime and subcontractor arrangements, had revenue that individually exceeded 10% of total revenue during the years ended December 31, 2024, 2023 or 2022.
Business Strategy
As America's Infrastructure Company (TM), Granite satisfies society’s needs for mobility, power, water and other essential services that sustain living conditions and improve quality of life. Across our footprint of regional offices, we provide horizontal civil infrastructure construction services and construction materials products to a diverse base of public, industrial and commercial clients. These clients benefit from our home market strategy which includes local relationships, market intelligence and the resources and expertise of one of the oldest and most respected U.S. contractors and materials producers.
Local market knowledge, relationships, and project management expertise, supported by the financial strength of a publicly traded company with a strong balance sheet, provide a sustainable competitive advantage. By diversifying our revenue channels across geographies and clients, and by taking measured risks within our construction capabilities, we simultaneously grow our business and mitigate risk. Supported by proven operating processes, functional support systems and financial governance processes, our growing network of regional businesses focus on local market conditions, client relationships, employee development, workforce capabilities and investment opportunities to drive growth and efficiency within their home markets.
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
Vertical Integration: We own and lease aggregate reserves and own processing plants that are vertically integrated into our construction operations. By ensuring the availability of these resources through strategic expansion and providing quality products, we believe we have a competitive advantage in many of our markets, as well as a source of revenue and earnings from the sale of construction materials to third parties. We also look for additional vertical integration opportunities that complement our existing construction and materials businesses. We expanded our vertically integrated home markets with the 2024 acquisition of Dickerson & Bowen, Inc. ("D&B"), an aggregates, asphalt and highway construction company serving central and southern Mississippi.
Diversification: To mitigate the risks inherent in the construction business as the result of general economic factors, we pursue projects: (1) in both the public and private sectors; (2) in diverse end markets such as federal, rail, power and water; (3) for a wide range of clients from the federal government to small municipalities and from large corporations to small private customers; (4) in diverse geographic markets; (5) with procurement methods that include construction management/general contractor (“CM/GC”), construction management at-risk (“CMAR”), progressive design-build, bid-build and design-build; (6) that are executed according to a fixed price, time and materials, cost reimbursable and fixed unit price; and (7) of various size, duration and complexity.
Performance-Based Incentives: Our incentive compensation plans align with the key objectives outlined in our strategic plan. Managers are incentivized with cash compensation and equity awards payable upon the attainment of pre-established annual financial and non-financial metrics.
Code of Conduct and Core Values: We strive to maintain high ethical standards through an established Code of Conduct and a company-wide compliance program, while always being guided by our core values which are integrity, safety, excellence, sustainability and inclusion.
Human Capital Resources
Employees: We believe our employees are our most valuable resource and are the primary factor in the successful implementation of our business strategies. Significant resources are employed to attract, develop and retain extraordinary and diverse talent and optimize each employee’s capabilities. Our focus on an inclusive work environment, talent development, talent acquisition, and succession planning has allowed us to build a bench of talented employees. Our managerial and supervisory personnel have an average tenure of 12 years with Granite, which demonstrates our workforce's strong dedication to, and great pride in, our company.
On December 31, 2024, we employed approximately 2,300 salaried employees who work in project, functional and business unit management, estimating and administrative capacities, plus approximately 2,100 hourly employees. These totals do not include employees of unconsolidated joint ventures. The total number of hourly personnel fluctuates with the volume of work in progress and is seasonal. During 2024, the number of hourly employees ranged from approximately 2,100 to 4,300. The majority of both our salaried and hourly personnel were located in the United States during 2024. As of December 31, 2024, three of our wholly-owned subsidiaries, Granite Construction Company, Layne Christensen Company and Granite Industrial, Inc., were parties to craft collective bargaining agreements in many areas in which they operate (see Note 16 of the “Notes to the Consolidated Financial Statements”).
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
Inclusion: Our culture is underpinned by our core values, including an unwavering commitment to inclusion as exemplified by strategies that address our guiding belief that diverse backgrounds, perspectives and experiences enhance creativity and innovation. We have established employee resource groups that serve employees from a variety of backgrounds and we periodically conduct pay analyses to support our commitment to legally-compliant pay practices for similar job functions.
We continued to execute on our five-year strategic plan regarding inclusion, which was established in 2020, working toward increased representation of women and minorities throughout the organization (including in leadership) to be reflective of the communities in which we operate.
In 2024, we continued to make progress through broadening the diversity of our pool of potential qualified applicants and identifying and addressing any impediments to employment opportunity that may exist.
We also increased the number of colleges and universities we are targeting for our pool of qualified applicants. In 2024, we employed 241 interns from 108 colleges and universities.
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
In 2024, our employees completed over 30,000 training courses and more than 300 employees ranging from emerging leaders to senior leaders graduated from our multi-level leadership development program.
We have a robust talent and succession planning process and have established specialized programs to accelerate the development of our talent pipeline for critical roles in general management, engineering, project management and operations. On an annual basis, we conduct succession planning reviews with senior leaders focusing on our high performing and high potential talent and succession for critical roles.
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
Sustainability
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
To attain our objectives, we have a Sustainability department that develops, coordinates and communicates our initiatives across the Company. Our Board of Directors oversees our sustainability program, including how we manage sustainability-related risks in conjunction with our overall Enterprise Risk Management process.
We utilize the Global Reporting Initiative and Sustainability Accounting Standards Board standards as frameworks to support performance, tracking and reporting, and responsible business behavior. For climate-related issues, we also utilize the recommendations from the Task Force on Climate-related Financial Disclosures. Within these frameworks, we have selected industry-specific metrics that align with stakeholder expectations, are relevant to our business, and will have the most significant impact. We publish annual Sustainability Reports, which update stakeholders on our performance.
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
Substantially all of the contracts in CAP may be canceled or modified at the election of the customer; however, we have not been materially adversely affected by contract cancellations or modifications in the past (see “Contract Provisions and Subcontracting”). Many projects are added to CAP and completed within the same fiscal year and, therefore, may not be reflected in our beginning or year-end CAP. Our CAP was $5.3 billion and $5.5 billion as of December 31, 2024 and 2023, respectively. Approximately $2.6 billion of the December 31, 2024 unearned revenue is expected to be completed during 2025.
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
Government Procurement: Approximately 75% of our Construction Segment revenue in 2024 was derived from contracts funded by federal, state and local government agencies and authorities. Government contracts are subject to specific procurement regulations, contract provisions and a variety of socioeconomic requirements relating to their formation, administration, performance and accounting and often include express or implied certifications of compliance.
Our operations are subject to various statutes and certain executive orders, as well as the rules and regulations promulgated by the Occupational Safety and Health Administration and the Mine Safety and Health Administration. In addition, certain of our contracts with government agencies contain minimum Disadvantaged Business Enterprise (“DBE”) participation clauses.
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
Contract Provisions and Subcontracting
Contracts with our customers are primarily “fixed unit price” or “fixed price.” Under fixed unit price contracts, we are committed to providing materials or services at fixed unit prices (for example, dollars per cubic yard of concrete placed or cubic yard of earth excavated). The percentage of fixed unit price contracts in our unearned revenue was 59.1% and 63.5% at December 31, 2024 and 2023, respectively. While the fixed unit price contract shifts the risk of estimating the quantity of units required for a particular project to the customer, any increase in our unit cost over the expected unit cost in the bid, whether due to inflation, inefficiency, incorrect estimates or assumptions or other factors, is borne by us unless otherwise provided in the contract. Fixed price contracts are priced on a lump-sum basis under which we bear the risk that we may not be able to perform the work for the specified contract amount and any increase in our cost over budget, whether due to inflation, inefficiency, incorrect estimates or assumptions or other factors, will reduce our profit on the project. The percentage of fixed price contracts in our unearned revenue was 33.2% and 30.5% at December 31, 2024 and 2023, respectively. All other contract types represented 7.7% and 6.0% of our unearned revenue at December 31, 2024 and 2023, respectively.
Within our Construction segment, we utilize several methods of project delivery including, but not limited to, bid-build, design-build, CM/GC, CMAR and progressive design-build. Unlike traditional bid-build projects where owners first hire a design firm or design a project themselves and then put the project out to bid for construction, the design portion of design-build projects is typically only partially complete when going out to bid. This project delivery method expedites the bidding process for the owner and provides the owner with a single point of responsibility and a single contact for both final design and construction. Under the CM/GC and CMAR delivery methods, we contract with owners to assist during the design phase of the contract with construction efficiencies and risk mitigation, with the understanding that we will negotiate a contract on the construction phase when the collective design nears completion. The progressive design-build delivery method is similar to CM/GC and CMAR; however, we are responsible for the design of the project and will subcontract with a design firm, with the understanding that we will negotiate a contract that includes both the design and construction prices when the collective design nears completion.
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
We act as prime contractor on most of our construction projects. We complete the majority of our projects with our own resources and subcontract specialized activities such as electrical and mechanical work. As prime contractor, we are responsible for the performance of the entire contract, including subcontract work. Thus, we may be subject to increased costs associated with the failure of one or more subcontractors to perform as anticipated. Based on our analysis of their construction and financial capabilities, among other criteria, we may require the subcontractor to furnish a bond or other type of security to guarantee their performance and/or we retain payments, or some portion thereof, in accordance with contract terms until their performance is complete. DBE regulations may require us to use our good faith efforts to subcontract a specified portion of contract work done for governmental agencies to certain types of disadvantaged contractors or suppliers. As with all of our subcontractors, some may not be able to obtain surety bonds or other types of performance security.
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
At December 31, 2024, there was $100.6 million of remaining contract value on unconsolidated and line item construction joint venture contracts, of which $35.6 million represented our share and is included in our CAP and the remaining $65.0 million represented our partners’ share. See Note 9 of “Notes to the Consolidated Financial Statements” for more information.
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
In connection with our business, we generally are required to provide various types of surety bonds that provide an additional measure of security for our performance under certain public and private sector contracts. Our ability to obtain surety bonds depends upon our capitalization, working capital, past performance, management expertise and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of our CAP that we have currently bonded and their current underwriting standards, which may change from time to time. The capacity of the surety market is subject to market-based fluctuations driven primarily by the level of surety industry losses and the degree of surety market consolidation. When the surety market capacity shrinks, it results in higher premiums and increased difficulty obtaining bonding, in particular for larger, more complex, multi-year projects throughout the market. To help mitigate this risk, we employ a co-surety structure involving three sureties. Although we do not believe that fluctuations in surety market capacity have affected our ability to grow our business, there is no assurance that it will not significantly affect our ability to obtain new contracts in the future (see “Item 1A. Risk Factors”).
Raw Materials
We purchase raw materials, including but not limited to, aggregate products, cement, diesel and gasoline fuel, liquid asphalt, natural gas, propane, resin and steel from numerous sources. Our owned and leased aggregate reserves supply a portion of the raw materials needed in our construction projects. The price and availability of raw materials may vary from year to year due to market conditions and production capacities. In recent years, inflation, supply chain and labor constraints have had a significant impact on the global economy including the construction industry in the United States. While it is impossible to fully eliminate the impact of these factors, where practicable, we have applied proactive measures such as fixed forward purchase contracts of oil related inputs, energy surcharges, and adjustment of project schedules for constraints related to construction materials such as concrete.
Equipment
At December 31, 2024 and 2023, we owned the following number of construction equipment and vehicles:

December 31,	2024	2023
Heavy construction equipment	2,645	2,457
Trucks, truck-tractors, trailers and vehicles	4,725	4,686
Our portfolio of equipment includes backhoes, barges, bulldozers, cranes, excavators, loaders, motor graders, pavers, rollers, scrapers, trucks, drilling rigs and tunnel boring machines that are used in both of our segments. We pool certain equipment to maximize utilization. We continually monitor and adjust our fleet size so that it is consistent with the size of our business, considering both existing and expected future work. We lease or rent equipment to supplement our portfolio of equipment in response to construction activity cycles. The December 31, 2024 equipment count includes 189 pieces of heavy construction equipment and 206 vehicles from the D&B acquisition. In 2024 and 2023, we purchased $59.2 million and $71.9 million, respectively, of construction equipment and vehicles.
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

Information About Executive Officers
Information regarding our executive officers as of February 1, 2025 is set forth below.

Name	Age	Position
Kyle T. Larkin	53	President and Chief Executive Officer
Staci M. Woolsey	48	Executive Vice President and Chief Financial Officer
James A. Radich	66	Executive Vice President and Chief Operating Officer
Brian A. Dowd	61	Senior Vice President, Construction
Bradly J. Estes	46	Senior Vice President, Construction Materials
Michael G. Tatusko	60	Senior Vice President, Construction
Bradley J. Williams	64	Senior Vice President, Construction
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
Ms. Woolsey joined Granite in June 2021 and has served as Executive Vice President and Chief Financial Officer since September 2024. Ms. Woolsey also served as Chief Accounting Officer from January 2022 to September 2024 and served in a non-officer role with accounting responsibilities since joining the Company in June 2021. Prior to joining the Company, Ms. Woolsey was the Vice President and Corporate Controller from December 2018 to August 2020 and Vice President, Corporate Controller and Chief Accounting Officer from August 2020 to June 2021 of MDC Holdings, Inc. From February 2016 to December 2018, Ms. Woolsey was the Vice President and Controller of the Energy, Infrastructure and Industrial Construction division of AECOM. Ms. Woolsey received a B.S. degree in Accounting from the University of Idaho and is a Certified Public Accountant.
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
RISKS RELATED TO OUR BUSINESS
•Unfavorable economic conditions may have an adverse impact on our business. Volatility in the global financial system, deterioration in general economic activity, inflation, rising or high interest rates, tariffs, supply chain issues, wars or other geopolitical tensions, other political, social or economic uncertainties, and fiscal, monetary and other policies that federal, state and local governments may enact, including infrastructure spending or deficit reduction measures, may have an adverse impact on our business, financial position, results of operations, cash flows and liquidity. In particular, low tax revenues, budget deficits, financing constraints, including timing of long-term federal, state and local funding releases, and competing priorities could negatively impact the ability of government agencies to fund existing or new infrastructure projects in the public sector. These factors could have a material adverse effect on the financial market and economic conditions in the United States as well as throughout the world, which may limit our ability and the ability of our customers to obtain financing and/or could impair our ability to execute our strategy.
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
•Fixed price and fixed unit price contracts subject us to the risk of increased project cost. As more fully described in “Contract Provisions and Subcontracting” under “Item 1. Business,” the profitability of our fixed price and fixed unit price contracts can be adversely affected by a number of factors, including, among others, inflation, tariffs, inefficiency and incorrect estimates or assumptions, that can cause our actual costs to materially exceed the costs estimated at the time of our original bid. This could result in reduced profits or a loss for that project and there could be a material adverse impact to our business, results of operations and financial condition.
•We derive a substantial amount of our revenue from federal, state and local government agencies, and any disruption in government funding or in our relationship with those agencies could adversely affect our business. For the year ended December 31, 2024, approximately 75% of our construction revenue was funded by federal, state and local government agencies and authorities. A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis. As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year. The success and further development of our business depends, in large part, upon the continued funding of these government programs, and upon our ability to obtain contracts and perform well under these programs. A significant reduction in government spending, the absence of a bipartisan agreement on the federal government budget, a partial or full federal government shutdown or a change in budgetary priorities could reduce demand for our services, cancel or delay projects and have a material adverse effect on our business, results of operations and financial condition.
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
•the preference by government agencies for contracting with small and disadvantaged businesses;
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
•The U.S. government may adopt new contract rules and regulations or revise its procurement practices in a manner adverse to us at any time. From time to time, new laws and regulations are enacted, and government agencies adopt new interpretations and enforcement priorities relative to laws and regulations already in effect. Legislation, regulations and initiatives dealing with procurement reform as well as any resulting shifts in the buying practices of U.S. government agencies could have adverse effects on government contractors, including us.
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
•Design-build contracts subject us to the risk of design errors and omissions. Design-build is a common method of project delivery as it provides the owner with a single point of responsibility for both design and construction. We generally subcontract design responsibility to architectural and engineering firms. However, in the event of a design error or omission causing damages, there is risk that the subcontractor or their errors and omissions insurance would not be able to absorb the liability. In this case, we may be responsible, resulting in a potentially material adverse effect on our business, results of operations and financial condition.
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
•An inability to obtain bonding could have a negative impact on our operations and results. As more fully described in “Insurance and Bonding” under “Item 1. Business,” we generally are required to provide surety bonds securing our performance under the majority of our public and private sector contracts. Our inability to obtain reasonably priced surety bonds in the future and, while we monitor the financial health of our insurers and the insurance market, catastrophic events could reduce available limits or the breadth of coverage, both of which could significantly affect our ability to be awarded new contracts and could, therefore, have a material adverse effect on our business, results of operations and financial condition. If we are not able to maintain a sufficient level of bonding capacity in the future, it could preclude our ability to bid for certain contracts or successfully contract with some customers. Additionally, even if we continue to be able to access bonding capacity to sufficiently bond future work, we may be required to post collateral to secure bonds, which would decrease the liquidity we would have available for other purposes.
•We use certain commodity products that are subject to significant price fluctuations. We are exposed to various commodity price risks, including, but not limited to, diesel fuel, natural gas, propane, steel, cement and liquid asphalt arising from transactions that are entered into in the normal course of business. We use petroleum-based products, such as fuels, lubricants and liquid asphalt, to power or lubricate our equipment, operate our plants, and as a significant ingredient in the asphaltic concrete we manufacture for sale to third parties and use in our asphalt paving construction projects. Although we are partially protected by asphalt or fuel price escalation clauses in some of our contracts, many contracts provide no such protection. We also use steel and other commodities in our construction projects that can be subject to significant price fluctuations due to a number of factors, including inflation and tariffs. In order to manage or reduce commodity price risk, we monitor the costs of these commodities at the time of bid and price them into our contracts accordingly. Additionally, some of our contracts may include commodity price escalation clauses which partially protect us from increasing prices. At times we enter into supply agreements or pre-purchase commodities to secure pricing and use financial contracts to further manage a portion of the price risk. Significant price fluctuations could have a material adverse effect on our business, results of operations and financial condition.
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
•Economic factors, including inflation, rising and/or high interest rates and tariffs could have an adverse effect on our business, financial condition and results of operations. Our costs were and may continue to be subject to significant inflationary pressures and may be subject to tariff-related price increases, and we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could have a material adverse effect on our financial position, results of operations, cash flows and liquidity. In addition, increases in or sustained higher interest rates will result in higher interest expense related to borrowings under our Fourth Amended and Restated Credit Agreement, as amended (the “Credit Agreement”), which could have a material adverse effect on our business, results of operations and financial condition.
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
•We may be required to contribute cash to meet our unfunded pension obligations in certain multi-employer plans. As of December 31, 2024, three of our wholly-owned subsidiaries, Granite Construction Company, Layne Christensen Company and Granite Industrial, Inc., participate in various domestic multi-employer pension plans on behalf of union employees. Union employee benefits generally are based on a fixed amount for each year of service. We are required to make contributions to certain plans in amounts established under collective bargaining agreements. Pension expense is recognized as contributions are made. The domestic multi-employer pension plans are subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). Under ERISA, a contributor to a multi-employer plan may be liable, upon termination or withdrawal from a plan, for its proportionate share of a multi-employer plan’s unfunded vested liability. While we currently have no intention of withdrawing from a plan and unfunded multi-employer pension obligations have not significantly affected our operations in the past, there can be no assurance that we will not be required to make material cash contributions to one or more of these plans to satisfy certain underfunded benefit obligations in the future.
RISKS RELATED TO LEGAL, REGULATORY, ACCOUNTING AND TAX ISSUES
•Government contractors are subject to suspension or debarment from government contracting. Government contracts expose us to a variety of risks that differ from those associated with private sector contracts. Various statutes and executive orders to which our operations are subject provide for mandatory suspension and/or debarment of contractors in certain circumstances involving statutory violations. In addition, the Federal Acquisition Regulation and various state statutes provide for discretionary suspension and/or debarment in certain circumstances that might call into question a contractor’s willingness or ability to act responsibly, including as a result of being convicted of, or being found civilly liable for, fraud or a criminal offense in connection with obtaining, attempting to obtain or performing a public contract or subcontract. The scope and duration of any suspension or debarment may vary depending upon the facts and the statutory or regulatory grounds for debarment and could have a material adverse effect on our financial position, results of operations, cash flows and liquidity.
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
•Government contracts generally have strict regulatory requirements. Approximately 75% of our construction-related revenue in 2024 was derived from contracts funded by federal, state and local government agencies and authorities. Government contracts are subject to specific procurement regulations, contract provisions and a variety of socioeconomic requirements relating to their formation, administration, performance and accounting and often include express or implied certifications of compliance. Claims for civil or criminal fraud may be brought for violations of regulations, requirements or statutes. We may also be subject to qui tam litigation brought by private individuals on behalf of the government under the Federal Civil False Claims Act, which could include claims for up to treble damages. Further, if we fail to comply with any of the regulations, requirements or statutes or if we have a substantial number of accumulated Occupational Safety and Health Administration, Mine Safety and Health Administration or other workplace safety violations, our existing government contracts could be terminated and we could be suspended from government contracting or subcontracting, including federally funded projects at the state level. Should one or more of these events occur, it could have a material adverse effect on our financial position, results of operations, cash flows and liquidity.
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
•Accounting for our revenues and cost involves significant estimates. As further described in “Critical Accounting Estimates” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in "Use of Estimates in Preparation of Financial Statements," and "Revenue Recognition" within Note 1 of the "Notes to the Consolidated Financial Statements," accounting for our contract-related revenues and costs, as well as other expenses requires management to make a variety of significant estimates and assumptions. These assumptions and estimates may change significantly in the future and could result in the reversal of previously recognized revenue and profit. Such changes could have a material adverse effect on our financial position and results of operations.
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
•We restated our consolidated financial statements for certain prior periods, which affected and may continue to affect our business, results of operations and financial condition. We previously restated unaudited quarterly financial information for the first three quarters of the year ended December 31, 2022 to correct (a) errors related to deferred taxes and the calculation of income tax expense in connection with the sale of our trenchless and pipe rehabilitation services business and (b) other immaterial errors. Additionally, we previously restated certain periods in 2019 and prior to correct misstatements associated with project forecasts in our former Heavy Civil operating group. Taken collectively, such restatements:
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
•Cybersecurity incidents or breaches of our information technology environment could result in business interruptions, remediation costs and/or legal claims. We have experienced and may continue to face cybersecurity incidents, including ransomware and unauthorized access, aimed at misappropriating information, corrupting data or causing operational disruptions. Additionally, the increased prevalence and use of artificial intelligence may heighten the risk that we may be subject to cybersecurity incidents in the future. If a failure of our cybersecurity defense measures were to occur, or if software or third-party vendors that support our information technology environment are compromised, it could have a negative impact to our business and result in business interruptions, remediation costs and/or legal claims, which could have a material adverse effect on our financial position, results of operations, cash flows and liquidity.
•Artificial intelligence presents risks and challenges that could have a material adverse effect on our business, results of operations and financial condition. As of the date of this filing, we have developed pilot programs to implement certain third-party generative artificial intelligence (“AI”) and predictive analytics tools into our systems for specific purposes. These tools presently include, without limitation, (i) a knowledge retention tool, (ii) a risk detection tool and (iii) a virtual assistant tool. There is a risk that such AI tools (or AI tools used without Company approval) will be used in a manner that does not adhere to our AI policy and/or may be misused by our employees, vendors, or other third parties engaged by us. This, in turn, could result in the loss of confidential or proprietary information and subject us to competitive or reputational harm, as well as potential regulatory investigations/actions and/or legal liability. Additionally, we may not be able to control – and may lack visibility into – how third-party AI tools use, or AI features incorporated into third-party products that we use, are developed or maintained, or how such tools use, disclose and/or protect the data we input, even where we have sought contractual protections with respect to these matters. Further, AI algorithms may be flawed, and the data used to train AI tools may be inaccurate, incomplete or biased. As a result, the content, analysis or recommendations that these tools produce may be inaccurate, incomplete or biased and our use of this information may have a material adverse effect on our business, results of operations and financial condition. Similarly, given the emerging ethical issues presented by the development and use of AI tools, we expect that there will continue to be new laws or regulations concerning the use of AI that could impose on us certain obligations and costs related to monitoring and compliance. Finally, we may not be successful in, and may lack sufficient resources to pursue, adopting and implementing AI tools to the same extent as our competitors. If we are unable to adopt and implement these tools in a cost-effective, timely manner or at all, it could cause competitive harm and/or have a material adverse effect on our business, results of operations and financial condition.
RISKS RELATED TO OUR CAPITAL STRUCTURE
•Failure to remain in compliance with covenants under our Credit Agreement, service our indebtedness, or fund our other liquidity needs could adversely impact our business. Our failure to comply with any of the restrictive or financial covenants would constitute an event of default under our Credit Agreement. Our failure to pay principal, interest or other amounts when due or within the relevant grace period on our 3.25% Convertible Notes, our 3.75% Convertible Notes or our Credit Agreement would constitute an event of default under the indenture governing our 3.25% Convertible Notes, the indenture governing our 3.75% Convertible Notes or the Credit Agreement. A default under our Credit Agreement could result in (i) us no longer being entitled to borrow under such facility; (ii) termination of such facility; (iii) the requirement that any letters of credit under such facility be cash collateralized; (iv) acceleration of amounts owed under the Credit Agreement; and/or (v) foreclosure on any collateral securing the obligations under such facility. A default under the indenture governing our 3.25% Convertible Notes or the indenture governing our 3.75% Convertible Notes could result in acceleration of the maturity of the notes. If we are unable to service our debt obligations as a result of rising or high interest rates or any other reason or fund our other liquidity needs, we could be forced to curtail our operations, reorganize our capital structure (including through bankruptcy proceedings) or liquidate some or all of our assets in a manner that could cause holders of our securities to experience a partial or total loss of their investment in us. See definition of 3.25% Convertible Notes and 3.75% Convertible Notes in Note 14 to “Notes to the Consolidated Financial Statements.”
•Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our debt. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including our 3.25% Convertible Notes and our 3.75% Convertible Notes and the obligations under our Credit Agreement, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Additionally, borrowings under our Credit Agreement bear interest at a variable rate. As interest rates increase or remain high, our interest expense will also increase or remain high if we continue to borrow or increase our borrowings under the credit facility. Our business may not continue to generate sufficient cash flow from operations in the future to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the financial markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
•Conversion of our 3.25% Convertible Notes and our 3.75% Convertible Notes may dilute the ownership interest of existing stockholders and may affect the trading price of our common stock. The 3.25% Convertible Notes and the 3.75% Convertible Notes are convertible at the option of the holders upon the occurrence of certain events and/or during certain periods. Upon conversion of the 3.75% Convertible Notes, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. Upon conversion of the 3.25% Convertible Notes, we will settle the principal amount of the 3.25% Convertible Notes in cash, and any conversion premium in excess of the principal amount in cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The issuance of shares of our common stock upon conversion of our 3.25% Convertible Notes and our 3.75% Convertible Notes may dilute the ownership interests of existing stockholders. Any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock.
•The capped call transactions related to our 3.25% Convertible Notes and our 3.75% Convertible Notes may affect the value of our common stock. In connection with our 3.25% Convertible Notes offering and our 3.75% Convertible Notes offering, we entered into capped call transactions with option counterparties. The capped call transactions are expected generally to reduce the potential dilution to our common stock upon conversion of the 3.25% Convertible Notes and the 3.75% Convertible Notes and/or offset any cash payments we elect or are required to make in excess of the principal amount of converted notes,as the case may be. Further, if the market price per share of our common stock exceeds the cap price of the capped call transactions ($79.83 for the capped call transactions related to the 3.75% Convertible Notes and $119.82 for the capped call transactions related to our 3.25% Convertible Notes), there would nevertheless be dilution and/or there would not be an offset of such cash payments, in each case, to the extent that such market price exceeds the cap price of the capped call transactions. Additionally, in connection with establishing the capped call transactions, the option counterparties may have entered into various derivative transactions with respect to our common stock. The option counterparties may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions. This activity could cause or hinder an increase or a decrease in the market price of our common stock. The effect, if any, of these transactions and activities on the market price of our common stock will depend in part on market conditions and cannot be ascertained at this time, but these activities could adversely affect the market price of our common stock.
•We are subject to counterparty risk with respect to the capped call transactions. The option counterparties are financial institutions or affiliates of financial institutions, and we are subject to the risk that one or more of such option counterparties may default under the capped call transactions. Our exposure to the credit risk of the option counterparties is not secured by any collateral. Past global economic conditions, including recent increases in prevailing interest rates, have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If any option counterparty becomes subject to bankruptcy or other insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the capped call transaction with such option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be positively correlated to an increase in our common stock market price and in the volatility of the market price of our common stock. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and dilution with respect to our common stock. We can provide no assurance as to the financial stability or viability of any option counterparty.
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
•Our bylaws include a forum selection clause, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us. Unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if and only if the Court of Chancery of the State of Delaware lacks subject matter jurisdiction, any state court located within the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware) shall be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (a) any derivative action or proceeding brought on behalf of Granite; (b) any action asserting a breach of a fiduciary duty owed by any director, officer or other employee of Granite to Granite or its stockholders; (c) any action asserting a claim against Granite or any director or officer or other employee of Granite arising pursuant to any provision of the Delaware General Corporation Law, Granite’s certificate of incorporation or bylaws; (d) any action or proceeding to interpret, apply, enforce or determine the validity of Granite’s certificate of incorporation or bylaws (including any right, obligation, or remedy thereunder); (e) any action or proceeding as to which the Delaware General Corporation Law confers jurisdiction to the Court of Chancery of the State of Delaware; or (f) any action asserting a claim against Granite or any director or officer or other employee of Granite that is governed by the internal affairs doctrine, in all cases to the fullest extent permitted by law and subject to the court’s having personal jurisdiction over the indispensable parties named as defendants, except that the foregoing does not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Additionally, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, subject to and contingent upon a final adjudication in the State of Delaware of the enforceability of such exclusive forum provision. The forum selection provision in our bylaws may limit our stockholders’ ability to pursue claims in a judicial forum of their choosing for disputes with us, our directors, officers or employees. It is possible that, notwithstanding the forum selection clause included in our bylaws, a court could rule in specific circumstances that such a provision is inapplicable or unenforceable, which could require that we defend claims in other forums.
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
•We may be unable to achieve our sustainability commitments and targets which could result in the loss of investors and customers, a negative impact to our stock price and damage to our reputation. We are committed to advancing our sustainability strategy. However, achievement of our sustainability commitments and targets is subject to risks and uncertainties, many of which are outside of our control. These risks and uncertainties include, but are not limited to: our ability to execute our operational strategies and achieve our goals within the currently projected costs and the expected timeframes; the availability and cost of alternative fuels and electric vehicles, availability of renewable energy; unforeseen design, operational and technological difficulties; the outcome of research efforts and future technology developments; compliance with, and changes or additions to, global, national, regional and local regulations, taxes, charges, mandates or requirements relating to greenhouse gas emissions, carbon costs or climate-related goals; labor-related regulations and requirements that restrict or prohibit our ability to impose requirements on third party contractors; adapting products to customer preferences and customer acceptance of sustainable supply chain solutions; and the actions of competitors and competitive pressures.
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

In addition, new laws, regulations and policies relating to matters such as sustainability, climate change, human capital and diversity, are being developed and formalized in the United States, which may entail specific, target-driven frameworks and/or disclosure requirements. Any failure, or perceived failure, by us to comply fully with developing interpretations of such laws and regulations could harm our business, reputation, financial condition and results of operations and require significant time and resources to make the necessary adjustments.
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
Our CIO has served in various roles in information technology and information security for over 25 years, including serving as the Head of Cybersecurity for public and private companies. Our CIO holds an undergraduate degree in computer science and has attained a professional certification in Cybersecurity Governance. The Cybersecurity team (including the CIO) has extensive cybersecurity experience and hold multiple certifications across the cybersecurity landscape. Our CEO, CFO, COO, SVP HR and Senior Vice President and General Counsel each hold undergraduate degrees, graduate degrees or professional certifications in their respective fields, and each have significant experience managing risk.
Risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected, and we do not believe are reasonably likely to materially affect, us, including our business strategy, results of operations or financial condition. However, due to evolving cybersecurity threats, it may not be possible to anticipate, prevent or stop future cybersecurity incidents, including attacks on our information systems and data or those of our relevant business partners. See "Risks Related to Information Technology" in Item 1A. Risk Factors.

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
As of December 31, 2024, we had open pit quarry properties available for the extraction of sand, gravel and hard rock. Our Materials segment uses these quarry properties to extract and process sand, gravel and hard rock into construction material for internal use in our construction projects and for sale to third parties. As of December 31, 2024, we had all the permits necessary to mine and process sand, gravel and hard rock at our active quarry properties. As of December 31, 2024, no individual mining operation was considered material to our business or financial condition. Annual production of aggregates for all mining properties was 18.7 million tons, 17.5 million tons, and 16.3 million tons during the years ended December 31, 2024, 2023 and 2022, respectively. The following map shows the approximate locations of our permitted quarry properties as of December 31, 2024:

Calgary
Saskatoon
Lethbridge
Medicine Hat
Moose Jaw
Regina
Yorkton
Dauphin
Brandon
Winnipeg
Kenora
ONTARIO
Thunder Bay
Lake Superior
Lake Michigan
Spokane
Portland
Salem
Medford
BLUE MOUNTAINS
OREGON
HARNEY BASIN
Boise
IDAHO
Idaho Falls
Helena
MONTANA
Billings
BADLANDS
NORTH DAKOTA
Bismarck
Fargo
MINNESOTA
Minneapolis
St Paul
WISCONSIN
Madison
Milwaukee
Chicago
SOUTH DAKOTA
GREAT PLAINS
Pierre
Sioux Falls
WYOMING
Cheyenne
SAND HILLS
NEBRASKA
Lincoln
IOWA
Des Moines
ILLINOIS
Springfield
Indianapolis
Carson City
NEVADA
GREAT BASIN
UTAH
Denver
COLORADO
SAN JUAN MOUNTAINS
KANSAS
Topeka
Wichita
FLINT HILLS
Kansas City
Jefferson City
St Louis
MISSOURI
OZARK PLATEAU
SAN JOAQUIN VALLEY
SIERRA NEVADA MOUNTAINS
Fresno
CALIFORNIA
MOJAVE DESERT
Las Vegas
Los Angeles
San Diego
Tijuana
Mexicali
COLORADO PLATEAU
SAN FRANCISCO PLATEAU
ARIZONA
Phoenix
SONORAN DESERT
Tucson
Santa Fe
Albuquerque
NEW MEXICO
El Paso
Juárez
RED HILLS
Amarillo
Lubbock
Midland
Odessa
TEXAS
EDWARDS PLATEAU
Fort Worth
Dallas
Austin
Houston
Tulsa
Oklahoma City
OKLAHOMA
OUACHITA MOUNTAINS
ARKANSAS
Little Rock
Memphis
MISSISSIPPI
Jackson
LOUISIANA
Baton Rouge
New Orleans
Service Layer Credits: Sources: Esri, HERE, Garmin, Intermap, increment P Corp., GEBCO, USGS, FAO, NPS, NRCAN,

California and Utah are the only states/provinces that individually comprise more than 10% of our total mining operations. The following tables present information about our quarry properties as of December 31, 2024 (tons in millions):

		Resources and Reserves for Each Product Type (tons)		Percentage of Resources and Reserves Owned and Leased
State/Province	Number of Properties	Sand & Gravel	Hard Rock	Owned (1)	Leased (2)	Acreage
California	31	505.4	430.2	63%	37%	10,352
Utah	10	111.9	36.7	67%	33%	1,497
All other states/provinces	62	208.6	259.5	45%	55%	17,349
Total	103	825.9	726.4	58%	42%	29,198
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
The life cycle of mining sand, gravel and hard rock begins with exploration and continues through development and production. After a sand, gravel and hard rock deposit has been identified through exploration, the mine is developed before production begins. The following table presents the number of properties in each respective stage as of December 31, 2024 for all mining properties:

State/Province	Exploration	Development	Production
California	5	4	22
Utah	1	2	7
All other states/provinces	6	9	47
Total	12	15	76
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
As of December 31, 2024, our qualified persons estimated our measured, indicated and inferred resources to be approximately 494.9 million tons. As of December 31, 2024, California and Utah were the only individual states/provinces that comprised more than 10% of our total mining operations. The Wine Group, Aerojet North White Rock and Coalinga Section 30 were the only mines that comprised 10% or more of our combined measured and indicated mineral resources for sand and gravel and the Euer Ranch and Bamberton Quarry were the only mines that comprised 10% or more of our combined measured and indicated mineral resources for hard rock. The following table presents information about our mineral resources at December 31, 2024 (tons in millions):

	Measured Mineral Resources		Indicated Mineral Resources		Measured + Indicated Mineral Resources		Inferred Mineral Resources
	Amount (tons)	Grades / qualities (1)	Amount (tons)	Grades / qualities (1)	Amount (tons)	Grades / qualities (1)	Amount (tons)	Grades / qualities (1)
Sand and Gravel:
California
The Wine Group	—	—	51.4	Sand and Gravel	51.4	Sand and Gravel	—	—
Aerojet North White Rock	32.0	Sand and Gravel	—	—	32.0	Sand and Gravel	—	—
Coalinga Section 30	—	—	18.0	Sand and Gravel	18.0	Sand and Gravel	—	—
All other California	15.4	Sand and Gravel	1.6	Sand and Gravel	17.0	Sand and Gravel	—	—
Total California	47.4	—	71.0	—	118.4	—	—	—
All other states/provinces	12.6	Sand and Gravel	8.6	Sand and Gravel	21.2	Sand and Gravel	0.7	Sand and Gravel
Total	60.0	—	79.6	—	139.6	—	0.7	—

Hard Rock:
California
Euer Ranch	218.1	Hard Rock	—	—	218.1	Hard Rock	—	—
All other California	9.9	Hard Rock	—	—	9.9	Hard Rock	—	—
Total California	228.0	—	—	—	228.0	—	—	—
Utah	9.6	Hard Rock	—	—	9.6	Hard Rock	—	—
Bamberton Quarry (Canada)	42.4	Hard Rock	2.3	Hard Rock	44.7	Hard Rock	39.3	Hard Rock
All other states/provinces	—	—	—	—	—	—	33.0	Hard Rock
Total	280.0	—	2.3	—	282.3	—	72.3	—
Grand Total	340.0	—	81.9	—	421.9	—	73.0	—
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
The modifying factors applied in the conversion of measured and indicated mineral resources to proven and probable mineral reserves during the year ended December 31, 2024 included various relevant technical and economic factors, including site infrastructure, mine design and planning, processing plant and environmental compliance and permitting. The basis of determining the modifying factors was a combination of historical experience mining aggregates and observation.
As of December 31, 2024, our qualified persons estimated our proven and probable reserves to be approximately 1.1 billion tons. Waste factors for proven and probable reserves range up to 44% depending on the deposit type, market characteristics and extraction feasibility. As of December 31, 2024, California and Utah were the only individual states/provinces that comprised more than 10% of our total mining operations, Coalinga, Solari and Grantsville were the only mines that comprised 10% or more of our mineral reserves for sand and gravel and Handley Quarry, Lockwood Mustang and Bamberton Quarry were the only mines that comprised 10% or more of our mineral reserves for hard rock. The following table presents information about mineral reserves at December 31, 2024 (tons in millions):

	Proven Mineral Reserves		Probable Mineral Reserves		Total Mineral Reserves
	Amount (tons)	Grades / qualities (1)	Amount (tons)	Grades / qualities (1)	Amount (tons)	Grades / qualities (1)
Sand and Gravel:
California
Coalinga	115.5	Sand and Gravel	—	—	115.5	Sand and Gravel
Solari	106.4	Sand and Gravel	8.2	Sand and Gravel	114.6	Sand and Gravel
All other California	148.1	Sand and Gravel	8.8	Sand and Gravel	156.9	Sand and Gravel
Total California	370.0	—	17.0	—	387.0	—
Utah
Grantsville	99.0	Sand and Gravel	—	—	99.0	Sand and Gravel
All other Utah	12.8	Sand and Gravel	0.1	Sand and Gravel	12.9	Sand and Gravel
Total Utah	111.8	—	0.1	—	111.9	—
All other states/provinces	130.6	Sand and Gravel	56.1	Sand and Gravel	186.7	Sand and Gravel
Total	612.4	—	73.2	—	685.6	—

Hard Rock:
California
Handley Quarry	144.0	Hard Rock	—	—	144.0	Hard Rock
All other California	58.2	Hard Rock	—	—	58.2	Hard Rock
Total California	202.2	—	—	—	202.2	—
Utah	27.1	Hard Rock	—	—	27.1	Hard Rock
Lockwood Mustang (Nevada)	17.7	Hard Rock	32.0	Hard Rock	49.7	Hard Rock
Bamberton Quarry (Canada)	39.8	Hard Rock	—	—	39.8	Hard Rock
All other states/provinces	20.6	Hard Rock	32.4	Hard Rock	53.0	Hard Rock
Total	307.4	—	64.4	—	371.8	—
Grand Total	919.8	—	137.6	—	1,057.4	—
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
•verification of analytical procedures including management reviewing the mineral resource and reserve report information for completeness, accuracy and appropriateness, such as categorization, inclusion of technical, economic and operational factors, discounted cash flow analysis inputs, assumptions and calculations, and mining, metallurgical, legal, environmental compliance and governmental modifying factors as well as comparison of estimates to historic production and prior period estimates; and
•review of disclosures to ensure compliance with requirements.
Plant Properties
We operate plants at our quarry sites to process aggregates into construction materials. Some of our sites may have more than one crushing, concrete or asphalt processing plant. The following table presents the number of plants we owned and leased as of the respective dates:

December 31,	2024	2023
Aggregate crushing plants	40	35
Asphalt concrete plants(1)	59	59
Cement concrete batch plants	10	6
Asphalt rubber plants	4	4
Lime slurry plants	6	6
(1) Three of our asphalt concrete plants were operated under lease agreements for the years ended December 31, 2024 and 2023.
These plants are used by both of our reportable segments.

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

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the New York Stock Exchange under the ticker symbol GVA. As of February 7, 2025, 43,434,583 shares of our common stock were outstanding and held by 595 shareholders of record. We have paid quarterly cash dividends since the second quarter of 1990, and we expect to continue to do so.

The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended December 31, 2024:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
October 1, 2024 through October 31, 2024	2,946	$82.05	—	$218,187,374
November 1, 2024 through November 30, 2024	66,405	$96.69	65,625	$211,834,376
December 1, 2024 through December 31, 2024	237,378	$95.13	234,175	$189,545,664
	306,729	$95.34	299,800
(1)Includes 2,946, 780 and 3,203 shares purchased during October, November and December, respectively, in connection with employee tax withholding for restricted stock units vested under our equity incentive plans.
(2)As announced on February 3, 2022, on February 1, 2022, the Board of Directors authorized us to purchase up to $300.0 million of our common stock at management’s discretion. The specific timing and amount of any future purchases will vary based on market conditions, securities law limitations and other factors.

Performance Graph
The following graph compares the cumulative five-year total return provided to Granite Construction Incorporated’s common stockholders relative to the cumulative total returns of the S&P 500 index and the Dow Jones U.S. Heavy Construction index. The Dow Jones U.S. Heavy Construction index includes the following companies: AECOM, APi Group Corporation, EMCOR Group Inc, MDU Resources Group Inc, MasTec Inc, Quanta Services Inc, Valmont Industries Inc and Willscot Mobile Mini Holdings Corp. Certain of these companies differ from Granite in that they derive more revenue and profit from non-U.S. operations and have customers in different markets. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2019 through December 31, 2024.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Granite Construction Incorporated, the S&P 500 Index
and the Dow Jones US Heavy Construction Index

400
350
300
250
200
150
100
50
0
12/19
12/20
12/21
12/22
12/23
12/24
Granite Construction Incorporated
S&P 500
Dow Jones US Heavy Construction

*$100 invested on 12/31/19 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Item 6. RESERVED

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
We deliver infrastructure solutions for public and private clients primarily in the United States. We are one of the largest diversified, vertically integrated civil contractors and construction materials producers in the United States. Within the public sector, we primarily concentrate on infrastructure projects, including the construction of streets, roads, highways, mass transit facilities, airport infrastructure, bridges, dams, power-related facilities, utilities, tunnels, water well drilling and other infrastructure-related projects. Within the private sector, we perform various services such as site preparation, mining services and infrastructure services for commercial and industrial sites, railways, residential development, energy development, as well as provide construction management professional services. We own and lease aggregate reserves and own processing plants that are vertically integrated into our construction operations and we also produce construction materials for sale to third parties.

We have vertically integrated operations across Alaska, Arizona, California, Mississippi, Nevada, Oregon, Tennessee, Utah and Washington in addition to regional civil construction home markets in Illinois, Florida and Texas. Our Construction segment also operates national businesses within the Tunnel division, the Rail division, the Federal division, which performs civil construction across the continental United States and Guam, the Industrial & Energy division, which primarily focuses on commercial solar construction projects, and the Layne division, which performs water well drilling, rehabilitation services and mineral exploration services.
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
During the first quarter of 2024, we reorganized our operational structure to more closely align with our two reportable segments, Construction and Materials. Previously, leaders within our three former operating groups of California, Central and Mountain managed both Construction and Materials operations within each group. This change allows us to better leverage our expertise within each reportable segment with leadership having direct oversight of their respective segment operations. As a result of the reorganization, we will no longer disclose financial information by operating group. There were no material impacts to our consolidated financial statements and no changes to our reportable segments.
The five primary economic drivers of our business are (i) the overall health of the U.S. economy including access to resources (labor, supplies and subcontractors); (ii) federal, state and local public funding levels; (iii) population growth resulting in public and private development; (iv) the need to build, replace or repair aging infrastructure; and (v) the pricing of certain commodity related products. A stagnant or declining economy will generally result in reduced demand for construction and construction materials in the private sector. This reduced demand increases competition for private sector projects and will ultimately also increase competition in the public sector as companies migrate from bidding on scarce private sector work to projects in the public sector. In addition, a stagnant or declining economy tends to produce less tax revenue for public agencies, thereby decreasing a source of funds available for spending on public infrastructure improvements. Some funding sources that have been specifically earmarked for infrastructure spending, such as diesel and gasoline taxes, are not as directly affected by a stagnant or declining economy, unless actual consumption is reduced or gasoline sales tax revenues decline consistent with fuel prices. However, even these can be temporarily at risk as federal, state and local governments take actions to balance their budgets. Conversely, increased levels of public funding as well as an expanding or robust economy will generally increase demand for our services and products and provide opportunities for revenue growth and margin improvement.
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
Current Economic Environment and Outlook
Funding for our public work projects, which account for approximately 80% of our portfolio, is dependent on federal, state, regional and local revenues. At the federal level, the continued rollout of the $1.2 trillion Infrastructure Investment and Jobs Act (“IIJA”) has increased federal highway, bridge and transit funding to its highest level in more than six decades with $550 billion in incremental funding over five years. The increased multi-year spending commitment has improved the programming visibility for state and local governments and has driven an increase in project lettings that started in 2023, continued in 2024 and we believe will carry into 2025 and beyond.
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
Over the last several years, inflation, supply chain and labor constraints have had a significant impact on the global economy including the construction industry in the United States. While it is impossible to fully eliminate the impact of these factors, where practicable, we have applied proactive measures such as fixed forward purchase contracts of oil related inputs, energy surcharges, and adjustment of project schedules for constraints related to construction materials such as concrete. While we actively work to mitigate the impacts of oil price inflation, further price increases may adversely impact us in the future.
Our Committed and Awarded Projects (“CAP”) balance continues to be strong at $5.3 billion at the end of the fourth quarter of 2024. Our CAP is supported by a positive public funding environment and resilient private market which we believe will provide further opportunities for continued CAP growth in 2025.
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

The results of operations of these businesses are included in our consolidated financial statements from the dates of acquisition which impacts comparability to the applicable prior periods.
See Note 1 and Note 2 of “Notes to the Consolidated Financial Statements” for further information.
Results of Operations
Our operations are typically affected more by inclement weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability.

Years Ended December 31,	2024	2023	2022
(in thousands)
Total revenue	$4,007,574	$3,509,138	$3,301,256
Gross profit	$572,697	$396,399	$369,494
Selling, general and administrative expenses	$334,162	$294,466	$272,610
Other costs, net (see Note 1 of “Notes to the Consolidated Financial Statements”)	$39,936	$50,217	$24,120
Gain on sales of property and equipment, net	$(8,764)	$(28,346)	$(12,617)
Operating income	$207,363	$80,062	$85,381
Total other (income) expense, net	$11,171	$20,208	$(6,436)
Amount attributable to non-controlling interests	$(14,097)	$14,012	$4,445
Net income attributable to Granite Construction Incorporated	$126,346	$43,599	$83,302
Revenue
Total Revenue by Segment

Years Ended December 31,	2024		2023		2022
(dollars in thousands)
Construction	$3,415,225	85.2%	$2,992,254	85.3%	$2,803,935	84.9%
Materials	592,349	14.8	516,884	14.7	497,321	15.1
Total	$4,007,574	100.0%	$3,509,138	100.0%	$3,301,256	100.0%
Construction Revenue

Years Ended December 31,	2024		2023		2022
(dollars in thousands)
Public	$2,531,379	74.1%	$2,064,078	69.0%	$1,891,338	67.5%
Private	883,846	25.9	928,176	31.0	912,597	32.5
Total	$3,415,225	100.0%	$2,992,254	100.0%	$2,803,935	100.0%
Construction revenue in 2024 increased by $423.0 million, or 14.1%, compared to 2023, primarily due to a higher level of CAP to start the year, more favorable weather conditions early in 2024 and increased revenue from acquired businesses of $114.7 million due to the timing of the acquisition of LRC/MSG in 2023 and the acquisition of D&B in 2024.
Materials Revenue
Materials revenue in 2024 increased by $75.5 million, or 14.6%, when compared to 2023, driven primarily by increases in revenue from newly acquired businesses of $66.9 million, in addition to higher asphalt and aggregate sales prices.
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

December 31,	2024		2023
(dollars in thousands)
Unearned revenue	$3,584,378	67.7%	$3,596,676	64.9%
Other awards	1,711,689	32.3	1,949,078	35.1
Total	$5,296,067	100.0%	$5,545,754	100.0%

December 31,	2024		2023
(dollars in thousands)
Public	$4,120,821	77.8%	$4,368,904	78.8%
Private	1,175,246	22.2	1,176,850	21.2
Total	$5,296,067	100.0%	$5,545,754	100.0%
CAP of $5.3 billion at December 31, 2024 was $0.2 billion, or 5% lower than December 31, 2023 due to higher revenue in 2024 and lower additions to CAP in 2024. Bidding activity remained robust in 2024, and several significant project awards are expected to be added to CAP during the first half of 2025. The most significant additions to CAP during 2024 included $196 million for six highway projects in California, $180 million for a pumping station project in Nevada, $158 million of Federal work in Guam and $114 million for a bridge project in Michigan.
Non-controlling partners’ share of CAP as of December 31, 2024 and 2023 was $331.1 million and $243.8 million, respectively.
At December 31, 2024 and 2023, one and six contracts with remaining CAP of $10.0 million or more per project had total forecasted losses with remaining revenue of $64.4 million, or 1.2% of total CAP, and $188.9 million, or 3.4% of total CAP, respectively. Provisions are recognized in the consolidated statements of operations for the full amount of estimated losses on uncompleted contracts whenever evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue.
Gross Profit
The following table presents gross profit by reportable segment for the respective periods:

Years Ended December 31,	2024	2023	2022
(dollars in thousands)
Construction	$491,002	$325,055	$303,881
Percent of segment revenue	14.4%	10.9%	10.8%
Materials	81,695	71,344	65,613
Percent of segment revenue	13.8	13.8	13.2
Total gross profit	$572,697	$396,399	$369,494
Percent of total revenue	14.3%	11.3%	11.2%
Construction gross profit for the year ended December 31, 2024 increased by $165.9 million, or 51.1%, when compared to 2023, primarily due to higher revenue and improved project execution across our project portfolio resulting in net increases from revisions in estimates in the current period compared to net decreases in the prior period. For further discussion of projects with revisions in estimates which individually had an impact of $5.0 million or more on gross profit, see Note 3 of "Notes to the Consolidated Financial Statements." Additionally, gross profit from acquired businesses increased by $11.5 million for the year ended December 31, 2024, including $8.1 million of purchase accounting related depreciation and intangible asset amortization.
Materials gross profit for the year ended December 31, 2024 increased by $10.4 million, or 14.5%, when compared to 2023 and gross profit margin remained consistent at 13.8%. The improvement in gross profit was primarily due to the results of acquired businesses as well as higher revenue. Materials gross profit from acquired businesses increased by $7.8 million for the year ended December 31, 2024, including $4.1 million of purchase accounting related depreciation and intangible asset amortization.
Selling, General and Administrative Expenses
The following table presents the components of selling, general and administrative expenses for the respective periods:

Years Ended December 31,	2024	2023	2022
(dollars in thousands)
Salaries and related expenses	$171,835	$157,239	$161,082
Incentive compensation	32,094	29,364	16,424
Stock-based compensation	17,826	9,753	6,361
Other selling, general and administrative expenses	112,407	98,110	88,743
Total selling, general and administrative expenses	$334,162	$294,466	$272,610
Percent of revenue	8.3%	8.4%	8.3%
Selling, general and administrative ("SG&A") expenses include the costs for estimating and bidding, including offsetting customer reimbursements for portions of our selling/bid submission expenses (i.e., stipends), business development, materials facility permits, and costs related to our operational offices that are not allocated to direct contract costs and expenses related to our corporate functions. Other SG&A expenses include travel and entertainment, outside services, information technology, depreciation, occupancy, training, office supplies, changes in the fair market value of our Non-Qualified Deferred Compensation plan liability and other miscellaneous expenses. SG&A expenses can vary depending on the volume of projects in process and the number of employees assigned to estimating and bidding activities. As projects are completed or the volume of work slows down, we temporarily redeploy project employees to bid on new projects, moving their salaries and related costs from cost of revenue to selling expenses. SG&A expenses for 2024 increased $39.7 million compared to 2023, primarily due to a $17.0 million increase in SG&A expenses from acquired businesses, including $6.3 million of purchase accounting related depreciation and intangible asset amortization. The remaining increase was due to higher stock-based compensation and incentive compensation due to improved financial performance, as well as higher salaries and related expenses due to increased labor costs.
Other Costs, net
The following table presents other costs, net for the respective periods:

Years Ended December 31,	2024	2023	2022
(in thousands)
Other costs, net	$39,936	$50,217	$24,120
Other costs for the year ended December 31, 2024 decreased by $10.3 million when compared to 2023 primarily due to a $20.0 million litigation charge in the prior year that did not recur in the current year, partially offset by an increase in costs in the current year associated with the defense of a former Company officer in his ongoing civil litigation with the Securities and Exchange Commission.
Gain on Sales of Property and Equipment, net
The following table presents the gain on sales of property and equipment, net for the respective periods:

Years Ended December 31,	2024	2023	2022
(in thousands)
Gain on sales of property and equipment, net	$(8,764)	$(28,346)	$(12,617)
Gain on sales of property and equipment, net for the year ended December 31, 2024 decreased by $19.6 million when compared to 2023 primarily due to the sale of a property in Texas in 2023.

Other (Income) Expense
The following table presents the components of other (income) expense, net for the respective periods:

Years Ended December 31,	2024	2023	2022
(in thousands)
Loss on debt extinguishment	$27,552	$51,052	$—
Interest income	(24,349)	(17,538)	(6,528)
Interest expense	29,188	18,462	12,624
Equity in income of affiliates, net	(16,982)	(25,748)	(13,571)
Other (income) expense, net	(4,238)	(6,020)	1,039
Total other (income) expense, net	$11,171	$20,208	$(6,436)
During 2024, we repurchased approximately $30.2 million in aggregate principal amount of our 2.75% Convertible Notes and incurred a $27.6 million loss on debt extinguishment, which was $23.5 million less than the 2023 extinguishment charge. During 2024, interest expense, net of interest income, increased $3.9 million, as a result of increased borrowings, partially offset by higher interest income due to higher cash balances. Equity in income of affiliates, net decreased by $8.8 million when compared to 2023 primarily due to lower net income of our affiliates.
Income Taxes
The following table presents the provision for income taxes for the respective periods:

Years Ended December 31,	2024	2023	2022
(in thousands)
Provision for income taxes	$55,749	$30,267	$12,960
Effective tax rate	28.4%	50.6%	14.1%
Our effective tax rate decreased from 50.6% to 28.4% when compared to 2023 primarily due to a decrease in nondeductible debt extinguishment costs along with a favorable adjustment for non-controlling interest in the current year.
Amount Attributable to Non-controlling Interests
The following table presents the amount attributable to non-controlling interests in consolidated subsidiaries for the respective periods:

Years Ended December 31,	2024	2023	2022
(in thousands)
Amount attributable to non-controlling interests	$(14,097)	$14,012	$4,445
The amount attributable to non-controlling interests represents the non-controlling owners’ share of the net (income) loss of our consolidated construction joint ventures. The increase during 2024 was primarily due to the impact of less negative revisions in estimates related to consolidated construction joint ventures (see Note 3 of “Notes to the Consolidated Financial Statements”).
Prior Years Comparison (2023 to 2022)
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Annual Report on Form 10-K filed with the SEC on February 23, 2024.
Liquidity and Capital Resources
Our primary sources of liquidity are cash and cash equivalents, investments, available borrowing capacity under our credit facility and cash generated from operations. We may also from time to time issue and sell equity, debt or hybrid securities or engage in other capital markets transactions or sell one or more business units or assets. See Note 14 of the "Notes to the Consolidated Financial Statements" for information on our long-term debt.
Our material cash requirements include paying the costs and expenses associated with our operations, servicing outstanding indebtedness, making capital expenditures and paying dividends on our capital stock. We may also from time to time prepay or repurchase outstanding indebtedness, repurchase shares of our common stock or acquire assets or businesses that are complementary to our operations. See Note 2 and Note 17 of the "Notes to the Consolidated Financial Statements" for information on our acquisitions and share repurchases, respectively.

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

In addition to the obligations referenced above, as of December 31, 2024 we had $16.4 million of purchase commitments for equipment and other goods and services not directly connected with our construction contracts, which are individually greater than $50,000 and have an expected fulfillment date after December 31, 2024. Of this, approximately $15.0 million, $1.0 million and $0.4 million will be paid in 2025, 2026 and 2027, respectively. There are no material purchase commitments in the periods thereafter.
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
Cash, cash equivalents and marketable securities as of December 31, 2024 increased $132.1 million to $585.6 million from the prior year end. In addition to meeting our liquidity requirements listed above, our increased cash balances are expected to be used to invest in our business through strategic capital expenditures in 2025 and we will continue to explore acquisition opportunities in alignment with our strategic plan.
As of December 31, 2024, our cash and cash equivalents consisted of deposits and money market funds held with established national financial institutions and marketable securities consisting primarily of U.S. Government and agency obligations.
As of December 31, 2024, the total unused availability under our Credit Agreement was $333.7 million, resulting from $16.3 million in issued and outstanding letters of credit and nothing drawn on the Revolver. See Note 14 of “Notes to the Consolidated Financial Statements.”
As of December 31, 2024, we had $1.3 million of receivables and $29.2 million of contract retention receivables from Brightline Trains Florida LLC ("Brightline") (see Note 6 of “Notes to the Consolidated Financial Statements”), all of which has been collected as of the date of this report.
In evaluating our liquidity position and needs, we also consider cash and cash equivalents held by our consolidated construction joint ventures (“CCJVs”). The following table presents our cash, cash equivalents and marketable securities, including amounts from our CCJVs, as of the respective dates:

December 31,	2024	2023
(in thousands)
Cash and cash equivalents excluding CCJVs	$404,436	$297,439
CCJV cash and cash equivalents (1)	173,894	120,224
Total consolidated cash and cash equivalents	578,330	417,663
Short-term marketable securities (2)	7,311	35,863
Total cash, cash equivalents and marketable securities	$585,641	$453,526
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
(2)All marketable securities were classified as held-to-maturity and consisted of U.S. Government and agency obligations as of all periods presented.
Granite’s portion of CCJV cash and cash equivalents was $106.0 million and $73.1 million as of December 31, 2024 and 2023, respectively. Excluded from the table above is $28.7 million and $34.2 million as of December 31, 2024 and 2023, respectively, of Granite’s portion of unconsolidated construction joint venture cash and cash equivalents.

Capital Expenditures
Major capital expenditures are typically for aggregate and asphalt production facilities, aggregate reserves, construction equipment, buildings and leasehold improvements and investments in our information technology systems. The timing and amount of such expenditures can vary based on the progress of planned capital projects, the type and size of construction projects, changes in business outlook and other factors. During the year ended December 31, 2024, we had capital expenditures of $136.4 million, compared to $140.4 million during 2023, a decrease of $4.0 million. We currently anticipate 2025 capital expenditures to be between approximately $140 million and $160 million, including approximately $50 million in planned strategic materials investments.
Cash Flows

Years Ended December 31,	2024	2023	2022
(in thousands)
Net cash provided by (used in):
Operating activities	$456,343	$183,707	$55,647
Investing activities	$(228,556)	$(359,290)	$(11,000)
Financing activities	$(67,120)	$299,255	$(164,311)
Operating activities
As a large infrastructure contractor and construction materials producer, our revenue, gross profit and the resulting operating cash flows can differ significantly from period to period due to a variety of factors, including project progression toward completion, outstanding contract change orders and affirmative claims, and the payment terms of our contracts. Additionally, operating cash flows are impacted by the timing related to funding construction joint ventures and the resolution of uncertainties inherent in the complex nature of the construction work we perform, including claim and back charge settlements. Our working capital assets result from both public and private sector projects. Customers in the private sector can be slower paying than those in the public sector; however, private sector projects generally have higher gross profit as a percentage of revenue. While we typically invoice our customers on a monthly basis, our construction contracts frequently provide for retention that is a specified percentage withheld from each payment by our customers until the contract is completed and the work accepted by the customer.
Cash provided by operating activities of $456.3 million during 2024 represents a $272.6 million increase in cash provided by operating activities when compared to 2023. The change was primarily attributable to a $132.8 million increase in net income after adjusting for non-cash items and a $121.7 million increase in cash provided by working capital, which includes receivables, net contract assets, inventories, other assets, accounts payable and accrued expenses and other liabilities. Additionally, distributions from, net of contributions to, unconsolidated construction joint ventures and affiliates increased $18.1 million from 2023.
Investing activities
Cash used in investing activities of $228.6 million during 2024 represents a $130.7 million decrease in cash used in investing activities when compared to 2023. The change was primarily due to a $159.7 million decrease in cash used related to business acquisitions (see Note 3 of "Notes to the Consolidated Financial Statements"), partially offset by a $24.3 million decrease in proceeds from sales of property and equipment.
Financing activities
Cash used in financing activities of $67.1 million during 2024 represents a $366.4 million increase in cash used in financing activities when compared to 2023. The change was primarily due to a $290.3 million decrease in proceeds from debt issuances, net of debt repayments and related charges. See Note 14 to “Notes to the Consolidated Financial Statements” for further information about our long-term debt transactions and our credit facility. The year over year increase in cash used in financing activities was also due to $46.5 million increase in repurchases of common stock as well as a decrease in contributions from non-controlling partners, net of distributions, of $30.7 million.
Derivatives
We recognize derivative instruments as either assets or liabilities in the consolidated balance sheets at fair value using Level 2 inputs. See Note 8 to “Notes to the Consolidated Financial Statements” for further information. The capped call transactions related to the 3.75% Convertible Notes and 3.25% Convertible Notes were recorded to equity on our consolidated balance sheets based on the cash proceeds. See Note 14 to “Notes to the Consolidated Financial Statements” for further information.

Surety Bonds and Real Estate Mortgages
We are generally required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At December 31, 2024, approximately $3.2 billion of our $5.3 billion CAP was bonded. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds when the obligations of the underlying contract have been fulfilled. The ability to maintain bonding capacity requires that we maintain cash and working capital balances satisfactory to our sureties.
Our investments in real estate ventures are subject to mortgage indebtedness. This indebtedness is non-recourse to Granite but is recourse to the real estate venture. The terms of this indebtedness are typically renegotiated to reflect the evolving nature of the real estate projects as they progress through acquisition, entitlement, development and leasing. Modification of these terms may include changes in loan-to-value ratios requiring the real estate venture to repay portions of the debt. Our unconsolidated investments in our foreign affiliates are subject to local bank debt primarily for equipment purchases and working capital. This debt is non-recourse to Granite, but it is recourse to the affiliates. The debt associated with our unconsolidated non-construction entities is included in Note 9 of “Notes to the Consolidated Financial Statements.”
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
The most significant financial covenants under the terms of our Credit Agreement require the maintenance of a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio. As of December 31, 2024, we were in compliance with the covenants in the Credit Agreement.
Share Repurchase Program
As announced on February 3, 2022, on February 1, 2022, the Board of Directors authorized us to purchase up to $300.0 million of our common stock at management’s discretion (the “2022 authorization”). During the year ended December 31, 2024, we repurchased 524,800 shares under the 2022 authorization and $189.5 million remained available under the 2022 authorization as of December 31, 2024.
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
Operating in international markets involves exposure to possible volatile movements in currency exchange rates. Our Materials Segment has an insignificant amount of operations in Canada and we also have affiliates that operate in Latin America (see Note 10 of “Notes to the Consolidated Financial Statements” for further information on our affiliates). As of December 31, 2024, we do not have any outstanding foreign currency option contracts. If the volume of our international operations increases and foreign currency exchange rates change, the impact to our consolidated statements of operations could be significant and may affect year-to-year comparability of operating results. The impact from foreign currency transactions during 2024, 2023 and 2022 was immaterial.
We may borrow on the Revolver, at our option, at either (a) the SOFR term rate plus a credit adjustment spread plus applicable margin ranging from 1.0% to 2.0%, or (b) a base rate plus an applicable margin ranging from 0.0% to 1.0%. The applicable margin is based on our Consolidated Leverage Ratio (as defined in our Credit Agreement), calculated quarterly.
As of December 31, 2024, there was nothing drawn on the Revolver.
See Note 14 of “Notes to the Consolidated Financial Statements” for further discussion on the 3.25% Convertible Notes, 3.75% Convertible Notes and Credit Agreement.
The table below presents principal amounts due by year and related weighted average interest rates for our cash and cash equivalents, held-to-maturity investments and significant debt obligations, excluding debt issuance costs, as of December 31, 2024 (dollars in thousands):

	2025	2026	2027	2028	2029	Thereafter	Total
Assets
Cash, cash equivalents, held-to-maturity investments	$585,641	$—	$—	$—	$—	$—	$585,641
Weighted average interest rate	4.34%	—%	—%	—%	—%	—%	4.34%
Liabilities
Debt
3.75% Convertible Notes	$—	$—	$—	$373,750	$—	$—	$373,750
Coupon rate	3.75%	3.75%	3.75%	3.75%	—%	—%	3.75%
3.25% Convertible Notes	$—	$—	$—	$—	$—	$373,750	$373,750
Coupon rate	3.25%	3.25%	3.25%	3.25%	3.25%	3.25%	3.25%
The estimated fair value of our cash and cash equivalents approximates the principal amounts reflected above based on the generally short maturities of these financial instruments. The fair value of the 3.75% Convertible Notes was approximately $738.7 million and $475.6 million as of December 31, 2024 and 2023, respectively. The fair value of 3.25% Convertible Notes was approximately $491.6 million as of December 31, 2024.

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
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to the Consolidated Financial Statements

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2024, the end of the period covered by this report.
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
Our management, under the supervision and with the participation of our principal executive and principal financial officers, has conducted an evaluation of the effectiveness of our internal control over financial reporting, using the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2024. Their report is included in Part IV, Item 15(a) of this Form 10-K under the heading “Report of Independent Registered Public Accounting Firm.”
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION
Trading Arrangements
During the three months ended December 31, 2024, the following directors or officers, as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K ("Item 408").
On November 5, 2024, Mr. Larkin’s Rule 10b5-1 trading arrangement, as such term is defined in Item 408, that he entered into on August 6, 2024 that provided for the sale of 30,000 shares automatically terminated pursuant to its terms. Mr. Larkin is the Company’s President and Chief Executive Officer.
On November 13, 2024, Mr. Radich, the Company's Executive Vice President and Chief Operating Officer, adopted a Rule 10b5-1 trading arrangement, as such term is defined in Item 408. The aggregate number of shares which may be sold under the plan is 10,000. The plan will terminate upon the earlier of February 6, 2026 or the completion of all the sales under the plan.
On November 19, 2024, Mr. Dowd, the Company’s Senior Vice President, Construction, adopted a Rule 10b5-1 trading arrangement, as such term is defined in Item 408. The aggregate number of shares which may be sold under the plan is 6,075. The plan will terminate upon the earlier of December 31, 2025 or the completion of all the sales under the plan.
On December 12, 2024, Mr. Larkin adopted a Rule 10b5-1 trading arrangement, as such term is defined in Item 408. The aggregate number of shares which may be sold under the plan is equal to 80% of the net shares Mr. Larkin will receive upon vesting of his TSR award that will be paid out in March 2025 and 80% of the net shares Mr. Larkin will receive upon vesting of his time-based restricted stock unit awards that will vest on March 14, 2025, including dividend equivalents. The plan will terminate upon the earlier of December 31, 2025 or the completion of all the sales under the plan.

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
Indenture (including Form of Note) with respect to Granite Construction Incorporated’s 3.25% Convertible Senior Notes due 2030, dated June 11, 2024, by and between Granite Construction Incorporated and Wilmington Trust, National Association, as trustee [Exhibit 4.1 to the Company’s Form 8-K filed on June 12, 2024]

4.3	*	Description of Common Stock [Exhibit 4.2 to the Company’s Form 10-K for the year ended December 31, 2019]
10.1	***	Key Management Deferred Compensation Plan II, as amended [Exhibit 10.1 to the Company's Form 10-K filed on February 23, 2024]
10.2	* **	Form of Amended and Restated Director and Officer Indemnification Agreement [Exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 2002]
10.3	* **	Granite Construction Incorporated Annual Incentive Plan adopted by the Board of Directors on March 30, 2022 [Exhibit 10.1 to the Company’s Form 8-K filed on April 1, 2022]
10.4	* **	Form of Annual Incentive Plan Participation Agreement [Exhibit 10.2 to the Company’s Form 8-K filed on April 1, 2022]
10.5	*
Fourth Amended and Restated Credit Agreement, dated June 2, 2022, by and among Granite Construction Incorporated, Granite Construction Company, GILC Incorporated, Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer, and the lenders and other parties thereto [Exhibit 10.1 to the Company’s Form 8-K filed on June 6, 2022]

10.6	*
Amendment No. 1 to Fourth Amended and Restated Credit Agreement, dated May 8, 2023, by and among the Company, Granite Construction Company, and GILC Incorporated, as borrowers, Bank of America, N.A., as administrative agent, and the lenders party thereto [Exhibit 10.1 to the Company’s Form 8-K filed on May 9, 2023]

10.7	*
Amendment No. 2 to Fourth Amended and Restated Credit Agreement, dated November 30, 2023, by and among the Company, Granite Construction Company and GILC Incorporated, as borrowers, Layne Christensen Company, as a guarantor, the lenders party thereto, and Bank of America, N.A., as administrative agent [Exhibit 10.1 to the Company’s Form 8-K filed on December 5, 2023]

10.8	*
Fourth Amended and Restated Guaranty Agreement, dated June 2, 2022, by and among Granite Construction Incorporated, the guarantors party thereto and Bank of America, N.A., as Administrative Agent [Exhibit 10.2 to the Company’s Form 8-K filed on June 6, 2022]

10.9	*	Form of 2023 Capped Call Confirmation [Exhibit 10.1 to the Company’s Form 8-K filed on May 11, 2023]
10.10	*	Form of 2024 Capped Call Confirmation [Exhibit 10.1 to the Company’s Form 8-K filed on June 12, 2024]
10.11	***	Executive Retention and Severance Plan III and Participation Agreement, as amended [Exhibit 10.13 to the Company's Form 10-K filed on February 23, 2024]
10.12	* **	Long Term Incentive Plan, effective January 1, 2020 [Exhibit 10.2 to the Company's Form 8-K filed on March 30, 2020]
10.13	†**	Form of Long Term Incentive Plan Award Agreement

Exhibit No.		Exhibit Description
10.14	***	Granite Construction Incorporated 2021 Equity Incentive Plan [Exhibit 10.2 to the Company’s Form 8-K filed on June 4, 2021]
10.15	***	Form of Employee Service Award Restricted Stock Unit Agreement (2021 Equity Incentive Plan) [Exhibit 10.4 to the Company’s Form 8-K filed on June 4, 2021]
10.16	***	Form of Employee TSR Award Restricted Stock Unit Agreement (2021 Equity Incentive Plan) [Exhibit 10.5 to the Company’s Form 8-K filed on June 4, 2021]
10.17	***	Form of Executive Officer Acknowledgement & Agreement Pertaining to the Granite Construction Incorporated Clawback Policy [Exhibit 10.2 to the Company’s Form 8-K filed on October 13, 2023]
10.18	***	Granite Construction Incorporated 2024 Equity Incentive Plan [Exhibit 10.2 to the Company’s Form 8-K filed on June 6, 2024]
10.19	***	Form of Non-Employee Director Restricted Stock Unit Agreement [Exhibit 10.3 to the Company’s Form 8-K filed on June 6, 2024]
10.20	***	Form of Employee Service Award Restricted Stock Unit Agreement [Exhibit 10.4 to the Company’s Form 8-K filed on June 6, 2024]
10.21	***	Form of Employee LTIP Award Restricted Stock Unit Agreement [Exhibit 10.5 to the Company’s Form 8-K filed on June 6, 2024]
10.22	***	Separation and Transition Agreement dated September 16, 2024 by and between the Company and Ms. Curtis [Exhibit 10.1 to the Company's Form 8-K filed on September 16, 2024]
19	*	Insider Trading Policy [Exhibit 19 to the Company's Form 10-K filed on February 23, 2024]
21	†	List of Subsidiaries of Granite Construction Incorporated
23.1	†	Consent of PricewaterhouseCoopers LLP
31.1	†	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	†	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	††	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95	†	Mine Safety Disclosure
97	* **	Clawback Policy [Exhibit 10.1 to the Company’s Form 8-K filed on October 13, 2023]
101.INS	†	Inline XBRL Instance Document
101.SCH	†	Inline XBRL Taxonomy Extension Schema
101.CAL	†	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	†	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	†	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	†	Inline XBRL Taxonomy Extension Presentation Linkbase
104	†	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (included within the Exhibit 101 attachments).
*Incorporated by reference
**Compensatory plan or management contract
†Filed herewith
††Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRANITE CONSTRUCTION INCORPORATED

By: /s/ Staci M. Woolsey
Staci M. Woolsey
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date: February 13, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated and on the dates indicated.

/s/ Michael F. McNally	February 13, 2025
Michael F. McNally, Chairman of the Board and Director
/s/ Kyle T. Larkin	February 13, 2025
Kyle T. Larkin, President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ Staci M. Woolsey	February 13, 2025
Staci M. Woolsey, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ Louis E. Caldera	February 13, 2025
Louis E. Caldera, Director
/s/ Molly C. Campbell	February 13, 2025
Molly C. Campbell, Director
/s/ David C. Darnell	February 13, 2025
David C. Darnell, Director
/s/ Carlos M. Hernandez	February 13, 2025
Carlos M. Hernandez, Director
/s/ Alan P. Krusi	February 13, 2025
Alan P. Krusi, Director
/s/ Celeste B. Mastin	February 13, 2025
Celeste B. Mastin, Director
/s/ Laura M. Mullen	February 13, 2025
Laura M. Mullen, Director

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Granite Construction Incorporated
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Granite Construction Incorporated and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income (loss), of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

Critical Audit Matter
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
Revenue Recognition - Estimates of the Forecasted Revenue and Costs to Complete for Multi-Year Fixed Price Contracts in the Construction Segment
As described in Notes 1, 3, and 4 to the consolidated financial statements, the revenue for the construction segment for the year ended December 31, 2024 was $3.415 billion, a portion of which related to multi-year fixed price contracts. Revenue in the Construction segment is ordinarily recognized over time as control is transferred to the customers by measuring the progress toward complete satisfaction of the performance obligation(s) using an input (i.e., cost to cost) method. Under the cost to cost method, costs incurred to date are generally the best depiction of transfer of control. The accuracy of the Company’s revenue and profit recognition in a given period depends on the accuracy of management’s estimates of the forecasted revenue and cost to complete each project. Cost estimates for all significant projects use a detailed bottom up approach in which there are a number of factors that can contribute to revisions in estimates of contract cost and profitability. Provisions for losses are recognized at the uncompleted performance obligation level for the amount of total estimated losses in the period that evidence indicates that the estimated total cost of a performance obligation exceeds its estimated total revenue. The estimates of transaction price and costs to complete can vary significantly in the normal course of business as projects progress, circumstances develop and evolve, and uncertainties are resolved. When the Company experiences significant revisions in estimates, management undergoes a process that includes reviewing the nature of the changes to ensure that no material amounts should have been recorded in a prior period rather than as a revision in estimate for the current period. Management generally uses the cumulative catch-up method for changes to the transaction price that are part of a single performance obligation. Under this method, revisions in estimates are accounted for in their entirety in the period of change.
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
February 13, 2025
We have served as the Company’s auditor since 1982.

GRANITE CONSTRUCTION INCORPORATED
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

December 31,	2024	2023
ASSETS
Current assets:
Cash and cash equivalents ($173,894 and $120,224 related to consolidated construction joint ventures (“CCJVs”))	$578,330	$417,663
Short-term marketable securities	7,311	35,863
Receivables, net ($33,708 and $62,040 related to CCJVs)	511,742	598,705
Contract assets ($115,834 and $68,520 related to CCJVs)	328,353	262,987
Inventories	108,175	103,898
Equity in unconsolidated construction joint ventures	140,928	171,233
Other current assets ($3,982 and $5,590 related to CCJVs)	41,824	53,102
Total current assets	1,716,663	1,643,451
Property and equipment, net ($6,792 and $7,557 related to CCJVs)	716,184	662,864
Investments in affiliates	94,031	92,910
Goodwill	214,465	155,004
Intangible assets	127,886	117,322
Right of use assets	89,791	78,176
Deferred income taxes, net	—	8,179
Other noncurrent assets	66,635	55,634
Total assets	$3,025,655	$2,813,540

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$1,109	$39,932
Accounts payable ($74,745 and $62,755 related to CCJVs)	407,223	408,363
Contract liabilities ($80,096 and $50,929 related to CCJVs)	299,671	243,848
Accrued expenses and other current liabilities ($4,706 and $5,426 related to CCJVs)	323,956	337,740
Total current liabilities	1,031,959	1,029,883
Long-term debt	737,939	614,781
Long-term lease liabilities	73,638	63,548
Deferred income taxes, net	13,874	3,708
Other long-term liabilities	88,882	74,654
Commitments and contingencies (see Note 20)
Equity:
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	—	—
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding: 43,424,646 shares as of December 31, 2024 and 43,944,118 shares as of December 31, 2023	434	439
Additional paid-in capital	410,739	474,134
Accumulated other comprehensive income (loss)	(582)	881
Retained earnings	604,635	501,844
Total Granite Construction Incorporated shareholders’ equity	1,015,226	977,298
Non-controlling interests	64,137	49,668
Total equity	1,079,363	1,026,966
Total liabilities and equity	$3,025,655	$2,813,540
The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)

Years Ended December 31,	2024	2023	2022
Revenue	$4,007,574	$3,509,138	$3,301,256
Cost of revenue	3,434,877	3,112,739	2,931,762
Gross profit	572,697	396,399	369,494
Selling, general and administrative expenses	334,162	294,466	272,610
Other costs, net (see Note 1)	39,936	50,217	24,120
Gain on sales of property and equipment, net	(8,764)	(28,346)	(12,617)
Operating income	207,363	80,062	85,381
Other (income) expense:
Loss on debt extinguishment	27,552	51,052	—
Interest income	(24,349)	(17,538)	(6,528)
Interest expense	29,188	18,462	12,624
Equity in income of affiliates, net	(16,982)	(25,748)	(13,571)
Other (income) expense, net	(4,238)	(6,020)	1,039
Total other (income) expense, net	11,171	20,208	(6,436)
Income before income taxes	196,192	59,854	91,817
Provision for income taxes	55,749	30,267	12,960
Net income	140,443	29,587	78,857
Amount attributable to non-controlling interests	(14,097)	14,012	4,445
Net income attributable to Granite Construction Incorporated	$126,346	$43,599	$83,302

Net income per share attributable to common shareholders (see Note 18):
Basic earnings per share	$2.88	$0.99	$1.87
Diluted earnings per share	$2.62	$0.97	$1.70
Weighted average shares outstanding:
Basic	43,846	43,879	44,485
Diluted	52,514	52,565	52,326
The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

Years Ended December 31,	2024	2023	2022
Net income	$140,443	$29,587	$78,857
Other comprehensive income (loss), net of tax
Net realized and unrealized gain (loss) on cash flow hedges, net of tax	$93	$(184)	$275
Less: reclassification for net gains included in interest expense, net of tax	—	—	3,042
Net change	$93	$(184)	$3,317
Foreign currency translation adjustments, net	(1,556)	277	830
Other comprehensive income (loss), net of tax	$(1,463)	$93	$4,147
Comprehensive income, net of tax	$138,980	$29,680	$83,004
Non-controlling interests in comprehensive (income) loss, net of tax	(14,097)	14,012	4,445
Comprehensive income attributable to Granite Construction Incorporated, net of tax	$124,883	$43,692	$87,449
The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)

	Outstanding Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Granite Shareholders’ Equity	Non-Controlling Interests	Total Equity
Balances at December 31, 2021	45,840,260	$458	$559,752	$(3,359)	$410,831	$967,682	$27,881	$995,563
Cumulative effect of newly adopted accounting standard (see Note 1)	—	—	(26,961)	—	10,543	(16,418)	—	(16,418)
Balances at January 1, 2022	45,840,260	$458	$532,791	$(3,359)	$421,374	$951,264	$27,881	$979,145
Net income	—	—	—	—	83,302	83,302	(4,445)	78,857
Other comprehensive income	—	—	—	4,147	—	4,147	—	4,147
Repurchases of common stock (1)	(2,376,020)	(24)	(70,877)	—	—	(70,901)	—	(70,901)
RSUs vested	262,748	3	(3)	—	—	—	—	—
Dividends on common stock ($0.52 per share)	—	—	—	—	(23,292)	(23,292)	—	(23,292)
Transactions with non-controlling interests, net	—	—	—	—	—	—	8,693	8,693
Stock-based compensation expense and other	16,919	—	8,496	—	—	8,496	—	8,496
Balances at December 31, 2022	43,743,907	$437	$470,407	$788	$481,384	$953,016	$32,129	$985,145
Net income	—	$—	$—	$—	$43,599	$43,599	$(14,012)	$29,587
Other comprehensive income	—	$—	$—	$93	$—	$93	$—	$93
Repurchases of common stock (1)	(102,413)	$(1)	$(4,124)	$—	$—	$(4,125)	$—	$(4,125)
RSUs vested	288,876	$3	$(3)	$—	$—	$—	$—	$—
Dividends on common stock ($0.52 per share)	—	$—	$301	$—	$(23,139)	$(22,838)	$—	$(22,838)
Capped call transactions	—	$—	$(39,641)	$—	$—	$(39,641)	$—	$(39,641)
Redemption of warrants	—	$—	$(13,201)	$—	$—	$(13,201)	$—	$(13,201)
Common stock issued in debt extinguishment	1,390,500	$14	$49,321	$—	$—	$49,335	$—	$49,335
Exercise of bond hedge	(1,390,516)	$(14)	$14	$—	$—	$—	$—	$—
Transactions with non-controlling interests, net	—	$—	$—	$—	$—	$—	$31,551	$31,551
Stock-based compensation expense and other	13,764	$—	$11,060	$—	$—	$11,060	$—	$11,060
Balances at December 31, 2023	43,944,118	$439	$474,134	$881	$501,844	$977,298	$49,668	$1,026,966
(1)During the years ended December 31, 2023 and 2022, there were 102,413 shares and 75,303 shares, respectively, withheld related to employee taxes for RSUs vested under our equity incentive plans. During the year ended December 31, 2022, we also repurchased 2,298,353 shares under the Board approved share repurchase program.

	Outstanding Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Granite Shareholders’ Equity	Non-Controlling Interests	Total Equity
Balances at December 31, 2023	43,944,118	$439	$474,134	$881	$501,844	$977,298	$49,668	$1,026,966
Net income	—	—	—	—	126,346	126,346	14,097	140,443
Other comprehensive loss	—	—	—	(1,463)	—	(1,463)	—	(1,463)
Repurchases of common stock (1)	(676,842)	(6)	(50,120)	—	(505)	(50,631)	—	(50,631)
RSUs vested	398,510	4	(4)	—	—	—	—	—
Dividends on common stock ($0.52 per share)	—	—	297	—	(23,050)	(22,753)	—	(22,753)
Capped call transactions	—	—	(34,228)	—	—	(34,228)	—	(34,228)
Redemption of warrants	—	—	466	—	—	466	—	466
Common stock issued in debt redemption	11,665	0	(0)	—	—	—	—	—
Exercise of bond hedge	(260,883)	(3)	3	—	—	—	—	—
Transactions with non-controlling interests	—	—	—	—	—	—	372	372
Stock-based compensation expense and other	8,078	—	20,191	—	—	20,191	—	20,191
Balances at December 31, 2024	43,424,646	$434	$410,739	$(582)	$604,635	$1,015,226	$64,137	$1,079,363
(1)During the year ended December 31, 2024, there were 152,042 shares withheld related to employee taxes for RSUs vested under our equity incentive plans and 524,800 shares repurchased under the Board approved share repurchase program.
The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Years Ended December 31,	2024	2023	2022
Operating activities:
Net income	$140,443	$29,587	$78,857
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	126,331	92,270	82,569
Amortization related to long-term debt	4,501	2,390	2,366
Loss on debt extinguishment	27,552	51,052	—
Gain on sales of property and equipment, net	(8,764)	(28,346)	(12,617)
Deferred income taxes	13,655	26,556	5,447
Stock-based compensation	19,595	10,477	7,765
Equity in net loss from unconsolidated construction joint ventures	5,102	18,617	19,676
Net income from affiliates	(16,982)	(25,748)	(13,571)
Other non-cash adjustments	3,958	5,695	222
Changes in assets and liabilities:
Receivables	102,891	(128,099)	59,623
Contract assets, net	(11,468)	49,691	(113,410)
Inventories	(2,862)	(1,430)	(14,307)
Contributions to unconsolidated construction joint ventures	(7,718)	(21,323)	(53,787)
Distributions from unconsolidated construction joint ventures and affiliates	33,836	29,337	19,223
Deposit for legal settlement	—	—	129,000
Other assets, net	9,534	(17,718)	16,868
Accounts payable	420	66,828	(9,778)
Accrual for legal settlement	—	—	(129,000)
Accrued expenses and other liabilities, net	16,319	23,871	(19,499)
Net cash provided by operating activities	$456,343	$183,707	$55,647
Investing activities:
Purchases of marketable securities	(10,977)	(9,740)	(94,104)
Maturities of marketable securities	38,000	40,000	45,000
Purchases of property and equipment	(136,405)	(140,384)	(121,612)
Proceeds from sales of property and equipment	13,852	38,109	26,064
Proceeds from the sale of business	—	—	140,576
Acquisitions of businesses, net of cash acquired (see Note 2)	(121,178)	(294,018)	—
Cash paid for purchase price adjustments on business acquisition (see Note 2)	(13,183)	—	—
Issuance of notes receivable	—	—	(7,560)
Collection of notes receivable	—	5,198	630
Other investing activities	1,335	1,545	6
Net cash used in investing activities	$(228,556)	$(359,290)	$(11,000)
Financing activities:
Proceeds from issuance of convertible notes	373,750	373,750	—
Proceeds from long-term debt	—	305,000	50,000
Debt principal repayments	(310,498)	(305,118)	(125,164)
Capped call transactions	(46,046)	(53,035)	—
Redemption of warrants	(497)	(13,201)	—
Debt issuance costs	(10,474)	(10,865)	—
Cash dividends paid	(22,813)	(22,811)	(23,271)
Repurchases of common stock (see Note 17)	(50,631)	(4,124)	(70,898)
Contributions from non-controlling partners	24,000	43,300	13,150
Distributions to non-controlling partners	(25,587)	(14,224)	(8,567)
Other financing activities, net	1,676	583	439
Net cash provided by (used in) financing activities	$(67,120)	$299,255	$(164,311)

Net increase (decrease) in cash, cash equivalents and restricted cash	160,667	123,672	(119,664)
Cash, cash equivalents and $0, $0 and $1,512 in restricted cash at beginning of period	417,663	293,991	413,655
Cash, cash equivalents and no restricted cash at end of any period	$578,330	$417,663	$293,991

Supplementary Information:
Right of use assets obtained in exchange for lease obligations	$32,095	$39,361	$17,547
Cash paid during the period for:
Operating lease liabilities	$23,707	$21,458	$22,611
Interest	$26,072	$15,640	$11,511
Income taxes	$31,938	$15,381	$3,768
Other non-cash operating activities:
Deferred taxes related to capped call transactions	$11,818	$13,394	$—
Non-cash investing and financing activities:
RSUs issued, net of forfeitures	$20,873	$11,649	$8,694
Dividends declared but not paid	$5,652	$5,713	$5,687
Contributions from non-controlling partners	$1,959	$2,475	$4,110
The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Description of Business: Granite Construction Incorporated is one of the largest diversified, vertically integrated civil contractors and construction materials producers in the United States, engaged in infrastructure projects including the construction of streets, roads, highways, mass transit facilities, airport infrastructure, bridges, dams, power-related facilities, utilities, tunnels, water well drilling and other infrastructure-related projects, site preparation, mining services and infrastructure services for commercial and industrial sites, railways, residential development, energy development, as well as construction management professional services. We own and lease aggregate reserves and own processing plants that are vertically integrated into our construction operations and we also produce construction materials for sale to third parties. Our operations have primary offices located in Alaska, Arizona, California, Canada, Colorado, Florida, Guam, Illinois, Mississippi, Nevada, Tennessee, Texas, Utah and Washington. Unless otherwise indicated, the terms “we,” “us,” “our,” “Company” and “Granite” refer to Granite Construction Incorporated and its wholly-owned and consolidated subsidiaries.
Basis of Presentation: During the first quarter of 2024, we reorganized our operational structure to more closely align with our two reportable segments, Construction and Materials. Previously, leaders within our three operating groups of California, Central and Mountain managed both Construction and Materials operations within each group. This change will allow us to better leverage our expertise within each reportable segment with leadership having direct oversight of their respective segment operations. As a result of the reorganization, we will no longer disclose financial information by operating group. There were no material impacts to our consolidated financial statements and no changes to our reportable segments.
Acquisitions and Divestitures: On August 9, 2024, we acquired Dickerson & Bowen, Inc. ("D&B"). D&B is an aggregates, asphalt, and highway construction company serving central and southern Mississippi. See Note 2 for more information.
On November 30, 2023, we acquired Lehman-Roberts Company and Memphis Stone & Gravel Company (collectively, "LRC/MSG"). LRC/MSG operates strategically located asphalt plants and sand and gravel mines serving the greater Memphis area and northern Mississippi. See Note 2 for more information.
On April 24, 2023, we acquired Coast Mountain Resources (2020) Ltd. which changed its name to Granite Infrastructure Canada, Ltd. ("Granite Canada") on May 13, 2024. Granite Canada is a construction aggregate producer based in British Columbia, Canada operating on Malahat First Nation land. See Note 2 for more information.
On March 16, 2022, we sold our trenchless and pipe rehabilitation services business, Inliner, for a purchase price of $159.7 million, subject to certain adjustments. As a result of the sale and post-closing adjustments, we received cash proceeds of $140.6 million and recognized a gain of $1.8 million. This gain is included in Other costs, net in the consolidated statements of operations for the year ended December 31, 2022.
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

Unearned Revenue: Unearned revenue represents the aggregate amount of the transaction price allocated to unsatisfied or partially unsatisfied performance obligations at the end of a reporting period. We generally include a project in our unearned revenue at the time a contract is awarded, the contract has been executed and to the extent we believe funding is probable. Certain contracts contain contract options that are exercisable at the option of our customers without requiring us to go through an additional competitive bidding process or contain task orders related to master contracts under which we perform work only when the customer awards specific task orders to us. Contract options and task orders are included in unearned revenue when exercised or issued, respectively. As of December 31, 2024 and 2023, unearned revenue was $3.6 billion. Approximately $2.6 billion of the December 31, 2024 unearned revenue is expected to be recognized within the next twelve months and the remaining amount will be recognized thereafter. Substantially all of the contracts in our unearned revenue may be canceled or modified at the election of the customer; however, we have not been materially adversely affected by contract cancellations or modifications in the past. Many projects are added to unearned revenue and completed within the same fiscal quarter or year and, therefore, may not be reflected in our beginning or ending unearned revenue.
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
The 2023 capped call transactions associated with the 3.75% convertible senior notes due 2028 (the "3.75% Convertible Notes") and the 2024 capped call transactions associated with the 3.25% convertible senior notes due 2030 (the "3.25% Convertible Notes") are indexed to our stock and meet the equity classification requirements per ASC Topic 815, Derivatives and Hedging. These capped call transactions were recorded to equity in our consolidated balance sheets and are not accounted for as a bifurcated derivative. They will not be remeasured as long as they continue to meet the conditions for equity classification.
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
Concentrations of Credit Risk: Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents, marketable securities, accounts receivable and contract assets. We maintain our cash and cash equivalents and our marketable securities with several financial institutions. We invest with high credit quality financial institutions and, by policy, limit the amount of credit exposure to any one financial institution. During the years ended December 31, 2024, 2023 and 2022, our largest volume customer, including both prime and subcontractor arrangements, was the California Department of Transportation (“Caltrans”). Revenue recognized from contracts with Caltrans during the years ended December 31, 2024, 2023 and 2022 represented $567.6 million (14.2% of total revenue), $458.2 million (13.1% of total revenue), and $348.0 million (10.5% of total revenue), respectively, which was primarily in the Construction segment. Other than Caltrans, none of our customers, including both prime and subcontractor arrangements, had revenue that individually exceeded 10% of total revenue during the year ended December 31, 2024, December 31, 2023, or December 31, 2022.
The majority of our receivables are from customers concentrated in the United States. None of our customers had a receivable balance in excess of 10% of our total net receivables as of December 31, 2024 and 2023. Certain construction contracts include retention provisions that were included in contract assets as of December 31, 2024 and 2023 in our consolidated balance sheets. The balances billed but not paid by customers pursuant to these provisions generally become due upon completion and acceptance of the project work or products by the owners. The majority of the December 31, 2024 contract retention balance disclosed in Note 6 is expected to be collected within one year. We perform ongoing credit evaluations of our customers and generally do not require collateral, although the law provides us the ability to file mechanics’ liens on real property improved for private customers in the event of non-payment by such customers.
Foreign Currency Transactions and Translation: In the periods presented we had operations in Mexico and Canada which involved exposure to possible volatile movements in foreign currency exchange rates. We account for foreign currency exchange transactions and translation in accordance with ASC Topic 830, Foreign Currency Matters. In the third quarter of 2023, we began the wind down of our international mineral services operations which operated in Mexico and Canada. Our Materials Segment continues to have international operations in Canada. In Mexico, most of our customer contracts and a significant portion of our costs were denominated in U.S. dollars; therefore, the functional currency was U.S. dollars. In Canada, the functional currency is the local currency. Foreign currency transactions are remeasured into the functional currency with gains and losses included in other income, net in the consolidated statements of operations. The impact from foreign currency transactions was immaterial for 2024, 2023 and 2022. Assets and liabilities in functional currency are translated into U.S. dollars at exchange rates prevailing at the balance sheet date. Revenues and expenses are translated into U.S. dollars at average foreign currency exchange rates prevailing during the reporting periods. The translation adjustments from functional currency to U.S. dollars are reported in accumulated other comprehensive income on the consolidated balance sheets.
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
Investments in Affiliates: Each investment accounted for under the equity method of accounting is reviewed for impairment in accordance with ASC Topic 323, Investments - Equity Method and Joint Ventures. We account for our share of the operating results of the equity method investments in equity in income from affiliates, net in the consolidated statements of operations and as a single line item in the consolidated balance sheets as investments in affiliates. Our investments in affiliates include foreign entities, real estate ventures and an asphalt terminal entity. These investments are evaluated for impairment using the other-than-temporary impairment model, which requires an impairment charge to be recognized if our investment’s carrying amount exceeds its fair value, and the decline in fair value is deemed to be other than temporary. Recoverability is measured by comparison of carrying amounts to future undiscounted cash flows the investments are expected to generate. Events or changes in circumstances which would cause us to review undiscounted future cash flows include, but are not limited to:
•significant adverse changes in legal factors or the business climate and
•current period cash flow or operating losses combined with a history of losses, or a forecast of continuing losses associated with the use of the asset.
In addition, events or changes in circumstances specifically related to our real estate ventures, include:
•significant decreases in the market price of the asset;
•accumulation of costs significantly in excess of the amount originally expected for the acquisition, development or construction of the asset; and
•significant changes to the development or business plans of a project.
Future undiscounted cash flows and fair value assessments for our foreign entities and for the asphalt terminal entity are estimated based on market conditions and the political climate. Future undiscounted cash flows and fair value assessments for our real estate ventures are estimated based on entitlement status, market conditions, cost of construction, debt load, development schedules, status of joint venture partners and other factors applicable to the specific project. Fair value is estimated based on the expected future cash flows attributable to the asset or group of assets and on other assumptions that market participants would use in determining fair value, such as market discount rates, transaction prices for other comparable assets, and other market data. Our estimates of cash flows may differ from actual cash flows due to, among other things, fluctuations in interest rates, decisions made by jurisdictional agencies, economic conditions, or changes to our business operations.
Property and Equipment: Property and equipment are stated at cost. Depreciation for construction and other equipment is calculated using accelerated methods over lives ranging from three to ten years, and the straight-line method over lives from two to twenty years for the remaining depreciable assets. We believe that accelerated methods best approximate the service provided by the construction and other equipment. Depletion of quarry property is based on the usage of depletable reserves. We frequently sell property and equipment that has reached the end of its useful life or no longer meets our needs, including depleted quarry property. At the time that an asset or an asset group meets the held for sale criteria as defined by ASC Topic 360, Property, Plant, and Equipment, depreciation is discontinued and we write it down to fair value less cost to sell, if the fair value is below the carrying value. Fair value is estimated by a variety of factors including, but not limited to, market comparative data, historical sales prices, broker quotes and third-party valuations. If material, such property is separately disclosed in the consolidated balance sheets, otherwise it is held in property and equipment until sold. The cost and accumulated depreciation or depletion of property sold or retired is removed from the consolidated balance sheets and the resulting gains or losses, if any, are reflected in operating income in the consolidated statements of operations for the period. In the case that we abandon an asset, an amount equal to the carrying amount of the asset, less salvage value, if any, will be recognized as expense in the period that the asset was abandoned. Repairs and maintenance are expensed as incurred.
Costs related to the development of internal-use software during the preliminary project and post-implementation stages are expensed as incurred. Costs incurred during the application development stage are capitalized. These costs consist primarily of software, hardware and consulting fees, as well as salaries and related costs. Amounts capitalized are reported as a component of office furniture and equipment within property and equipment in the consolidated balance sheets. Capitalized software costs are depreciated using the straight-line method over the estimated useful life of the related software, which ranges from three to seven years. During the years ended December 31, 2024, 2023 and 2022, we capitalized $6.9 million, $10.1 million, $11.4 million and, respectively, of internal-use software development and related hardware costs.
Long-lived Assets: We review property and equipment and identifiable intangible assets for impairment at an asset group level whenever events or changes in circumstances indicate the carrying amount of an asset group may not be recoverable. Recoverability of these asset groups is measured by comparison of their carrying amounts to the future undiscounted cash flows the asset groups are expected to generate. If the asset groups are considered to be impaired, an impairment charge will be recognized equal to the amount by which the carrying amount of the asset group exceeds fair value. We group construction and plant equipment assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets. When an individual asset or group of assets is determined to no longer contribute to its vertically integrated construction and plant equipment asset group, it is assessed for impairment independently.
As of December 31, 2024, identifiable intangible assets, which primarily include customer relationships, trademarks/trade names and permits, are being amortized over useful lives of one to thirty years. All identifiable intangible assets are amortized on a straight-line basis.
Goodwill: During the first quarter of 2024, we reorganized our operational structure to more closely align with our two reportable segments, Construction and Materials. We performed quantitative goodwill impairment tests on the affected reporting units immediately before and after the reorganization. These reporting units previously aligned with our operating group structure, but have now been combined into two legacy reporting units, Construction and Materials. For each of the affected reporting units, we calculated the estimated fair value consistent with the annual impairment assessment using the discounted cash flows and market multiple methods. These tests indicated that the estimated fair values of the affected reporting units exceeded their carrying amounts. The LRC/MSG reporting units were not impacted by the reorganization. The newly acquired D&B business has been combined with LRC/MSG to form the Granite Southeast reporting units.
As of December 31, 2024, we had four reporting units in which goodwill was recorded as follows:
•Legacy Construction
•Legacy Materials
•Granite Southeast Construction
•Granite Southeast Materials
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

For our 2024 annual goodwill impairment test, we elected to perform a qualitative assessment on our Legacy Construction and Legacy Materials reporting units and it was determined that no impairment indicators existed and it was more likely than not that the fair values were greater than the carrying amounts; therefore, no quantitative goodwill impairment test was performed for these reporting units. Factors we considered in our qualitative assessment were macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, changes in management or key personnel, changes in strategy, changes in customers and changes in the composition or carrying amount of the reporting unit’s net assets. We performed quantitative goodwill impairment tests on both of our Granite Southeast reporting units. We calculated the estimated fair value using the discounted cash flows and market multiple methods. These tests indicated that the estimated fair values of these reporting units exceeded their carrying amounts and we concluded that goodwill was not impaired.
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
In the third quarter of 2023, in connection with our decision to wind down our international mineral services operations, we performed an interim goodwill impairment test on the former Mountain Group Construction reporting unit, which resulted in a $4.5 million non-cash impairment charge. This charge is included in Other costs, net in the consolidated statements of operations.
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
Warranties: Many of our construction contracts contain warranty provisions covering defects in equipment, materials, design or workmanship that generally run for less than two years after our customer accepts the contract. Because of the nature of our projects, including contract owner inspections of the work both during construction and prior to acceptance, we have not experienced material warranty costs for these short-term warranties and, therefore, do not believe an accrual for these costs is necessary. Certain construction contracts carry longer warranty periods, ranging from two to ten years, for which we have accrued an estimate of warranty cost. Our warranty liability is estimated based on our experience with the type of work and any known risks relative to the project. Total warranty liability was not material as of December 31, 2024 and 2023.
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
Other Costs: Other costs, net in the consolidated statements of operations are expensed as they are incurred and include legal fees for the defense of a former Company officer in his ongoing civil litigation with the Securities and Exchange Commission, reorganization costs, strategic acquisition and divestiture expenses and non-cash impairment charges. In addition to the aforementioned costs, 2023 also included a litigation charge and 2022 included a gain on sale of a business.
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
Computation of Earnings per Share: Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares include common share equivalents under the equity incentive plans and common share equivalents issuable under our 3.25% Convertible Notes, 3.75% Convertible Notes and 2.75% Convertible Notes using the if-converted method. See Note 14 for further discussion of the convertible notes.
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
Recently Issued Accounting Pronouncements: We closely monitor all ASUs issued by the FASB and other authoritative guidance.
In August 2023, the FASB issued ASU 2023-05, Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, which requires that a joint venture apply a new basis of accounting upon formation. As a result, a newly formed joint venture, upon formation, would initially measure its assets and liabilities at fair value. This ASU is effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. We do not expect this ASU to have a material impact on our consolidated financial statements.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public companies to disclose additional information about certain expenses in the notes to financial statements, enhancing transparency and providing more detailed insights for investors and other stakeholders. This ASU is effective commencing with our annual report for the year ending December 31, 2027, and quarterly periods thereafter. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU 2024-04, Induced Conversions of Convertible Debt Instruments. The new guidance clarifies the assessment of whether a transaction should be accounted for as an induced conversion or extinguishment of convertible debt when changes are made to conversion features as part of an offer to settle the instrument. The guidance is effective for fiscal years beginning after December 15, 2025, with early adoption permitted, and it can be adopted either on a prospective or retrospective basis. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

Recently Adopted Accounting Pronouncements:

In November 2023, the FASB issued ASU 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures, which enhances the disclosures regarding an entity’s reportable segments and addresses requests from investors and other allocators of capital for additional, more detailed information about a reportable segment’s expenses. We adopted this ASU retrospectively for the year ended December 31, 2024. See Note 21 for more information.

2. Acquisitions
Dickerson & Bowen, Inc.
On August 9, 2024, we completed the acquisition of Dickerson & Bowen, Inc. ("D&B") for $125.5 million in cash, subject to customary closing adjustments. D&B is an aggregates, asphalt and highway construction company serving central and southern Mississippi which expands our footprint in that region. D&B’s customers are in both the public and private sectors. We have accounted for this transaction in accordance with Accounting Standards Codification ("ASC") Topic 805, Business Combinations (“ASC 805”).
D&B's results have been included in the Construction and Materials segments since the acquisition date. Revenue and gross profit attributable to D&B for the year ended December 31, 2024 were $37.8 million and $9.5 million, respectively.
Pro Forma Financial Information (Unaudited)
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

Years Ended December 31,	2024	2023
(unaudited, in thousands, except per share amounts)
Revenue	$4,062,791	$3,614,443
Net income attributable to Granite Construction Incorporated	$134,470	$41,119
Basic net income per share attributable to common shareholders	$3.07	$0.94
Diluted net income per share attributable to common shareholders	$2.56	$0.78
These amounts have been calculated after applying Granite’s accounting policies and adjusting the results of D&B to reflect the additional depreciation and amortization that would have been recorded assuming the fair value adjustments to property and equipment and intangible assets had been applied starting on January 1, 2023. Acquisition and integration expenses related to D&B that were incurred during the year ended December 31, 2024 are reflected in the year ended December 31, 2023 due to the assumed timing of the transaction. The statutory tax rate of 26% was used for both 2024 and 2023 for the pro forma adjustments.
During the year ended December 31, 2024, we incurred $2.5 million of acquisition and integration expenses included in Other costs, net associated with the D&B acquisition which were primarily related to professional services.
Preliminary Purchase Price Allocation
In accordance with ASC 805, the preliminary purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair values as of August 9, 2024. These estimates are subject to revision, which may result in adjustments to the values disclosed below. There are certain provisional estimates that are subject to finalization. As we continue to integrate the acquired business, we may obtain additional information which may result in revisions to preliminary valuation assumptions, estimates and the resulting fair values presented herein. We expect to finalize these amounts within 12 months from the acquisition date.
For the purpose of this allocation, the contractual purchase price has been adjusted to exclude cash acquired and include closing adjustments, resulting in a preliminary purchase price of $121.2 million. The tangible and identifiable intangible assets acquired, net of liabilities assumed, were $25.4 million and $27.9 million, respectively. This generated acquired goodwill of $67.9 million, none of which is tax deductible. The most significant assets acquired were $38.1 million of property and equipment and a $18.2 million customer relationship intangible asset.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets. Of the acquired goodwill, $47.2 million is in the Materials segment and $20.7 million is in the

Construction segment. The factors that contributed to the recognition of goodwill from this acquisition include strengthening and expanding our vertically integrated southeast home market as well as expected synergies.
Identifiable Intangible Assets
The following table lists identifiable intangible assets from the D&B acquisition that are included in intangible assets in the consolidated balance sheets as of December 31, 2024 (in thousands):

	Useful Lives (Years)	Gross Value	Accumulated Amortization	Net Value
Customer relationships	20	$18,200	$(379)	$17,821
Backlog	1	600	(231)	369
Trademarks/trade name	10	7,500	(312)	7,188
Permits	10	1,600	(58)	1,542
Total intangible assets		$27,900	$(980)	$26,920
The fair value of customer relationships was estimated as of the acquisition date utilizing the multi-period excess earnings method. This method discounts to present value the projected cash flows attributable to the customer relationships. The significant estimates and assumptions used in determining the fair value included discount rates, revenue growth rates, projected earnings before interest, taxes, depreciation and amortization ("EBITDA") margins and customer revenue attrition rates.
The amortization expense related to the acquired identifiable intangible assets for the year ended December 31, 2024 was included in cost of revenue and selling, general and administrative expenses in the consolidated statements of operations. All of the acquired identifiable intangible assets will be amortized on a straight-line basis. Amortization expense related to the acquired identifiable intangible asset balances at December 31, 2024 is expected to be recorded in the future as follows: $2.2 million in 2025; $1.8 million in each year from 2026 to 2029; and $17.5 million thereafter.
LRC/MSG
On November 30, 2023, we completed the acquisition of LRC/MSG for $278.0 million, subject to customary closing adjustments, plus an estimated amount related to tax make-whole agreements with the seller. We purchased all of the outstanding equity interests in LRC/MSG and the purchase price was funded by a new $150.0 million senior secured term loan, a draw of $100 million under our existing revolver and the remainder from cash on hand. Both the senior secured term loan and the draw under the revolver were fully repaid during the first half of 2024.

The acquired businesses are longstanding asphalt paving and asphalt and aggregates producers and suppliers. LRC/MSG operates strategically located asphalt plants and sand and gravel mines serving the greater Memphis area and northern Mississippi.
LRC/MSG's results have been included in the Construction and Materials segments since the acquisition date. LRC/MSG’s customers are in both the public and private sectors. Revenue attributable to LRC/MSG for the years ended December 31, 2024 and 2023 was $147.3 million and $7.7 million, respectively. Gross profit (loss) attributable to LRC/MSG for the years ended December 31, 2024 and 2023 was a profit of $8.7 million and loss of $1.5 million, respectively.
Pro Forma Financial Information (Unaudited)
The unaudited pro forma financial information in the table below summarizes the combined results of operations of Granite and LRC/MSG as though the companies had been combined as of January 1, 2022. The Granite Canada acquisition discussed below is not included in the pro forma financial information as the effects of the business would not have a material impact. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2022, nor does it intend to be a projection of future results.

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
During the year ended December 31, 2023, we incurred $5.0 million of acquisition and integration expenses included in Other costs, net associated with the LRC/MSG and Granite Canada acquisitions which were primarily related to professional services.
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
During 2024, we made measurement period adjustments to reflect facts and circumstances in existence as of the acquisition date. These adjustments included a $4.6 million net increase from net working capital adjustments and a $2.2 million net decrease in the value of the net tangible and identifiable intangible assets acquired, offset by a $14.9 million decrease in the estimated obligation associated with the tax make-whole agreements noted above. The impact of these adjustments was a decrease in goodwill of $8.1 million. We paid $13.2 million during the 2024 associated with the acquisition of LRC/MSG, which includes $6.1 million for working capital adjustments and $7.1 million for the tax make-whole obligation.
We finalized the purchase price allocation during the third quarter of 2024.

The following table presents the final purchase price allocation:

(in thousands)
Assets
Cash and cash equivalents	$12,798
Receivables	18,373
Contract assets	3,388
Inventories	13,738
Other current assets	1,032
Property and equipment	86,329
Right of use assets	15,539
Other noncurrent assets	3,718
Total tangible assets	$154,915
Identifiable intangible assets	$107,460
Liabilities
Accounts payable	$6,806
Contract liabilities	3,213
Accrued expenses and other current liabilities	10,166
Long-term lease liabilities	15,558
Other long-term liabilities	5,960
Total liabilities assumed	$41,703
Total tangible and identifiable net assets acquired	$220,672
Goodwill	72,744
Purchase price	$293,416
Goodwill
The primary factor that contributed to the recognition of goodwill from the acquisition of LRC/MSG was expansion of our vertically integrated home market strategy into the southeastern United States. For the LRC/MSG acquisition, we recorded $72.7 million of goodwill which will be deductible for tax purposes. $46.7 million and $26.0 million were allocated to our Construction and Materials segments, respectively.
Identifiable Intangible assets
The following table lists identifiable intangible assets from the LRC/MSG acquisition that are included in intangible assets in the consolidated balance sheets as of December 31, 2024 (in thousands):

	Useful Lives (Years)	Gross Value	Accumulated Amortization	Net Value
Customer relationships	20	$78,860	$(4,272)	$74,588
Backlog	1	6,500	(6,500)	—
Trademarks/trade name	10	15,100	(1,636)	13,464
Permits	10	7,000	(758)	6,242
Total intangible assets		$107,460	$(13,166)	$94,294
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
The amortization expense related to the acquired identifiable intangible assets for the year ended December 31, 2024 was included in cost of revenue and selling, general and administrative expenses in the consolidated statements of operations. All of the acquired identifiable intangible assets will be amortized on a straight-line basis. Amortization expense related to the acquired identifiable intangible asset balances is expected to be recorded in the future as follows: $6.2 million in each year from 2025 to 2029; and $63.5 million thereafter.
Coast Mountain Resources
On April 24, 2023, we acquired Coast Mountain Resources (2020) Ltd. which changed its name to Granite Infrastructure Canada, Ltd. ("Granite Canada") on May 13, 2024. Granite Canada is a construction aggregate producer based in British Columbia, Canada operating on Malahat First Nation land. Granite Canada results are reported in the Materials segment. This acquisition did not have a material impact on our financial statements. The primary factor that contributed to the recognition of goodwill from the acquisition of Granite Canada was strengthening our existing vertically integrated home markets in the western United States. For the Granite Canada acquisition, we recorded $5.1 million in goodwill that was allocated to our Materials segment and will not be tax deductible for income tax purposes.

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
In our review of these changes for the years ended December 31, 2024, 2023 and 2022, we did not identify any material amounts that should have been recorded in a prior period.
The projects with increases and decreases from revisions in estimates, which individually had an impact of $5.0 million or more on gross profit, are summarized as follows (dollars in millions, except per share data):
Increases

Years Ended December 31,	2024	2023	2022
Number of projects with upward estimate changes	3	1	2
Range of increase in gross profit from each project, net	$6.1 - 10.3	$8.1	$5.4 - 6.8
Increase to project profitability, net	$25.6	$8.1	$12.1
Increase to net income	$18.3	$6.9	$9.7
Amounts attributable to non-controlling interests	$—	$3.2	$2.7
Increase to net income attributable to Granite Construction Incorporated	$18.3	$3.6	$7.0
Increase to net income per diluted share attributable to common shareholders	$0.35	$0.07	$0.13
The increases during the year ended December 31, 2024 were due to changes in the estimated amount of probable recovery on outstanding claims, production at a higher rate than anticipated and changes in the estimated transaction price related to contract modifications resulting from revisions to project work plans, permitting and scheduling. The increase during the year ended December 31, 2023 was due to decreases in estimated costs from mitigated risks. The increases during the year ended December 31, 2022 were due to production at a higher rate than anticipated and a decrease in estimated cost from mitigated risks.

Decreases

Years Ended December 31,	2024	2023	2022
Number of projects with downward estimate changes	4	6	8
Range of reduction in gross profit from each project, net	$5.6 - 24.2	$5.1 - 54.9	$5.6 - 32.2
Decrease to project profitability, net	$50.2	$96.9	$92.2
Decrease to net income	$37.0	$79.6	$74.1
Amounts attributable to non-controlling interests	$3.9	$29.8	$21.7
Decrease to net income attributable to Granite Construction Incorporated	$33.1	$49.8	$52.4
Decrease to net income per diluted share attributable to common shareholders	$0.63	$0.95	$1.00
The decreases during the year ended December 31, 2024 were due to additional costs related to changes in project duration, lower productivity than originally anticipated and increased labor and materials costs. The decreases during the year ended December 31, 2023 were due to a change in the estimated amount of probable recovery on an outstanding claim, additional costs related to changes in project durations, lower productivity than originally anticipated, increased labor and materials costs and disputed work being performed where there are ongoing legal claims. The decreases during the year ended December 31, 2022 were due to additional costs related to extended project duration, increased labor and materials costs, and disputed work being performed where there are ongoing legal claims.

4. Disaggregation of Revenue
As discussed in Note 1, during the first quarter of 2024, we reorganized our operational structure to more closely align with our two reportable segments, Construction and Materials. Previously, leaders within our three former operating groups of California, Central and Mountain managed both Construction and Materials operations within each group. As a result of the reorganization, we will no longer disclose financial information by operating group and we have updated our presentation of disaggregated revenue. The prior years' disaggregation of revenue amounts have been recast to conform with the current period presentation.
Revenue is disaggregated by reportable segment (see Note 21) and customer type, which we believe best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.
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
The following table presents our revenue disaggregated by reportable segment and by customer type for the Construction segment:

	Years ended December 31,
(in thousands)	2024	2023	2022
Construction segment revenue:
Public	$2,531,379	$2,064,078	$1,891,338
Private	883,846	928,176	912,597
Total Construction segment revenue	3,415,225	2,992,254	2,803,935
Materials segment revenue	592,349	516,884	497,321
Total revenue	$4,007,574	$3,509,138	$3,301,256

5. Unearned Revenue
The following table presents our unearned revenue as of the respective periods:

(in thousands)	December 31, 2024	December 31, 2023
Public	$2,801,273	$2,892,255
Private	783,105	704,421
Total	$3,584,378	$3,596,676
All unearned revenue is in the Construction segment. Approximately $2.6 billion of the December 31, 2024 unearned revenue is expected to be recognized within the next twelve months and the remaining amount will be recognized thereafter.

6. Contract Assets and Liabilities
As a result of changes in contract transaction price related to performance obligations that were satisfied or partially satisfied prior to the end of the periods we recognized revenue of $220.7 million, $147.4 million and $182.8 million during the years ended December 31, 2024, 2023 and 2022, respectively. The changes in contract transaction price were from items such as executed or estimated change orders and unresolved contract modifications and claims.
As of December 31, 2024 and 2023, the aggregate claim recovery estimates included in contract asset and liability balances were approximately $46.6 million and $77.9 million, respectively.
The components of the contract asset balances as of the respective dates were as follows:

(in thousands)	December 31, 2024	December 31, 2023
Costs in excess of billings and estimated earnings	$139,436	$100,106
Contract retention	188,917	162,881
Total contract assets	$328,353	$262,987
The increase in contract assets is primarily due to increasing costs in excess of billings and estimated earnings balances from unresolved disputed work related to certain ongoing projects and increased retention balances from ongoing projects. As of December 31, 2024, no contract retention receivable individually exceeded 10% of total contract assets. As of December 31, 2023, contract retention receivable from Brightline Trains Florida LLC represented 11.1% of total contract assets and no other contract retention receivable individually exceeded 10% of total contract assets. The majority of the contract retention balance is expected to be collected within one year.
As work is performed, revenue is recognized and the corresponding contract liabilities are reduced. During the years ended December 31, 2024 and 2023 and 2022, we recognized revenue of $276.6 million, $191.8 million and $223.7 million, respectively, that was included in the contract liability balances at December 31, 2023, 2022 and 2021, respectively.
The components of the contract liability balances as of the respective dates were as follows:

(in thousands)	December 31, 2024	December 31, 2023
Billings in excess of costs and estimated earnings	$288,495	$227,913
Provisions for losses	11,176	15,935
Total contract liabilities	$299,671	$243,848
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

7. Receivables, net
Receivables include billed and unbilled amounts for services provided to clients for which we have an unconditional right to payment as of the end of the applicable period and generally do not bear interest. The following table presents major categories of receivables:

(in thousands)	December 31, 2024	December 31, 2023
Contracts completed and in progress:
Billed	$250,656	$343,190
Unbilled	127,776	119,170
Total contracts completed and in progress	378,432	462,360
Materials sales	55,770	61,808
Other	78,309	76,084
Total gross receivables	512,511	600,252
Less: allowance for credit losses	769	1,547
Total net receivables	$511,742	$598,705
Included in other receivables at December 31, 2024 and 2023 were items such as estimated recovery from back charge claims, notes receivable, fuel tax refunds and income tax refunds. Other receivables at both December 31, 2024 and 2023 also included $25.0 million of working capital contributions in the form of a loan to a partner in one of our unconsolidated joint ventures, plus accrued interest. No receivable individually exceeded 10% of total net receivables at any of these dates.

8. Fair Value Measurement
The following tables summarize significant assets and liabilities measured at fair value in the consolidated balance sheets on a recurring basis for each of the fair value levels (in thousands):

	Fair Value Measurement at Reporting Date Using
December 31, 2024	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$73,031	$—	$—	$73,031
Total assets	$73,031	$—	$—	$73,031
Accrued and other current liabilities:
Heating oil swaps	$—	$531	$—	$531
Diesel collars	—	177	—	177
Total liabilities	$—	$708	$—	$708
December 31, 2023
Cash equivalents:
Money market funds	$101,275	$—	$—	$101,275
Total assets	$101,275	$—	$—	$101,275
Accrued and other current liabilities:
Interest rate swap	$—	$126	$—	$126
Heating oil swaps	—	153	—	153
Diesel collars	—	802	—	802
Total liabilities	$—	$1,081	$—	$1,081
Interest Rate Swap
In connection with entering into Amendment No. 2 of the Fourth Amended and Restated Credit Agreement in November 2023, we entered into an interest rate swap designated as a cash flow hedge with an initial notional amount of $75.0 million and an effective date of December 2023 and a maturity date of June 2027. In conjunction with the payoff of our term loan in June 2024, the interest rate swap was terminated resulting in an immaterial gain.

Commodity Derivatives
In 2023 and 2024, we entered into collar contracts and commodity swaps to reduce our price exposure on diesel consumption and heating oil consumption, respectively. The collars and swaps were not designated as hedges and will be treated as a mark-to-market derivative instruments through their maturity dates. The financial statement impact of the collar contracts and commodity swaps was immaterial for the years ended December 31, 2024 and 2023.
In April 2024 and December 2022, we entered into commodity swaps designated as cash flow hedges to reduce our price exposure on crude oil with maturity dates of October 31, 2024 and October 31, 2023, respectively. The financial statement impact of these swaps was immaterial during the years ended December 31, 2024, 2023 and 2022.
Other Assets and Liabilities
The carrying values and estimated fair values of our financial instruments that are not required to be recorded at fair value in the consolidated balance sheets were as follows (in thousands):

(in thousands)		December 31, 2024		December 31, 2023
	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Held-to-maturity marketable securities (1)	Level 1	$7,311	$7,312	$35,863	$35,357
Liabilities (including current maturities):
3.75% Convertible Notes (2)	Level 2	$373,750	$738,724	$373,750	$475,601
3.25% Convertible Notes (2)	Level 2	$373,750	$491,582	$—	$—
2.75% Convertible Notes (2)	Level 2	$—	$—	$31,338	$51,045
Credit Agreement - Term Loan (2)	Level 3	$—	$—	$150,000	$153,585
Credit Agreement - Revolver (2)	Level 3	$—	$—	$100,000	$102,317
(1)All marketable securities were classified as held-to-maturity and consisted of U.S. Government and agency obligations as of December 31, 2024 and 2023.
(2)The fair values of our our 3.25% convertible senior notes due 2030 (the "3.25% Convertible Notes"), our 3.75% convertible senior notes due 2028 (the "3.75% Convertible Notes") and our 2.75% convertible senior notes due 2024 (the "2.75% Convertible Notes") are based on the median price of the notes in an active market. The fair value of the Credit Agreement is based on borrowing rates available to us for long-term loans with similar terms, average maturities, and credit risk. See Note 14 for more information about our convertible notes and the Credit Agreement.
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
At least annually, we measure certain nonfinancial assets and liabilities at fair value on a nonrecurring basis. As of December 31, 2024 and 2023, the nonfinancial assets and liabilities included our asset retirement and reclamation obligations, as well as assets and corresponding liabilities associated with performance guarantees. Asset retirement and reclamation obligations were measured using Level 3 inputs and performance guarantees were measured using Level 2 inputs.
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
During the years ended December 31, 2024 and 2023, we had no material nonfinancial asset and liability fair value adjustments.

9. Construction Joint Ventures
We participate in various construction joint ventures. As discussed in Note 1, we have determined that certain of these joint ventures are consolidated because they are VIEs and we are the primary beneficiary. We continually evaluate whether there are changes in the status of the VIEs or changes to the primary beneficiary designation of the VIE. Based on our assessments during the years ended December 31, 2024, 2023 and 2022, we determined no change was required for existing joint ventures.
Due to the joint and several nature of the performance obligations under the related owner contracts, if any of our partners fail to perform, we and the remaining partners, if any, would be responsible for performance of the outstanding work (i.e., we provide a performance guarantee). At December 31, 2024, there was $100.6 million of remaining contract value on unconsolidated and line item construction joint venture contracts of which $35.6 million represented our share and the remaining $65.0 million represented our partners’ share. We are not able to estimate amounts that may be required beyond the current remaining forecasted cost of the work to be performed. These forecasted costs could be offset by billings to the customer or by proceeds from our partners’ corporate and/or other guarantees. See Note 13 for disclosure of the performance guarantee amounts recorded in the consolidated balance sheets and Note 1 for additional discussion regarding performance guarantees.
Consolidated Construction Joint Ventures
At December 31, 2024, we were engaged in nine active CCJV projects. Our proportionate share of the equity in these joint ventures was between 50.0% and 70.0%. During the years ended December 31, 2024, 2023 and 2022, total revenue from CCJVs was $349.5 million, $307.2 million and $437.1 million, respectively. During the years ended December 31, 2024, 2023 and 2022, CCJVs provided $69.8 million, and used $38.1 million and $5.7 million of operating cash flows, respectively. As of December 31, 2024, our share of revenue remaining to be recognized on these CCJVs was $337.7 million and ranged from $1.9 million to $132.9 million by project.
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
As of December 31, 2024, we were engaged in five active unconsolidated construction joint venture projects. Our proportionate share of the equity in these unconsolidated construction joint ventures ranged from 30.0% to 50.0%. As of December 31, 2024, our share of the revenue remaining to be recognized on these unconsolidated construction joint ventures was $26.1 million and ranged from $0.4 million to $21.3 million by project.

The following is summary financial information related to unconsolidated construction joint ventures:

(in thousands)	December 31, 2024	December 31, 2023
Assets:
Cash, cash equivalents and marketable securities	$94,856	$117,962
Other current assets (1)	599,625	666,536
Noncurrent assets	35,886	52,580
Less: partners’ interest	498,872	574,723
Granite’s interest (1),(2)	$231,495	$262,355
Liabilities:
Current liabilities	$151,655	$191,175
Less: partners’ interest and adjustments (3)	57,437	85,131
Granite’s interest	$94,218	$106,044
Equity in construction joint ventures (4)	$137,277	$156,311
(1)Included in this balance and in accrued expenses and other current liabilities on the consolidated balance sheets as of December 31, 2024 and 2023 was $55.5 million and $57.8 million, respectively, related to performance guarantees (see Note 13).
(2)Included in this balance as of December 31, 2024 and 2023 was $66.9 million and $66.6 million, respectively, related to Granite’s share of estimated cost recovery of customer affirmative claims. In addition, this balance included $1.7 million related to Granite’s share of estimated recovery of back charge claims as of December 31, 2024 and 2023.
(3)Partners’ interest and adjustments includes amounts to reconcile total net assets as reported by our partners to Granite’s interest adjusted to reflect our accounting policies and estimates primarily related to contract forecast differences.
(4)Included in this balance and in accrued expenses and other current liabilities on our consolidated balance sheets was $3.7 million and $14.9 million as of December 31, 2024 and 2023, respectively, related to deficits in unconsolidated construction joint ventures which includes provisions for losses.

Years Ended December 31,	2024	2023	2022
(in thousands)
Revenue
Total	$66,871	$66,738	$330,835
Less: partners’ interest and adjustments (1)	39,081	42,230	210,678
Granite’s interest	$27,790	$24,508	$120,157
Cost of revenue
Total	$95,448	$95,448	$378,237
Less: partners’ interest and adjustments (1)	60,603	51,359	238,699
Granite’s interest	$34,845	$44,089	$139,538
Granite’s interest in gross loss	$(7,055)	$(19,581)	$(19,381)
Net Loss
Total	$(21,837)	$(24,843)	$(47,904)
Less: partners’ interest and adjustments (1)	(16,735)	(6,226)	(28,228)
Granite’s interest in net loss (2)	$(5,102)	$(18,617)	$(19,676)
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
Line Item Joint Ventures
As of December 31, 2024, we were engaged in one active line item joint venture construction project with an immaterial total contract value. During the years ended December 31, 2024, 2023 and 2022, our portion of revenue from line item joint ventures was $7.4 million, $5.3 million and $35.4 million, respectively.

10. Investments in Affiliates
Our investments in affiliates balance is related to our investments in unconsolidated non-construction entities that we account for using the equity method of accounting, including investments in foreign affiliates, real estate ventures and an asphalt terminal entity.
The foreign affiliates in which we are invested are engaged in mineral drilling services and the manufacture and supply of drilling equipment, parts and supplies in Latin America. The real estate ventures were formed to accomplish specific real estate development projects in which our wholly owned subsidiary, Granite Land Company, participates with third-party partners. The asphalt terminal entity is a 50% interest in a limited liability company which owns and operates an asphalt terminal and operates an emulsion plant in Nevada.
We have determined that the real estate ventures are not consolidated because although they are VIEs, we are not the primary beneficiary. We have determined that the foreign affiliates and the asphalt terminal entity are not consolidated because they are not VIEs and we do not hold the majority voting interest. As such, these entities are accounted for using the equity method.
Our investments in affiliates balance consists of equity method investments in the following types of entities:

(in thousands)	December 31, 2024	December 31, 2023
Foreign	$72,075	$68,407
Real estate	4,552	7,136
Asphalt terminal	17,404	17,367
Total investments in affiliates	$94,031	$92,910
The following table provides summarized balance sheet information for our affiliates accounted for under the equity method on a combined basis:

(in thousands)	December 31, 2024	December 31, 2023
Current assets	$205,235	$204,897
Noncurrent assets	130,451	159,694
Total assets	$335,686	$364,591
Current liabilities	$68,679	$81,899
Long-term liabilities (1)	45,007	54,591
Total liabilities	$113,686	$136,490
Net assets	$222,000	$228,101
Granite’s share of net assets	$94,031	$92,910
(1)This balance is primarily related to local bank debt for equipment purchases, working capital in our foreign affiliates and debt associated with our real estate investments.
Of the $335.7 million in total assets as of December 31, 2024, we had investments in two real estate ventures with total assets of $29.9 million and $5.3 million, our foreign affiliates had total assets of $258.3 million, and the asphalt terminal entity had total assets of $42.2 million. As of December 31, 2024 and 2023, all of the equity method investments in real estate ventures were in residential real estate in Texas and California. As of December 31, 2024, our percent ownership in the real estate ventures ranged from 10% to 25%. We have direct and indirect investments in our foreign affiliates, and our percent ownership in foreign affiliates ranged from 25% to 50% as of December 31, 2024.

The following table provides summarized statements of operations information for our affiliates accounted for under the equity method on a combined basis (in thousands):

Years Ended December 31,	2024	2023	2022
(in thousands)
Revenue	$395,492	$476,361	$377,256
Gross profit	$94,618	$142,139	$95,816
Income before taxes	$58,080	$99,108	$60,513
Net income	$49,521	$86,124	$47,331
Granite’s interest in affiliates’ net income	$16,982	$25,748	$13,571

11. Property and Equipment, net
The following table presents the major classes of assets and total accumulated depreciation and depletion:

(in thousands)	December 31, 2024	December 31, 2023
Equipment and vehicles	$1,211,208	$1,140,195
Quarry property	256,043	251,922
Land and land improvements	128,124	105,872
Buildings and leasehold improvements	115,147	102,676
Office furniture and equipment	75,078	72,098
Property and equipment	1,785,600	1,672,763
Less: accumulated depreciation and depletion	1,069,416	1,009,899
Property and equipment, net	$716,184	$662,864
Depreciation and depletion expense primarily included in cost of revenue in our consolidated statements of operations was $110.6 million, $89.2 million and $79.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.
As discussed in Note 1, we have asset retirement obligations, which are liabilities associated with our legally required obligations to reclaim owned and leased quarry property and related facilities. As of December 31, 2024 and 2023, $6.6 million and $5.8 million, respectively, of our asset retirement obligations were included in accrued expenses and other current liabilities and $37.8 million and $32.7 million, respectively, were included in other long-term liabilities in the consolidated balance sheets. Of the amount included in other long-term liabilities as of December 31, 2024, $5.9 million is expected to be settled in 2026, $8.2 million in 2027, $1.2 million in 2028, $3.4 million in 2029 and the remaining $19.1 million is expected to be settled thereafter.
The following table summarizes the asset retirement obligation balances for the periods presented (in thousands):

Years Ended December 31,	2024	2023
Beginning balance	$38,529	$29,190
Acquisition additions	2,500	6,422
Revisions to estimates	3,996	1,726
Liabilities settled	(2,351)	(371)
Accretion	1,728	1,562
Ending balance	$44,402	$38,529

12. Intangible Assets
Indefinite-lived Intangible Assets
Indefinite-lived intangible assets primarily consist of goodwill. The following table presents the goodwill balance by reportable segment:

(in thousands)	December 31, 2024	December 31, 2023
Construction	$134,977	$130,569
Materials	79,488	24,435
Total goodwill	$214,465	$155,004
During 2024, total goodwill increased by approximately $67.9 million related to the acquisition of D&B. This increase was partially offset by a decrease of $8.1 million in goodwill as a result of our finalization of the LRC/MSG acquisition purchase price allocation in the third quarter of 2024. See Note 2 for additional information.
Identifiable Intangible Assets
As of December 31, 2024 and 2023, net identifiable intangible assets were $127.9 million and $117.2 million, respectively, net of accumulated amortization of $38.9 million and $24.8 million, respectively. The intangible assets balances in the consolidated balance sheets as of December 31, 2024 and 2023 also included an immaterial amount of indefinite-lived intangible assets. The increase in the 2024 identifiable intangible assets balance was primarily related to the D&B acquisition (see Note 2) which contributed $27.9 million of identifiable intangible assets. Of this, $18.2 million were customer relationship intangibles.
The net amortization expense related to identifiable intangible assets for each of the years ended December 31, 2024, 2023 and 2022 was $14.1 million, $2.3 million and $2.0 million, respectively, and was primarily included in cost of revenue in the consolidated statements of operations. Amortization expense based on the identifiable intangible assets balance at December 31, 2024 is expected to be $9.4 million in 2025, $9.0 million in 2026, $8.6 million in 2027, $8.4 million in 2028, $8.4 million in 2029 and $84.1 million thereafter.

13. Accrued Expenses and Other Current Liabilities

(in thousands)	December 31, 2024	December 31, 2023
Accrued insurance	$80,797	$81,936
Deficits in unconsolidated construction joint ventures	3,653	14,921
Payroll and related employee benefits	119,510	105,418
Performance guarantees	55,488	57,849
Short-term lease liabilities	20,165	16,826
Other	44,343	60,790
Total	$323,956	$337,740
Other includes dividends payable, warranty reserves, asset retirement obligations, remediation reserves, taxes payable and other miscellaneous accruals, none of which are greater than 5% of total current liabilities. At December 31, 2023, the "other" balance above included the estimated LRC/MSG tax make-whole liability (see Note 2) which was finalized and paid in June 2024.

14. Long-Term Debt

(in thousands)	December 31, 2024	December 31, 2023
3.25% Convertible Notes due 2030	$373,750	$—
3.75% Convertible Notes due 2028	373,750	373,750
2.75% Convertible Notes	—	31,338
Credit Agreement - Term Loan	—	150,000
Credit Agreement - Revolver	—	100,000
Debt issuance costs and other	(8,452)	(375)
Total debt	$739,048	$654,713
Less: current maturities	1,109	39,932
Total long-term debt	$737,939	$614,781
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
We may borrow on the Revolver, at our option, at either (a) the Secured Overnight Financing Rate (“SOFR”) term rate plus a credit adjustment spread plus applicable margin ranging from 1.0% to 2.0%, or (b) a base rate plus an applicable margin ranging from zero to 1.0%. The applicable margin is based on our Consolidated Leverage Ratio (as defined in our Credit Agreement), calculated quarterly. As of December 31, 2024, the total unused availability under the Credit Agreement was $333.7 million, resulting from $16.3 million in issued and outstanding letters of credit and no amount drawn under the Revolver. The letters of credit had expiration dates between March 2025 and November 2025.
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
In June 2024, we called the 2.75% Convertible Notes for redemption. As of December 31, 2024, no 2.75% Convertible Notes remained outstanding.
Real Estate Indebtedness
Our unconsolidated investments in real estate ventures are subject to mortgage indebtedness. This indebtedness is non-recourse to Granite but is recourse to the real estate venture. The terms of this indebtedness are typically renegotiated to reflect the evolving nature of the real estate project as it progresses through acquisition, entitlement, development and leasing. Modification of these terms may include changes in loan-to-value ratios requiring the real estate venture to repay portions of the debt. The debt associated with our unconsolidated non-construction entities is disclosed in Note 10.
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
The most significant financial covenants under the terms of our Credit Agreement require the maintenance of a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio. As of December 31, 2024, we were in compliance with all covenants contained in the Credit Agreement. We are not aware of any non-compliance by any of our unconsolidated real estate ventures with the covenants contained in their debt agreements.
Debt Issuance Costs
During the years ended December 31, 2024 and December 31, 2023, we capitalized $10.5 million and $10.9 million, respectively, in third party offering costs related to the issuance of the 3.25% Convertible Notes, 3.75% Convertible Notes and the Term Loan. Capitalized issuance costs are amortized over the life of the related debt.
During the years ended December 31, 2024, 2023 and 2022, we recorded $3.9 million, $3.5 million and $2.5 million, respectively, of amortization related to debt issuance costs. The years ended December 31, 2024 and 2023 included an immaterial amount and $1.7 million, respectively, of accelerated amortization of debt issuance costs associated with the 2.75% Convertible Notes that were repaid and are included in the loss on debt extinguishment.

15. Leases
We have leases for office and shop space, as well as for equipment primarily utilized in our construction projects. As of December 31, 2024, our lease contracts were primarily classified as operating leases and had terms ranging from month-to-month to 31 years. As of December 31, 2024 and 2023, right of use assets and long term lease liabilities were separately presented and short term lease liabilities of $20.2 million and $16.8 million, respectively, were included in accrued expenses and other current liabilities in our consolidated balance sheets. As of December 31, 2024, we had no lease contracts that had not yet commenced but created significant rights and obligations. Lease expense was $24.5 million, $21.4 million, $21.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.
As of December 31, 2024 and 2023 our weighted-average remaining lease term was 8.4 years and 9.4 years, respectively, and the weighted-average discount rate was 5.34% and 4.92%, respectively.
As of December 31, 2024, the lease liability is equal to the present value of the remaining lease payments, discounted using the incremental borrowing rate on our secured debt, using one maturity discount rate that is updated quarterly, as it is not materially different than the discount rates applied to each of the leases in the portfolio.
The following table summarizes the maturities of our undiscounted lease liabilities outstanding as of December 31, 2024 (in thousands):

2025	$24,827
2026	21,684
2027	15,635
2028	11,388
2029	6,838
Thereafter	44,643
Total future minimum lease payments	$125,015
Less: imputed interest	(31,212)
Total	$93,803
Royalties
Excluded from the table above are minimum royalty requirements under all contracts, primarily quarry property, in effect at December 31, 2024 which are payable as follows: $2.3 million in 2025; $2.2 million in 2026; $2.0 million in 2027; $1.9 million in 2028; $1.8 million in 2029; and $25.1 million thereafter.

16. Employee Benefit Plans
Granite Construction Profit Sharing and 401(k) Plan: The Granite Construction Profit Sharing and 401(k) Plan (the “401(k) Plan”) is a defined contribution plan covering all employees except employees covered by collective bargaining agreements and certain employees of our CCJVs, LRC/MSG and D&B. Our 401(k) matching contributions can be up to 6% of an employee’s gross pay at the discretion of the Board of Directors. Our 401(k) matching contributions to the 401(k) Plan for the years ended December 31, 2024, 2023 and 2022 were $20.0 million, $18.6 million, and $17.7 million, respectively. Profit sharing contributions from us may be made to the 401(k) Plan in an amount determined by the Board of Directors. We made no profit sharing contributions during the years ended December 31, 2024, 2023 and 2022.
Lehman-Roberts/Memphis Stone & Gravel 401(k) Retirement Plan: The Lehman-Roberts Company sponsors a defined contribution plan for the benefit of its employees. Matching contributions to this plan were immaterial for the year ended December 31, 2024, as well as the period between our acquisition of LRC/MSG (see Note 2) and December 31, 2023. This plan also covers the employees of D&B.
Non-Qualified Deferred Compensation Plan: We offer a Non-Qualified Deferred Compensation Plan (“NQDC Plan”) to a select group of our highly compensated employees and non-employee directors. The NQDC Plan provides participants the opportunity to defer payment of certain compensation as defined in the NQDC Plan. Our NQDC Plan obligations are funded through a Rabbi Trust which was fully funded as of December 31, 2024. The assets held by the Rabbi Trust at December 31, 2024 and 2023 are substantially in the form of Company-owned life insurance and are included in other noncurrent assets in the consolidated balance sheets. As of December 31, 2024, there were 68 active participants in the NQDC Plan. NQDC Plan obligations were $27.8 million and $25.2 million as of December 31, 2024 and 2023, respectively, and were primarily included in other long-term liabilities in the consolidated balance sheets. In addition, we had supplemental retirement benefits of $3.4 million and $3.7 million in other long-term liabilities in the consolidated balance sheets as of December 31, 2024 and 2023, respectively. Our significant obligations related to the NQDC Plan are $3.6 million in 2025, $2.5 million in 2026, $2.3 million in 2027, $2.2 million in 2028, $1.3 million in 2029 and $15.9 million thereafter.
Multi-employer Pension Plans: As of December 31, 2024, three of our wholly-owned subsidiaries, Granite Construction Company, Layne Christensen Company and Granite Industrial, Inc. contribute to various multi-employer pension plans on behalf of union employees. The risks of participating in these multi-employer plans are different from single-employer plans in the following aspects:
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

The following table presents our participation in these plans (dollars in thousands):

		Pension Protection Act (“PPA”) Certified Zone Status (1)			Contributions
Pension Trust Fund	Pension Plan Employer Identification Number	2024	2023	FIP / RP Status Pending / Implemented (2)	2024	2023	2022	Surcharge Imposed	Expiration Date of Collective Bargaining Agreement (3)
Pension Trust Fund for Operating Engineers	94-6090764	Green	Yellow	Yes	$10,972	$10,434	$9,783	No	3/31/2025 3/31/2026 6/30/2026 9/30/2026 1/31/2027 10/31/2027
Locals 302 and 612 IUOE-Employers Construction Industry Retirement Plan	91-6028571	Green	Green	No	6,976	6,520	5,204	No	3/31/2026 5/31/2028
Operating Engineers Pension Trust Fund	95-6032478	Green	Green	No	5,759	5,357	4,768	No	6/30/2025
All other funds (44 as of December 31, 2024)					22,105	20,466	18,270
			Total contributions:		$45,811	$42,777	$38,025
(1)The most recent PPA zone status available in 2024 and 2023 is for the plan’s year-end during 2023 and 2022, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the orange zone are less than 80 percent funded and have an Accumulated Funding Deficiency in the current year or projected into the next six years, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.
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

17. Shareholders’ Equity
Stock-based Compensation: On June 2, 2021, our stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”), which replaced the Amended and Restated 2012 Equity Incentive Plan (the “2012 Plan”) and no further awards may be granted under the 2012 Plan. The 2021 Plan provides for the issuance of restricted stock, RSUs and stock options to eligible employees and to members of our Board of Directors. During the years ended December 31, 2024, 2023 and 2022, we did not grant any stock options or restricted stock awards and as of December 31, 2024, there were no stock options or restricted stock awards outstanding.
On June 5, 2024, our stockholders approved the 2024 Equity Incentive Plan (the "2024 Plan"), which replaced the 2021 Plan and no further awards may be granted under the 2021 Plan. The 2024 Plan provides for the issuance of restricted stock, RSUs and stock options to eligible employees and to members of our Board of Directors. During the year ended December 31, 2024, we did not grant any stock options or restricted stock awards and as of December 31, 2024, there were no stock options or restricted stock awards outstanding. A total of 2,249,883 shares of our common stock were reserved for issuance under the 2024 Plan of which 2,211,325 remained available as of December 31, 2024.
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
A summary of the changes in our RSUs during the years ended December 31, 2024, 2023 and 2022 is as follows (shares in thousands):

Years Ended December 31,	2024		2023		2022
	RSUs	Weighted-Average Grant-Date Fair Value per RSU	RSUs	Weighted-Average Grant-Date Fair Value per RSU	RSUs	Weighted-Average Grant-Date Fair Value per RSU
Outstanding, beginning balance	568	$37.05	568	$31.64	553	$30.09
Granted	394	55.57	315	40.86	311	31.70
Vested	(399)	45.84	(289)	30.83	(263)	28.98
Forfeited	(16)	42.63	(27)	36.09	(33)	28.21
Outstanding, ending balance	546	$43.97	568	$37.05	568	$31.64
Compensation cost related to RSUs was $19.6 million ($14.5 million net of statutory tax rate), $10.5 million ($7.8 million net of statutory tax rate), and $7.5 million ($5.6 million net of statutory tax rate) for the years ended December 31, 2024, 2023 and 2022, respectively. The grant date fair value of RSUs vested during the years ended December 31, 2024, 2023 and 2022 was $18.3 million, $8.9 million and $7.6 million, respectively. As of December 31, 2024, there was $10.6 million of unrecognized compensation cost related to RSUs which will be recognized over a remaining weighted-average period of 1.4 years.
401(k) Plan: As of December 31, 2024, the 401(k) Plan owned 634,808 shares of our common stock. Dividends on shares held by the 401(k) Plan are charged to retained earnings and all shares held by the 401(k) Plan are treated as outstanding in computing our earnings per share.
Share Repurchase Program: As announced on February 3, 2022, on February 1, 2022, the Board of Directors authorized us to purchase up to $300.0 million of our common stock at management’s discretion. During the year ended December 31, 2024, we repurchased 524,800 shares for $42.0 million under this authorization. As of December 31, 2024, $189.5 million of the authorization remained available. The specific timing and amount of any future repurchases will vary based on market conditions, securities law limitations and other factors.

18. Weighted Average Shares Outstanding and Net Income Per Share
The following table presents a reconciliation of net income and the weighted average shares of common stock used in calculating basic and diluted net income per share as well as the calculation of basic and diluted net income per share.

Years Ended December 31,	2024	2023	2022
Numerator
Net income attributable to common shareholders for basic earnings per share	$126,346	$43,599	$83,302
Add: Interest expense, net of tax, related to Convertible Notes (1)	11,472	7,622	5,890
Net income attributable to common shareholders for diluted earnings per share	$137,818	$51,221	$89,192
Denominator
Weighted average common shares outstanding, basic	43,846	43,879	44,485
Add: Dilutive effect of RSUs	565	583	532
Add: Dilutive effect of Convertible Notes (1)	8,103	8,103	7,309
Weighted average common shares outstanding, diluted	52,514	52,565	52,326
Net income per share, basic	$2.88	$0.99	$1.87
Net income per share, diluted	$2.62	$0.97	$1.70
(1)The dilutive effect of the convertible notes was determined using the if-converted method. As the 3.75% Convertible Notes will be convertible into cash, shares of our common stock or a combination thereof at our election, the 3.75% Convertible Notes are assumed to be converted into common stock at the beginning of the reporting period, and the resulting shares are included in the denominator of the calculation. In addition, interest charges, net of any income tax effects are added back to the numerator of the calculation. For the 3.25% Convertible Notes, we are required to settle the principal amount in cash and any conversion premium in excess of the principal amount in cash, shares of common stock, or a combination of cash and shares of common stock, at our election. As such, the 3.25% Convertible Notes only have an impact on diluted earnings per share when the average share price of our common stock exceeds the conversion price. The 2.75% Convertible Notes will be convertible into cash, shares of our common stock or a combination thereof at our election. The shares associated with the 2.75% Convertible Notes were not included in our calculation of diluted net income per share for the year ended December 31, 2023 because their effect would have been anti-dilutive. The number of shares used in calculating diluted net income per share for the year ended December 31, 2022 includes the dilutive effect of the 2.75% Convertible Notes.
In connection with the issuance of the 3.25% Convertible Notes and 3.75% Convertible Notes, we entered into the 2024 capped call transactions and 2023 capped call transactions, respectively, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive.

19. Income Taxes
The following is a summary of income before income taxes (in thousands):

Years Ended December 31,	2024	2023	2022
Domestic	$195,059	$92,552	$97,235
Foreign	1,133	(32,698)	(5,418)
Total income before income taxes	$196,192	$59,854	$91,817

The following is a summary of the provision for income taxes (in thousands):

Years Ended December 31,	2024	2023	2022
Federal:
Current	$29,754	$1,579	$255
Deferred	11,803	23,331	10,326
Total federal	41,557	24,910	10,581
State:
Current	10,612	3,565	5,721
Deferred	2,363	1,362	(1,691)
Total state	12,975	4,927	4,030
Foreign:
Current	1,824	(1,432)	1,951
Deferred	(607)	1,862	(3,602)
Total foreign	1,217	430	(1,651)
Total provision for income taxes	$55,749	$30,267	$12,960
The following is a reconciliation of our provision for income taxes based on the Federal statutory tax rate to our effective tax rate (dollars in thousands):

Years Ended December 31,	2024		2023		2022
Federal statutory tax	$41,200	21.0%	$12,569	21.0%	$19,282	21.0%
State taxes, net of federal tax benefit	9,693	4.9	5,171	8.6	2,761	3.0
Non-controlling interests	(2,960)	(1.5)	2,942	4.9	933	1.0
Equity in income of affiliates	(2,490)	(1.2)	(3,419)	(5.7)	(2,629)	(2.9)
Change in valuation allowance, net	1,855	0.9	3,163	5.3	(3,212)	(3.5)
Nondeductible debt extinguishment costs	5,537	2.8	10,360	17.3	—	—
Nondeductible executive compensation	2,314	1.2	790	1.3	801	0.9
Nondeductible meals and entertainment	1,408	0.7	1,407	2.4	972	1.1
Percentage depletion deduction	(1,304)	(0.7)	(1,119)	(1.9)	(1,062)	(1.2)
Nondeductible goodwill	—	—	945	1.6	8,212	8.9
Assets held for sale	—	—	—	—	(14,427)	(15.7)
Return to provision adjustments	1,288	0.7	(1,250)	(2.1)	(1,102)	(1.2)
Other nontaxable / nondeductible items	(792)	(0.4)	(1,292)	(2.2)	2,431	2.7
Total	$55,749	28.4%	$30,267	50.6%	$12,960	14.1%
The variance from the U.S. federal statutory tax rate in 2024 is due primarily to the tax expense associated with nondeductible debt extinguishment costs and state and local income taxes.

The following is a summary of the deferred tax assets and liabilities:

(in thousands)	December 31, 2024	December 31, 2023
Deferred tax assets:
Receivables	$1,270	$1,328
Insurance	15,307	15,018
Deferred compensation	11,884	10,424
Convertible debt - capped call amortization	19,852	11,963
Accrued compensation	5,048	3,811
Other accrued liabilities	2,073	1,218
Contract income recognition	16,822	16,986
Lease liabilities	19,678	16,272
Net operating loss carryforwards	29,182	40,541
Valuation allowance	(23,450)	(24,569)
Other	4,199	3,587
Total deferred tax assets	101,865	96,579
Deferred tax liabilities:
Property and equipment	96,908	76,067
Right of use assets	18,831	16,041
Total deferred tax liabilities	115,739	92,108
Net deferred tax assets (liabilities)	$(13,874)	$4,471
The following is a summary of the net operating loss carryforwards at December 31, 2024:

(in thousands)	Expiration	Gross Carryforward	Tax Effected Carryforward
Federal net operating loss carryforwards	N/A	$10,793	$2,267
State net operating loss carryforwards	2025-2044	$238,153	11,005
Foreign tax loss carryforwards	2025-2044	$54,135	15,910
Total net operating loss carryforwards			$29,182
The federal, state and foreign net operating loss carryforwards above include unrecognized tax benefits taken in prior years and the net operating loss carryforward deferred tax asset is presented net of these unrecognized tax benefits in accordance with ASC Topic 740, Income Taxes. The federal and state net operating losses acquired during the Layne Christensen Company acquisition in 2018 are subject to Internal Revenue Code Section 382 limitations and may be limited in future periods and a portion may expire unused. As we expect to use the federal net operating loss carryforwards prior to expiration we believe that it is more likely than not that these deferred tax assets will be realized and no valuation allowance was deemed necessary. We have provided a valuation allowance on the net operating loss deferred tax asset or the net deferred tax assets for certain foreign, state and local jurisdictions because we do not believe it is more likely than not that they will be realized.
The following is a summary of the change in valuation allowance:

(in thousands)	December 31, 2024	December 31, 2023
Beginning balance	$24,569	$19,919
Additions (deductions), net	(1,119)	4,650
Ending balance	$23,450	$24,569
The change in the valuation allowance in 2024 is mainly due to the reversal of valuation allowances related to the utilization of state and local net operating loss carryforwards and a decrease in net deferred tax assets associated with our foreign operations which we do not believe are more likely than not to be used in future years.

We intend to indefinitely reinvest certain earnings of our foreign subsidiaries and affiliates. There are generally no federal income taxes on dividends from foreign subsidiaries therefore we would only be subject to other taxes, such as withholding and local taxes, upon distribution of these earnings. We have $54.4 million of accumulated undistributed earnings that we consider indefinitely reinvested as of December 31, 2024. It is not practicable to determine the amount of taxes that would be payable upon remittance of these earnings. Deferred foreign withholding taxes have been provided on undistributed earnings of certain foreign subsidiaries and foreign affiliates where the earnings are not considered to be invested indefinitely.
Uncertain tax positions: We file income tax returns in the U.S. and various state and local jurisdictions. We are currently under examination by various state taxing authorities for various tax years. We do not anticipate that any of these audits will result in a material change in our financial position. We are no longer subject to U.S. federal examinations by tax authorities for years before 2021 except for the 2018 tax year. With few exceptions, as of December 31, 2024, we are no longer subject to state examinations by taxing authorities for years before 2018.
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
We had approximately $22.4 million and $22.6 million of total gross unrecognized tax benefits as of December 31, 2024 and 2023, respectively. There were approximately $5.2 million and $5.5 million of unrecognized tax benefits that would affect the effective tax rate in any future period at December 31, 2024 and 2023, respectively. It is reasonably possible that our unrecognized tax benefit could decrease by approximately $1.2 million in 2025, which would impact our effective tax rate in 2025. The decrease relates to anticipated statute expirations and anticipated resolution of outstanding unrecognized tax benefits.
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

December 31,	2024	2023	2022
Beginning balance	$22,591	$22,756	$22,724
Gross increases – current period tax positions	—	—	—
Gross decreases – current period tax positions	—	—	—
Gross increases – prior period tax positions	—	—	—
Gross decreases – prior period tax positions	(162)	77	(426)
Settlements with taxing authorities/lapse of statute of limitations	(70)	(242)	(60)
Reclassification of balances from held for sale	—	—	518
Ending balance	$22,359	$22,591	$22,756

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
The total liabilities for legal proceedings were immaterial as of December 31, 2024 and 2023. The total range of possible loss related to (i) matters considered reasonably possible, and (ii) reasonably possible amounts in excess of accrued losses recorded for probable loss contingencies, including those related to liquidated damages, could have a material impact on our consolidated financial statements if they become probable and the reasonably estimable amount is determined.

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

21. Reportable Segment Information
We manage our operations under two reportable segments, Construction and Materials, which are distinguished by differences in business activities. Our reportable segments are the same as our operating segments and correspond with how our chief operating decision maker, or decision-making group (our “CODM”) regularly reviews financial information to allocate resources and assess performance. We identified our CODM as our Chief Executive Officer and our Chief Operating Officer.
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
The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (see Note 1). In connection with our adoption of ASU 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures (see Note 1), we have enhanced our segment disclosures about significant segment expenses. Our CODM evaluates segment performance and makes business decisions based on operating income, which excludes non-operating income or expense. Segment assets include property and equipment, intangibles, goodwill, inventory and equity in construction joint ventures.

Summarized segment information is as follows (in thousands):

Years Ended December 31,	Construction	Materials	Total
2024
Total revenue from reportable segments	$3,415,225	$839,176	$4,254,401
Elimination of intersegment revenue	—	(246,827)	(246,827)
Revenue	3,415,225	592,349	4,007,574
Cost of revenue	2,924,223	510,654	3,434,877
Gross profit	491,002	81,695	572,697
Selling, general and administrative expenses	189,078	29,205	218,283
Gain on sales of property and equipment, net	(9,206)	(835)	(10,041)
Operating income from reportable segments	$311,130	$53,325	$364,455
Depreciation, depletion and amortization	$71,634	$45,036	$116,670
Segment assets as of period end	$603,913	$673,444	$1,277,357

2023
Total revenue from reportable segments	$2,992,254	$717,369	$3,709,623
Elimination of intersegment revenue	—	(200,485)	(200,485)
Revenue	2,992,254	516,884	3,509,138
Cost of revenue	2,667,199	445,540	3,112,739
Gross profit	325,055	71,344	396,399
Selling, general and administrative expenses	177,040	12,730	189,770
Gain on sales of property and equipment, net	(24,913)	(3,274)	(28,187)
Operating income from reportable segments	$172,928	$61,888	$234,816
Depreciation, depletion and amortization	$43,828	$29,718	$73,546
Segment assets as of period end	$598,078	$539,071	$1,137,149

2022
Total revenue from reportable segments	$2,803,935	$671,428	$3,475,363
Elimination of intersegment revenue	—	(174,107)	(174,107)
Revenue	2,803,935	497,321	3,301,256
Cost of revenue	2,500,054	431,708	2,931,762
Gross profit	303,881	65,613	369,494
Selling, general and administrative expenses	179,147	10,133	189,280
Gain on sales of property and equipment, net	(12,820)	(926)	(13,746)
Operating income from reportable segments	$137,554	$56,406	$193,960
Depreciation, depletion and amortization	$41,836	$26,500	$68,336
As of December 31, 2024, 2023 and 2022 segment assets included $18.8 million, $25.1 million and $4.7 million, respectively, of property and equipment located in foreign countries (primarily Canada). During the years ended December 31, 2024, 2023 and 2022 less than 5% of our revenue was derived from foreign operations.

A reconciliation of operating income from reportable segments to consolidated income before income taxes is as follows (in thousands):

Years Ended December 31,	2024	2023	2022
Total operating income from reportable segments	$364,455	$234,816	$193,960
Corporate selling, general and administrative expenses	115,879	104,696	83,330
Corporate (gain) loss on sales of property and equipment, net	1,277	(159)	1,129
Other costs, net	39,936	50,217	24,120
Total operating income	207,363	80,062	85,381
Total other (income) expense, net	11,171	20,208	(6,436)
Income before income taxes	$196,192	$59,854	$91,817
A reconciliation of segment assets to consolidated total assets is as follows:

(in thousands)	December 31, 2024	December 31, 2023
Total assets for reportable segments	$1,277,357	$1,137,149
Assets not allocated to segments:
Cash and cash equivalents	578,330	417,663
Receivables, net	511,742	598,705
Other current assets, excluding segment assets	369,804	316,552
Property and equipment, net, excluding segment assets	30,654	72,709
Short-term marketable securities	7,311	35,863
Investments in affiliates	94,031	92,910
Right of use assets	89,791	78,176
Deferred income taxes, net	—	8,179
Other noncurrent assets	66,635	55,634
Consolidated total assets	$3,025,655	$2,813,540