Form 10-Q
period 2025-03-31
GRANITE CONSTRUCTION INC
filed 2025-05-01
CIK 861459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 25, 2025.

Class	Outstanding
Common stock, $0.01 par value	43,737,844

PART I. FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited - in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents ($164,810 and $173,894 related to consolidated construction joint ventures (“CCJVs”))	$379,074	$578,330
Short-term marketable securities	43,708	7,311
Receivables, net ($42,960 and $33,708 related to CCJVs)	471,336	511,742
Contract assets ($52,345 and $115,834 related to CCJVs)	274,592	328,353
Inventories	128,432	108,175
Equity in construction joint ventures	151,499	140,928
Other current assets ($2,957 and $3,982 related to CCJVs)	50,646	41,824
Total current assets	1,499,287	1,716,663
Property and equipment, net ($5,872 and $6,792 related to CCJVs)	722,135	716,184
Long-term marketable securities	90,295	—
Investments in affiliates	93,667	94,031
Goodwill	214,296	214,465
Intangible assets	125,480	127,886
Right of use assets	94,839	89,791
Other noncurrent assets	67,101	66,635
Total assets	$2,907,100	$3,025,655

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$1,119	$1,109
Accounts payable ($68,843 and $74,745 related to CCJVs)	375,392	407,223
Contract liabilities ($77,412 and $80,096 related to CCJVs)	280,493	299,671
Accrued expenses and other current liabilities ($4,098 and $4,706 related to CCJVs)	296,640	323,956
Total current liabilities	953,644	1,031,959
Long-term debt	738,595	737,939
Long-term lease liabilities	77,734	73,638
Deferred income taxes, net	13,792	13,874
Other long-term liabilities	85,043	88,882
Commitments and contingencies (see Note 17)
Equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	—	—
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding: 43,737,491 shares as of March 31, 2025 and 43,424,646 shares as of December 31, 2024	437	434
Additional paid-in capital	427,804	410,739
Accumulated other comprehensive income (loss)	65	(582)
Retained earnings	565,223	604,635
Total Granite Construction Incorporated shareholders’ equity	993,529	1,015,226
Non-controlling interests	44,763	64,137
Total equity	1,038,292	1,079,363
Total liabilities and equity	$2,907,100	$3,025,655
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Revenue	$699,547	$672,275
Cost of revenue	615,698	617,990
Gross profit	83,849	54,285
Selling, general and administrative expenses	115,911	87,993
Other costs, net	9,426	11,010
Gain on sales of property and equipment, net	(1,737)	(1,418)
Operating loss	(39,751)	(43,300)
Other (income) expense
Interest income	(6,268)	(6,702)
Interest expense	7,757	8,083
Equity in income of affiliates, net	(1,094)	(3,970)
Other income, net	(63)	(1,743)
Total other (income) expense, net	332	(4,332)
Loss before income taxes	(40,083)	(38,968)
Benefit from income taxes	(11,756)	(9,526)
Net loss	(28,327)	(29,442)
Amount attributable to non-controlling interests	(5,329)	(1,541)
Net loss attributable to Granite Construction Incorporated	$(33,656)	$(30,983)

Net loss per share attributable to common shareholders (see Note 15):
Basic	$(0.77)	$(0.70)
Diluted	$(0.77)	$(0.70)
Weighted average shares outstanding:
Basic	43,463	43,988
Diluted	43,463	43,988
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited - in thousands)

	Three Months Ended March 31,
	2025	2024
Net loss	$(28,327)	$(29,442)
Other comprehensive income, net of tax
Net unrealized gain on cash flow hedges, net of tax	$—	$589
Less: reclassification for net gains included in interest expense, net of tax	185	226
Net change	$185	$815
Foreign currency translation adjustments, net	462	(406)
Other comprehensive income, net of tax	$647	$409
Comprehensive loss, net of tax	$(27,680)	$(29,033)
Non-controlling interests in comprehensive loss, net of tax	(5,329)	(1,541)
Comprehensive loss attributable to Granite Construction Incorporated, net of tax	$(33,009)	$(30,574)
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited - in thousands, except share data)

	Outstanding Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Granite Shareholders’ Equity	Non-controlling Interests	Total Equity
Balances at December 31, 2024	43,424,646	$434	$410,739	$(582)	$604,635	$1,015,226	$64,137	$1,079,363
Net loss	—	—	—	—	(33,656)	(33,656)	5,329	(28,327)
Other comprehensive income	—	—	—	647	—	647	—	647
Repurchases of common stock (1)	(198,220)	(2)	(15,207)	—	—	(15,209)	—	(15,209)
RSUs vested	511,611	5	(5)	—	—	—	—	—
Dividends on common stock ($0.13 per share per quarter)	—	—	69	—	(5,756)	(5,687)	—	(5,687)
Transactions with non-controlling interests	—	—	—	—	—	—	(24,703)	(24,703)
Stock-based compensation expense and other	(546)	—	32,208	—	—	32,208	—	32,208
Balances at March 31, 2025	43,737,491	$437	$427,804	$65	$565,223	$993,529	$44,763	$1,038,292

Balances at December 31, 2023	43,944,118	$439	$474,134	$881	$501,844	$977,298	$49,668	$1,026,966
Net loss	—	—	—	—	(30,983)	(30,983)	1,541	(29,442)
Other comprehensive income	—	—	—	409	—	409	—	409
Repurchases of common stock (1)	(135,434)	(1)	(7,415)	—	—	(7,416)	—	(7,416)
RSUs vested	341,394	3	(3)	—	—	—	—	—
Dividends on common stock ($0.13 per share per quarter)	—	—	72	—	(5,813)	(5,741)	—	(5,741)
Transactions with non-controlling interests	—	—	—	—	—	—	6,938	6,938
Stock-based compensation expense and other	(434)	—	12,891	—	—	12,891	—	12,891
Balances at March 31, 2024	44,149,644	$441	$479,679	$1,290	$465,048	$946,458	$58,147	$1,004,605
(1) Represents shares withheld related to employee taxes for RSUs vested under our equity incentive plans in 2025 and 2024, as well as 200 shares repurchased under our share repurchase program in 2025.
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - in thousands)

Three Months Ended March 31,	2025	2024
Operating activities
Net loss	$(28,327)	$(29,442)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	30,171	29,068
Amortization related to long-term debt	1,081	758
Gain on sales of property and equipment, net	(1,737)	(1,418)
Stock-based compensation	32,217	12,895
Equity in net income from unconsolidated construction joint ventures	(1,246)	(2,290)
Net income from affiliates	(1,094)	(3,970)
Other non-cash adjustments	164	(691)
Changes in assets and liabilities:
Receivables	40,684	169,965
Contract assets, net	34,578	(62,882)
Inventories	(20,261)	(13,066)
Contributions to unconsolidated construction joint ventures	(9,163)	(2,000)
Distributions from unconsolidated construction joint ventures and affiliates	1,677	7,914
Other assets, net	(9,504)	(7,134)
Accounts payable	(33,852)	(60,029)
Accrued expenses and other liabilities, net	(31,741)	(13,605)
Net cash provided by operating activities	$3,647	$24,073
Investing activities
Purchases of marketable securities	(134,653)	—
Maturities of marketable securities	7,100	20,000
Purchases of property and equipment	(32,206)	(27,871)
Proceeds from sales of property and equipment	3,449	2,535
Cash paid for purchase price adjustments on business acquisition	—	(6,119)
Other investing activities	—	693
Net cash used in investing activities	$(156,310)	$(10,762)
Financing activities
Debt principal repayments	(274)	(102,140)
Cash dividends paid	(5,652)	(5,713)
Repurchases of common stock	(15,209)	(7,416)
Contributions from non-controlling partners	—	10,000
Distributions to non-controlling partners	(25,450)	(3,950)
Other financing activities, net	(8)	(3)
Net cash used in financing activities	$(46,593)	$(109,222)
Net decrease in cash and cash equivalents	(199,256)	(95,911)
Cash and cash equivalents at beginning of period	578,330	417,663
Cash and cash equivalents at end of period	$379,074	$321,752

Supplementary Information
Right of use assets obtained in exchange for lease obligations	$11,623	$6,498
Cash paid during the period for:
Operating lease liabilities	$6,702	$5,681
Interest	$79	$4,099
Income taxes	$23	$831
Non-cash investing and financing activities:
RSUs issued, net of forfeitures	$37,824	$17,987
Dividends declared but not paid	$5,686	$5,739
Contributions from non-controlling partners	$746	$888
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  General
Basis of Presentation: The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (“we,” “us,” “our,” the “Company” or “Granite”) pursuant to the rules and regulations of the Securities and Exchange Commission, are unaudited and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024 (“Annual Report”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to state fairly our financial position at March 31, 2025 and the results of our operations and cash flows for the periods presented. The December 31, 2024 condensed consolidated balance sheet data included herein was derived from audited consolidated financial statements but does not include all disclosures required by U.S. GAAP.
Seasonality: Our operations are typically affected more by weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability. Therefore, the results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year.
2.  Recently Issued and Adopted Accounting Pronouncements
We closely monitor all Accounting Standards Updates ("ASU") issued by the Financial Accounting Standards Board ("FASB") and other authoritative guidance.
Recently Issued Accounting Pronouncements:
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
Recently Adopted Accounting Pronouncements:
In August 2023, the FASB issued ASU 2023-05, Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, which requires that a joint venture apply a new basis of accounting upon formation. As a result, a newly formed joint venture, upon formation, would initially measure its assets and liabilities at fair value. This ASU is effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. Adoption of this ASU did not have a material impact on our consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures, which enhances the disclosures regarding an entity’s reportable segments and addresses requests from investors and other allocators of capital for additional, more detailed information about a reportable segment’s expenses. We adopted this ASU retrospectively for the year ended December 31, 2024 and quarterly periods thereafter. See Note 18 for more information.
No other new accounting pronouncements were recently issued or adopted in the three months ended March 31, 2025 that had or are expected to have a material impact on our financial statements.
3. Acquisition
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
D&B's results have been included in the Construction and Materials segments since the acquisition date. Revenue and gross profit attributable to D&B for the three months ended March 31, 2025 were $15.6 million and $2.1 million, respectively.
Preliminary Purchase Price Allocation
In accordance with ASC 805, the preliminary purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair values as of August 9, 2024. These estimates are subject to revision, which may result in adjustments to the values disclosed below. There are certain provisional estimates that are subject to finalization such as deferred taxes. As we continue to integrate the acquired business, we may obtain additional information which may result in revisions to preliminary valuation assumptions, estimates and the resulting fair values presented herein. We expect to finalize these amounts within 12 months from the acquisition date.
For the purpose of the preliminary purchase price allocation, the contractual purchase price has been adjusted to exclude $4 million in cash acquired and include closing adjustments, resulting in an updated purchase price of $121.2 million. The tangible and identifiable intangible assets acquired, net of liabilities assumed, were $25.2 million and $27.9 million, respectively. This generated acquired goodwill of $68.1 million, none of which is tax deductible. The most significant assets acquired were $38.1 million of property and equipment and an $18.2 million customer relationships intangible asset.
During the three months ended March 31, 2025, we made immaterial measurement period adjustments to reflect facts and circumstances in existence as of the acquisition date.
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
In our review of these changes for the three months ended March 31, 2025 and 2024, we did not identify any material amounts that should have been recorded in a prior period.
The projects with increases from revisions in estimates, which individually had an impact of $5.0 million or more on gross profit, are summarized as follows (dollars in millions, except per share data):

	Three Months Ended March 31,
	2025	2024
Number of projects with upward estimate changes	1	1
Increase in gross profit, net	$8.3	$7.4
Increase to project profitability, net	$8.3	$7.4
Decrease to net loss	$6.2	$5.6
Decrease to net loss attributable to Granite Construction Incorporated	$6.2	$5.6
Decrease to net loss per diluted share attributable to common shareholders	$0.14	$0.13
The increase during the three months ended March 31, 2025 was due to a change in the estimated amount of probable recovery on an outstanding claim and the increase during the three months ended March 31, 2024 was due to changes in

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
the estimated transaction price related to contract modifications resulting from revisions to project work plans, permitting and scheduling. None of the increases above had an impact on non-controlling interest.
The projects with decreases from revisions in estimates, which individually had an impact of $5.0 million or more on gross profit, are summarized as follows (dollars in millions, except per share data):

	Three Months Ended March 31,
	2025	2024
Number of projects with downward estimate changes	1	1
Reduction in gross profit, net	$8.8	$7.7
Decrease to project profitability, net	$8.8	$7.7
Increase to net loss	$6.6	$5.8
Increase to net loss attributable to Granite Construction Incorporated	$6.6	$5.8
Increase to net loss per diluted share attributable to common shareholders	$0.15	$0.13
The decreases during the three months ended March 31, 2025 and 2024 were due to additional costs related to changes in project duration, lower productivity than originally anticipated and increased labor and materials costs. None of the decreases above had any impact on non-controlling interest.
5.  Disaggregation of Revenue
In addition to disaggregating revenue by reportable segment (see Note 18), we further disaggregate Construction segment revenue by customer type and Materials segment revenue by product line. We believe this best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.
Construction Segment Disaggregation by Customer Type
Customers in our Construction segment are predominantly in the public sector which includes certain federal agencies, state departments of transportation, local transit authorities, county and city public works departments and school districts. Our private sector customers include, but are not limited to, developers, utilities and private owners of industrial, commercial and residential sites.
Materials Segment Disaggregation by Product Line
The Materials segment focuses primarily on production of aggregates, recycled materials, asphalt concrete and liquid asphalt. In the first quarter of 2025, we began disaggregating Materials segment revenue by product line. We categorize aggregates and recycled materials as Aggregates and asphalt concrete and liquid asphalt as Asphalt in the table below. Other includes immaterial amounts of revenue from products and services that are not considered to be core product lines.
The following table presents our revenue disaggregated by reportable segment, by customer type for our Construction segment and product line for our Materials segment:

	Three Months Ended March 31,
(in thousands)	2025	2024
Construction segment revenue:
Public	$395,885	$419,816
Private	218,733	175,397
Total Construction segment revenue	$614,618	$595,213
Materials segment revenue:
Aggregates	$40,402	$36,089
Asphalt	43,982	40,813
Other	545	160
Total Materials segment revenue	$84,929	$77,062
Total revenue	$699,547	$672,275

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
6.  Unearned Revenue
The following table presents our unearned revenue disaggregated by customer type as of the respective periods:

(in thousands)	March 31, 2025	December 31, 2024
Public	$3,114,074	$2,801,273
Private	719,801	783,105
Total	$3,833,875	$3,584,378
All unearned revenue is in the Construction segment. Approximately $2.8 billion of the March 31, 2025 unearned revenue is expected to be recognized within the next twelve months and the remaining amount will be recognized thereafter.
7.  Contract Assets and Liabilities
As a result of changes in contract transaction price related to performance obligations that were satisfied or partially satisfied prior to the end of the periods, we recognized revenue of $49.5 million and $84.3 million during the three months ended March 31, 2025 and 2024, respectively. The changes in contract transaction price for the three months ended March 31, 2025 and 2024 were from items such as executed or estimated change orders and unresolved contract modifications and claims.
As of March 31, 2025 and December 31, 2024, the aggregate claim recovery estimates included in contract asset and liability balances were $44.9 million and $46.6 million, respectively.
The components of the contract asset balances as of the respective dates were as follows:

(in thousands)	March 31, 2025	December 31, 2024
Costs in excess of billings and estimated earnings	$125,545	$139,436
Contract retention	149,047	188,917
Total contract assets	$274,592	$328,353
As of March 31, 2025 and December 31, 2024, no contract retention receivables individually exceeded 10% of total contract assets. The December 31, 2024 contract retention balance included $29.2 million from Brightline Trains Florida LLC, all of which was collected in the first quarter of 2025. The majority of the contract retention balance is expected to be collected within one year.
As work is performed, revenue is recognized and the corresponding contract liabilities are reduced. We recognized revenue of $207.8 million and $198.3 million during the three months ended March 31, 2025 and 2024, respectively, that was included in the contract liability balances at December 31, 2024 and 2023, respectively.
The components of the contract liability balances as of the respective dates were as follows:

(in thousands)	March 31, 2025	December 31, 2024
Billings in excess of costs and estimated earnings, net of retention	$267,734	$288,495
Provisions for losses	12,759	11,176
Total contract liabilities	$280,493	$299,671

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
8.  Receivables, net
Receivables include billed and unbilled amounts for services provided to clients for which we have an unconditional right to payment as of the end of the applicable period and generally do not bear interest. The following table presents major categories of receivables:

(in thousands)	March 31, 2025	December 31, 2024
Contracts completed and in progress:
Billed	$211,878	$250,656
Unbilled	126,837	127,776
Total contracts completed and in progress	338,715	378,432
Materials sales	45,892	55,770
Other	87,471	78,309
Total gross receivables	472,078	512,511
Less: allowance for credit losses	742	769
Total net receivables	$471,336	$511,742
Included in other receivables at March 31, 2025 and December 31, 2024 were items such as estimated recovery from back charge claims, notes receivable and income and other tax refunds receivable. Other receivables at March 31, 2025 and December 31, 2024 also included $25.0 million of working capital contributions in the form of a loan to a partner in one of our unconsolidated construction joint ventures, plus accrued interest. None of our customers had a receivable balance in excess of 10% of our total net receivables as of March 31, 2025 or December 31, 2024.
9.  Fair Value Measurement
The following tables summarize significant assets and liabilities measured at fair value in the condensed consolidated balance sheets on a recurring basis for each of the fair value measurement levels (in thousands):

	Fair Value Measurement at Reporting Date Using
March 31, 2025	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$94,251	$—	$—	$94,251
Total assets	$94,251	$—	$—	$94,251
Accrued and other current liabilities
Heating oil swaps	$—	$287	$—	$287
Total liabilities	$—	$287	$—	$287

December 31, 2024
Cash equivalents
Money market funds	$73,031	$—	$—	$73,031
Total assets	$73,031	$—	$—	$73,031
Accrued and other current liabilities
Heating oil swaps	$—	$531	$—	$531
Diesel collars	—	177	—	177
Total liabilities	$—	$708	$—	$708
Commodity Derivatives
We have entered into collar contracts and commodity swaps to reduce our price exposure on diesel consumption and heating oil consumption, respectively. The collars and swaps were not designated as hedges and will be treated as a mark-to-market derivative instruments through their maturity dates. The collar contracts matured on March 31, 2025. The financial statement impact of the collar contracts and commodity swaps for the three months ended March 31, 2025 and 2024 was immaterial.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Other Assets and Liabilities
The carrying values and estimated fair values of financial instruments that are not required to be recorded at fair value in the condensed consolidated balance sheets were as follows:

		March 31, 2025		December 31, 2024
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Held-to-maturity marketable securities (1)
Corporate notes and bonds	Level 1	$46,754	$46,723	$—	$—
U.S. Government and agency obligations	Level 1	$44,960	$44,925	$7,311	$7,312
Commercial paper	Level 1	$26,434	$26,425	$—	$—
Municipal notes and bonds	Level 1	$15,855	$15,843	$—	$—
Liabilities (including current maturities):
3.75% Convertible Notes (2)	Level 2	$373,750	$642,046	$373,750	$738,724
3.25% Convertible Notes (2)	Level 2	$373,750	$446,343	$373,750	$491,582
(1) All marketable securities were classified as held-to-maturity as of the periods presented. Of the above balances, $43.7 million and $7.3 million were short-term marketable securities on our condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively and $90.3 million were long-term marketable securities on our condensed consolidated balance sheets as of March 31, 2025. Our long-term securities have varying maturities between one and three years.
(2) The fair values of our 3.25% convertible senior notes due 2030 (the "3.25% Convertible Notes") and our 3.75% convertible senior notes due 2028 (the "3.75% Convertible Notes") are based on the median price of the notes in an active market. See Note 14 for more information about our convertible notes.
During the three months ended March 31, 2025 and 2024, we had no material nonfinancial asset and liability fair value adjustments.
10.  Construction Joint Ventures
We participate in various construction joint ventures. We have determined that certain of these joint ventures are consolidated because they are variable interest entities (“VIEs”) and we are the primary beneficiary. We continually evaluate whether there are changes in the status of the VIEs or changes to the primary beneficiary designation of the VIE. Based on our assessments during the three months ended March 31, 2025, we determined no change was required for existing joint ventures.
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
Consolidated Construction Joint Ventures (“CCJVs”)
As of March 31, 2025, we were engaged in nine active CCJV projects. Our proportionate share of the equity in these joint ventures was between 50.0% and 70.0%. During the three months ended March 31, 2025 and 2024, total revenue from CCJVs was $74.6 million and $71.6 million, respectively. During the three months ended March 31, 2025 and 2024, CCJVs provided $59.6 million and $5.8 million of operating cash flows, respectively. As of March 31, 2025, our share of revenue remaining to be recognized on these CCJVs was $369.2 million and ranged from $1.1 million to $188.9 million by project.
Unconsolidated Construction Joint Ventures
As of March 31, 2025, we were engaged in three active unconsolidated construction joint venture projects. Our proportionate share of the equity in these unconsolidated construction joint ventures ranged from 30.0% to 50.0%. As of March 31, 2025, our share of the revenue remaining to be recognized on these unconsolidated construction joint ventures was $21.8 million and ranged from $0.5 million to $18.6 million by project.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following is summary financial information related to unconsolidated construction joint ventures:

(in thousands)	March 31, 2025	December 31, 2024
Assets
Cash, cash equivalents and marketable securities	$114,035	$94,856
Other current assets (1)	592,351	599,625
Noncurrent assets	33,328	35,886
Less: partners’ interest	505,669	498,872
Granite’s interest (1),(2)	$234,045	$231,495
Liabilities
Current liabilities	$140,105	$151,655
Less: partners’ interest and adjustments (3)	54,651	57,437
Granite’s interest	$85,454	$94,218
Equity in construction joint ventures (4)	$148,591	$137,277
(1) Included in this balance and in accrued expenses and other current liabilities on the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024 was $55.5 million related to performance guarantees (see Note 13).
(2) Included in this balance as of March 31, 2025 and December 31, 2024 was $66.9 million related to Granite’s share of estimated cost recovery of customer affirmative claims. In addition, this balance included $1.7 million related to Granite’s share of estimated recovery of back charge claims as of March 31, 2025 and December 31, 2024.
(3) Partners’ interest and adjustments includes amounts to reconcile total net assets as reported by our partners to Granite’s interest adjusted to reflect our accounting policies and estimates primarily related to contract forecast differences.
(4) Included in this balance and in accrued expenses and other current liabilities on our condensed consolidated balance sheets was $2.9 million and $3.7 million as of March 31, 2025 and December 31, 2024, respectively, related to deficits in unconsolidated construction joint ventures, which includes provisions for losses.

	Three Months Ended March 31,
(in thousands)	2025	2024
Revenue
Total	$4,071	$8,717
Less: partners’ interest and adjustments (1)	(846)	(1,513)
Granite’s interest	$4,917	$10,230
Cost of revenue
Total	$17,534	$18,751
Less: partners’ interest and adjustments (1)	13,584	10,270
Granite’s interest	$3,950	$8,481
Granite’s interest in gross profit	$967	$1,749
Net Income (Loss)
Total	$(12,462)	$(8,149)
Less: partners’ interest and adjustments (1)	(13,678)	(10,439)
Granite’s interest in net income (2)	$1,216	$2,290
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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
11.  Investments in Affiliates
Our investments in affiliates balance consists of equity method investments in the following types of entities:

(in thousands)	March 31, 2025	December 31, 2024
Foreign	$72,553	$72,075
Real estate	4,633	4,552
Asphalt terminal	16,481	17,404
Total investments in affiliates	$93,667	$94,031
The following table provides summarized balance sheet information for our affiliates accounted for under the equity method on a combined basis:

(in thousands)	March 31, 2025	December 31, 2024
Current assets	$189,152	$205,235
Noncurrent assets	134,813	130,451
Total assets	$323,965	$335,686
Current liabilities	$62,375	$68,679
Long-term liabilities (1)	45,790	45,007
Total liabilities	$108,165	$113,686
Net assets	$215,800	$222,000
Granite’s share of net assets	$93,667	$94,031
(1)This balance is primarily related to local bank debt for equipment purchases and debt associated with our real estate ventures.
Affiliate assets as of March 31, 2025 included $249.2 million of foreign affiliate assets, $39.2 million of assets in real estate ventures and $35.6 million of assets in the asphalt terminal entity.
12.  Property and Equipment, net
Balances of major classes of assets and total accumulated depreciation and depletion are included in property and equipment, net in the condensed consolidated balance sheets as follows:

(in thousands)	March 31, 2025	December 31, 2024
Equipment and vehicles	$1,216,375	$1,211,208
Quarry property	256,057	256,043
Land and land improvements	142,985	128,124
Buildings and leasehold improvements	114,881	115,147
Office furniture and equipment	77,761	75,078
Property and equipment	$1,808,059	$1,785,600
Less: accumulated depreciation and depletion	1,085,924	1,069,416
Property and equipment, net	$722,135	$716,184
13.  Accrued Expenses and Other Current Liabilities

(in thousands)	March 31, 2025	December 31, 2024
Accrued insurance	$93,441	$80,797
Payroll and related employee benefits	71,102	119,510
Performance guarantees	55,488	55,488
Short-term lease liabilities	21,056	20,165
Other	55,553	47,996
Total	$296,640	$323,956

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Other includes deficits in unconsolidated construction joint ventures, dividends payable, taxes payable, interest payable, warranty reserves, asset retirement obligations, remediation reserves and other miscellaneous accruals, none of which were greater than 5% of total current liabilities at any of the presented dates.
14.  Long-Term Debt and Credit Arrangements

(in thousands)	March 31, 2025	December 31, 2024
3.25% Convertible Notes due 2030	$373,750	$373,750
3.75% Convertible Notes due 2028	373,750	373,750
Debt issuance costs and other	(7,786)	(8,452)
Total debt	$739,714	$739,048
Less: current maturities	1,119	1,109
Total long-term debt	$738,595	$737,939
Credit Agreement
In June 2022, we entered into the Fourth Amended and Restated Credit Agreement (the "Credit Agreement") which matures on June 2, 2027. The Credit Agreement consists of a $350.0 million senior secured, five-year revolving credit facility (the “Revolver”), including an accordion feature allowing us to increase borrowings up to the greater of (a) $200.0 million and (b) 100% of twelve-month trailing consolidated EBITDA, subject to lender approval. The Credit Agreement includes a $150.0 million sublimit for letters of credit ($75.0 million for financial letters of credit) and a $20.0 million sublimit for swingline loans.
We may borrow on the Revolver, at our option, at either (a) the Secured Overnight Financing Rate (“SOFR”) term rate plus a credit adjustment spread plus applicable margin ranging from 1.0% to 2.0%, or (b) a base rate plus an applicable margin ranging from zero to 1.0%. The applicable margin is based on our Consolidated Leverage Ratio (as defined in our Credit Agreement), calculated quarterly. As of March 31, 2025, the total unused availability under the Credit Agreement was $330.4 million, resulting from $19.6 million in issued and outstanding letters of credit and no amount drawn under the Revolver. The letters of credit had expiration dates between June 2025 and November 2025.
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
The most significant financial covenants under the terms of our Credit Agreement require the maintenance of a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio. As of March 31, 2025, we were in compliance with all covenants contained in the Credit Agreement. We are not aware of any non-compliance by any of our unconsolidated real estate ventures with the covenants contained in their debt agreements.
Debt Issuance Costs
During the three months ended March 31, 2025 and 2024, we recorded $0.9 million and $0.6 million, respectively, of amortization related to debt issuance costs.
15.  Weighted Average Shares Outstanding and Net Loss Per Share
The following table presents a reconciliation of the weighted average shares of common stock used in calculating basic and diluted net loss per share as well as the calculation of basic and diluted net loss per share:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2025	2024
Numerator
Net loss attributable to common shareholders	$(33,656)	$(30,983)
Denominator
Weighted average common shares outstanding, basic	43,463	43,988
Weighted average common shares outstanding, diluted	43,463	43,988

Net loss per share, basic	$(0.77)	$(0.70)
Net loss per share, diluted	$(0.77)	$(0.70)
Due to net losses for the three months ended March 31, 2025 and 2024, both the unvested RSUs representing 585,000 and 573,000 shares, respectively, and the potential dilution from the convertible notes converting into 8,427,000 and 9,099,000 shares, respectively, of common stock have been excluded from the calculation of diluted earnings per share, as their inclusion would have been anti-dilutive. In connection with the issuance of the 3.25% Convertible Notes and 3.75% Convertible Notes, we entered into the 2024 capped call transactions and 2023 capped call transactions, respectively, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
16.  Income Taxes
The following table presents the benefit from income taxes for the respective periods:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Benefit from income taxes	$(11,756)	$(9,526)
Effective tax rate	29.3%	24.4%
Our effective tax rate for the three months ended March 31, 2025 is higher than the prior period because of an increase in the estimated annual effective tax rate combined with an increase in year-to-date discrete benefit associated with lapsed RSU awards. The estimated annual effective tax rate is higher than the prior period primarily due to changes in the estimated state tax liability and equity earnings of subsidiaries.
17.  Contingencies - Legal Proceedings
Liabilities relating to legal proceedings and government inquiries, to the extent that we have concluded such liabilities are probable and the amounts of such liabilities are reasonably estimable, are recorded in the consolidated balance sheets. Disclosure is required when a material loss is probable but not reasonably estimable, a material loss is reasonably possible but not probable, or when it is reasonably possible that the amount of a loss will exceed the amount recorded. The total liabilities recorded in our condensed consolidated balance sheets for legal proceedings and government inquiries were immaterial as of March 31, 2025 and December 31, 2024.
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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Summarized segment information is as follows (in thousands):

Three Months Ended March 31,	Construction	Materials	Total
2025
Total revenue from reportable segments	$614,618	$105,580	$720,198
Elimination of intersegment revenue	—	(20,651)	(20,651)
Revenue	614,618	84,929	699,547
Cost of revenue	529,180	86,518	615,698
Gross profit (loss)	85,438	(1,589)	83,849
Selling, general and administrative expenses	62,327	8,545	70,872
Gain on sales of property and equipment, net	(1,849)	(69)	(1,918)
Operating income (loss) from reportable segments	$24,960	$(10,065)	$14,895
Depreciation, depletion and amortization	$14,452	$13,555	$28,007
Segment assets as of period end	$613,882	$698,718	$1,312,600

2024
Total revenue from reportable segments	$595,213	$88,704	$683,917
Elimination of intersegment revenue	—	(11,642)	(11,642)
Revenue	595,213	77,062	672,275
Cost of revenue	538,385	79,605	617,990
Gross profit (loss)	56,828	(2,543)	54,285
Selling, general and administrative expenses	48,824	5,142	53,966
Gain on sales of property and equipment, net	(1,222)	(528)	(1,750)
Operating income (loss) from reportable segments	$9,226	$(7,157)	$2,069
Depreciation, depletion and amortization	$13,703	$10,477	$24,180
Segment assets as of period end	$594,437	$562,581	$1,157,018
A reconciliation of operating income from reportable segments to consolidated loss before income taxes is as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Total operating income from reportable segments	$14,895	$2,069
Corporate selling, general and administrative expenses	45,039	34,027
Corporate loss on sales of property and equipment, net	181	332
Other costs, net	9,426	11,010
Total operating loss	(39,751)	(43,300)
Total other (income) expense, net	332	(4,332)
Loss before income taxes	$(40,083)	$(38,968)

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024 (our "Annual Report") and the unaudited condensed consolidated financial statements and the accompanying notes thereto included herein.
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

Over the last several years, inflation, supply chain and labor constraints have had a significant impact on the global economy including Granite and others in the construction industry in the United States. Recently, concerns over tariffs have been a major source of uncertainty in the economy. To date, we have not experienced a material financial impact due to tariffs. It is impossible to fully mitigate the potential impacts of the foregoing macro-economic factors and they may negatively impact us in the future. However, where practicable, we have applied proactive measures to mitigate these macro-economic factors, such as fixed forward purchase contracts of oil related inputs, energy surcharges, and adjustment of project schedules for constraints related to construction materials such as concrete.
Our Committed and Awarded Projects (“CAP”) balance continues to be strong with $5.7 billion at the end of the first quarter of 2025. Our CAP is supported by a positive public funding environment and resilient private market which we believe will provide further opportunities for continued CAP growth.
Acquisition
As previously disclosed, we acquired Dickerson & Bowen, Inc. ("D&B") on August 9, 2024. D&B is an aggregates, asphalt, and highway construction company serving central and southern Mississippi. The results of operations of D&B are included in our consolidated financial statements from the date of acquisition, which impacts comparability to the applicable prior periods. See Note 3 of “Notes to the Condensed Consolidated Financial Statements” for further information.
Results of Operations
Our operations are typically affected more by inclement weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability. Therefore, the results of operations of a given quarter are not indicative of the results to be expected for the full year.
The following table presents a financial summary for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024
Total revenue	$699,547	$672,275
Gross profit	$83,849	$54,285
Selling, general and administrative expenses	$115,911	$87,993
Other costs, net	$9,426	$11,010
Operating loss	$(39,751)	$(43,300)
Total other (income) expense, net	$332	$(4,332)
Amount attributable to non-controlling interests	$(5,329)	$(1,541)
Net loss attributable to Granite Construction Incorporated	$(33,656)	$(30,983)
Revenue
Total Revenue by Segment

	Three Months Ended March 31,
(dollars in thousands)	2025		2024
Construction	$614,618	87.9%	$595,213	88.5%
Materials	84,929	12.1	77,062	11.5
Total	$699,547	100.0%	$672,275	100.0%

Construction Revenue

	Three Months Ended March 31,
(dollars in thousands)	2025		2024
Public	$395,885	64.4%	$419,816	70.5%
Private	218,733	35.6	175,397	29.5
Total	$614,618	100.0%	$595,213	100.0%
Construction revenue for the three months ended March 31, 2025 increased by $19.4 million, or 3.3%, when compared to 2024. This increase was primarily due to several new projects ramping up in the current year as well as favorable weather conditions in early 2025. Additionally, D&B contributed $10.1 million of construction revenue during the three months ended March 31, 2025.
Materials Revenue

	Three Months Ended March 31,
(dollars in thousands)	2025		2024
Aggregates	$40,402	47.6%	$36,089	46.8%
Asphalt	43,982	51.8	40,813	53.0
Other	545	0.6	160	0.2
Total	$84,929	100.0%	$77,062	100.0%
Materials revenue for the three months ended March 31, 2025 was $84.9 million, an increase of $7.9 million, or 10.2%, when compared to the three months ended March 31, 2024. This increase was primarily driven by $5.6 million of revenue from D&B, as well as higher aggregates and asphalt volumes and higher aggregates sales prices.
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

(dollars in thousands)	March 31, 2025		December 31, 2024
Unearned revenue	$3,833,875	66.8%	$3,584,378	67.7%
Other awards	1,906,140	33.2	1,711,689	32.3
Total	$5,740,015	100.0%	$5,296,067	100.0%

(dollars in thousands)	March 31, 2025		December 31, 2024
Customer type:
Public	$4,623,668	80.6%	$4,120,821	77.8%
Private	1,116,347	19.4	1,175,246	22.2
Total	$5,740,015	100.0%	$5,296,067	100.0%
CAP of $5.7 billion at March 31, 2025 was $443.9 million or 8.4% higher than at December 31, 2024. Significant additions to CAP during the three months ended March 31, 2025 included $173 million for three highway projects in California,

$167 million for two federal projects, a $138 million bridge project in Illinois, an $80 million highway project in Texas, and $78 million for a bridge project in California, all of which are for customers in the public sector.
Non-controlling partners’ share of CAP as of March 31, 2025 and December 31, 2024 was $334.7 million and $331.1 million, respectively.
At March 31, 2025, one contract with remaining CAP of $10 million or more per project had total forecasted losses with remaining revenue of $57.7 million, or 1.0%, of total CAP. Provisions are recognized in the consolidated statements of operations for the full amount of estimated losses on uncompleted contracts whenever evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue.
Gross Profit
The following table presents gross profit (loss) by reportable segment for the respective periods:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Construction	$85,438	$56,828
Percent of segment revenue	13.9%	9.5%
Materials	(1,589)	(2,543)
Percent of segment revenue	(1.9)%	(3.3)%
Total gross profit	$83,849	$54,285
Percent of total revenue	12.0%	8.1%
Construction gross profit for the three months ended March 31, 2025 increased by $28.6 million, or 50.3%, when compared to 2024 primarily due to higher revenue and improved project execution across our project portfolio resulting in net increases from revisions in estimates in the current period compared to net decreases in the prior period. For further discussion of projects with revisions in estimates which individually had an impact of $5.0 million or more on gross profit, see Note 4 of "Notes to the Condensed Consolidated Financial Statements."
Materials gross loss for the three months ended March 31, 2025 decreased by $1.0 million, or 37.5%, when compared to 2024. The decreased loss was primarily due to the newly acquired D&B business.
Selling, General and Administrative Expenses
The following table presents the components of selling, general and administrative expenses for the respective periods:

	Three Months Ended March 31,
	2025	2024
(dollars in thousands)
Salaries and related expenses	$55,416	$46,048
Stock-based compensation	30,053	12,352
Other selling, general and administrative expenses	30,442	29,593
Total selling, general and administrative expenses	$115,911	$87,993
Percent of revenue	16.6%	13.1%
Selling, general and administrative ("SG&A") expenses include the costs for estimating and bidding, including offsetting customer reimbursements for portions of our selling/bid submission expenses (i.e., stipends), business development, materials facility permits, and costs related to our operational offices that are not allocated to direct contract costs and expenses related to our corporate functions. Other SG&A expenses include travel and entertainment, outside services, information technology, depreciation, occupancy, training, office supplies, changes in the fair market value of our non-qualified deferred compensation plan liability and other miscellaneous expenses. SG&A expenses can vary depending on the volume of projects in process and the number of employees assigned to estimating and bidding activities. As projects are completed or the volume of work slows down, we temporarily redeploy project employees to bid on new projects, moving their salaries and related costs from cost of revenue to selling expenses. SG&A expenses for the three months ended March 31, 2025 increased $27.9 million compared to 2024, primarily due to a $17.7 million increase in stock-based compensation due to improved financial performance, as well as higher salaries and related expenses due to increased labor costs.

Other Costs, net
The following table presents other costs, net for the respective periods:

	Three Months Ended March 31,
(in thousands)	2025	2024
Other costs, net	$9,426	$11,010
Other costs, net mainly consist of costs related to the defense of a former Company officer in his ongoing civil litigation with the Securities and Exchange Commission, and remained fairly consistent with the prior year.
Other Income, net

	Three Months Ended March 31,
(in thousands)	2025	2024
Interest income	$(6,268)	$(6,702)
Interest expense	7,757	8,083
Equity in income of affiliates, net	(1,094)	(3,970)
Other income, net	(63)	(1,743)
Total other (income) expense, net	$332	$(4,332)
During the three months ended March 31, 2025, total other income, net decreased $4.7 million compared to prior year. This decrease was primarily due to a decrease of $2.9 million in Equity in income of affiliates, net due to reduced net income of our affiliates and a $1.7 million decrease from Other income, net primarily due to lower gains on investments held within the rabbi trust related to our non-qualified deferred compensation plan obligations. The fluctuations in these investments mostly offset variances in our non-qualified deferred compensation plan expense in SG&A.
Income Taxes
The following table presents the benefit from income taxes for the respective periods:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Benefit from income taxes	$(11,756)	$(9,526)
Effective tax rate	29.3%	24.4%
We calculate our income tax provision or benefit at the end of each interim period by estimating our annual effective tax rate, applying that rate to our income or loss before taxes and adjusting for discrete items not included in our estimate of the annual effective tax rate. The effect of changes in enacted tax laws, tax rates or tax status is recognized in the interim period in which the change occurs. See Note 16 of "Notes to the Condensed Consolidated Financial Statements" for more information.
Amount Attributable to Non-controlling Interests
The following table presents the amount attributable to non-controlling interests in consolidated subsidiaries for the respective periods:

	Three Months Ended March 31,
(in thousands)	2025	2024
Amount attributable to non-controlling interests	$(5,329)	$(1,541)
The amount attributable to non-controlling interests represents the non-controlling owners’ share of the net (income) or loss of our consolidated construction joint ventures. During the three months ended March 31, 2025 the increase was primarily due to the impact of new joint venture projects.
Liquidity and Capital Resources
Our primary sources of liquidity are cash and cash equivalents, investments, available borrowing capacity under our credit facility and cash generated from operations. We may also from time-to-time issue and sell equity, debt or hybrid securities or engage in other capital markets transactions or sell one or more business units or assets. See Note 14 of the "Notes to the Condensed Consolidated Financial Statements" for information on our long-term debt.
Our material cash requirements include paying the costs and expenses associated with our operations, servicing outstanding indebtedness, making capital expenditures and paying dividends on our capital stock. We may also from time to time prepay or repurchase outstanding indebtedness, repurchase shares of our common stock or acquire assets or businesses that are complementary to our operations. See Note 3 of “Notes to the Condensed Consolidated Financial Statements” for information on our most recent acquisition.
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
As of March 31, 2025, our cash and cash equivalents consisted of deposits and money market funds held with established national financial institutions and marketable securities consisting of commercial paper, corporate notes and bonds, Municipal notes and bonds and U.S. Government and agency obligations.
As of March 31, 2025, the total unused availability under our Credit Agreement was $330.4 million, resulting from $19.6 million in issued and outstanding letters of credit and nothing drawn under the Revolver. See Note 14 of “Notes to the Condensed Consolidated Financial Statements.”
In evaluating our liquidity position and needs, we also consider cash and cash equivalents held by our consolidated construction joint ventures (“CCJVs”). The following table presents our cash, cash equivalents and marketable securities, including amounts from our CCJVs, as of the respective dates:

(in thousands)	March 31, 2025	December 31, 2024
Cash and cash equivalents excluding CCJVs	$214,264	$404,436
CCJV cash and cash equivalents (1)	164,810	173,894
Total consolidated cash and cash equivalents	379,074	578,330
Short-term marketable securities (2)	43,708	7,311
Long-term marketable securities (2)	90,295	—
Total cash, cash equivalents and marketable securities	$513,077	$585,641
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
(2)All marketable securities were classified as held-to-maturity and consisted of commercial paper, corporate notes and bonds, Municipal notes and bonds and U.S. Government and agency obligations as of March 31, 2025 and U.S. Government and agency obligations as of December 31, 2024.
Granite’s portion of CCJV cash and cash equivalents was $101.4 million and $106.0 million as of March 31, 2025 and December 31, 2024, respectively. Excluded from the table above is $34.5 million and $28.7 million as of March 31, 2025 and December 31, 2024, respectively, of Granite’s portion of unconsolidated construction joint venture cash and cash equivalents.
Capital Expenditures
Major capital expenditures are typically for aggregate and asphalt production facilities, aggregate reserves, construction equipment, buildings and leasehold improvements and investments in our information technology systems. The timing and amount of such expenditures can vary based on the progress of planned capital projects, the type and size of construction projects, changes in business outlook and other factors. During the three months ended March 31, 2025, we had capital expenditures of $32.2 million, compared to $27.9 million during the three months ended March 31, 2024. We currently anticipate 2025 capital expenditures to be approximately $140 million to $160 million, including approximately $50 million in planned strategic materials investments.

Cash Flows

	Three Months Ended March 31,
(in thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$3,647	$24,073
Investing activities	$(156,310)	$(10,762)
Financing activities	$(46,593)	$(109,222)
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
Cash provided by operating activities of $3.6 million for the three months ended March 31, 2025 represents a $20.4 million decrease in cash provided by operating activities when compared to the same period of 2024. The change was primarily attributable to a $33.3 million decrease in cash provided by working capital, which includes receivables, net contract assets, inventories, other assets, accounts payable and accrued expenses and other liabilities. Additionally, distributions from, net of contributions to, unconsolidated construction joint ventures and affiliates decreased $13.4 million when compared to the same period of 2024. Partially offsetting this was an increase in net income after adjusting for non-cash items of $26.3 million.
Investing activities
Cash used in investing activities of $156.3 million for the three months ended March 31, 2025 represents a $145.5 million increase in cash used in investing activities when compared to the same period of 2024. The change was primarily due to $134.7 million in purchases of marketable securities along with $12.9 million less in maturities of marketable securities. There was also $4.3 million more in property and equipment purchases compared to the same period in 2024. Partially offsetting these increases was $6.1 million in cash paid for purchase price adjustments on an acquisition in 2024 that did not occur in 2025.
Financing activities
Cash used in financing activities of $46.6 million for the three months ended March 31, 2025 represents a $62.6 million decrease in cash used in financing activities when compared to the same period of 2024. The change was primarily due to repayment of the balance drawn on our revolving credit facility in 2024, which had $100.0 million outstanding as of December 31, 2023. See Note 14 of the “Notes to the Condensed Consolidated Financial Statements” for further information about our credit facility. This decrease was partially offset by an increase in distributions to non-controlling partners, net of contributions, of $31.5 million and a $7.8 million increase in repurchases of common stock.
Derivatives
We recognize derivative instruments as either assets or liabilities in the condensed consolidated balance sheets at fair value using Level 2 inputs. See Note 9 to “Notes to the Condensed Consolidated Financial Statements” for further information. The capped call transactions related to the 3.75% Convertible Notes and 3.25% Convertible Notes were recorded to equity on our condensed consolidated balance sheets based on the cash proceeds. See Note 14 to “Notes to the Condensed Consolidated Financial Statements” for further information.
Surety Bonds and Real Estate Mortgages
We are generally required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At March 31, 2025, approximately $3.6 billion of our $5.7 billion CAP was bonded. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds when the obligations of the underlying contract have been fulfilled. The ability to maintain bonding capacity requires that we maintain cash and working capital balances satisfactory to our sureties.

Our investments in real estate ventures are subject to mortgage indebtedness. This indebtedness is non-recourse to Granite but is recourse to the real estate venture. The terms of this indebtedness are typically renegotiated to reflect the evolving nature of the real estate projects as they progress through acquisition, entitlement, development and leasing. Modification of these terms may include changes in loan-to-value ratios requiring the real estate venture to repay portions of the debt. Our equity method investments in our foreign affiliates are subject to local bank debt primarily for equipment purchases. This debt is non-recourse to Granite, but it is recourse to the affiliates. The debt associated with our equity method investments is included in Note 11 of “Notes to the Condensed Consolidated Financial Statements.”
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
The most significant financial covenants under the terms of our Credit Agreement require the maintenance of a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio. As of March 31, 2025, we were in compliance with the covenants in the Credit Agreement.
Share Repurchase Program
As announced on February 3, 2022, on February 1, 2022, the Board of Directors authorized us to purchase up to $300.0 million of our common stock at management’s discretion (the “2022 authorization”). There were 200 shares repurchased under the 2022 authorization in the three months ended March 31, 2025 and $189.5 million remained available under the 2022 authorization as of March 31, 2025.
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
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in our exposure to market risk from what was previously disclosed in our Annual Report except as disclosed in Note 9 of “Notes to the Condensed Consolidated Financial Statements” regarding diversification of our investment portfolio.
Item 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS
The description of the matters set forth in Part I, Item I of this Report under Note 17 of “Notes to the Condensed Consolidated Financial Statements” is incorporated herein by reference.
Item 1A.    RISK FACTORS
There have been no material changes in the risk factors previously disclosed in “Item 1A. Risk Factors” in our Annual Report.
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended March 31, 2025:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
January 1, 2025 through January 31, 2025	1,805	$87.77	200	$189,528,083
February 1, 2025 through February 28, 2025	749	$86.71	—	$189,528,083
March 1, 2025 through March 31, 2025	195,666	$76.77	—	$189,528,083
	198,220	$76.91	200
(1)Excluding the 200 shares that were purchased as a part of our publicly announced plan, all shares purchased during the period were in connection with employee tax withholding for restricted stock units vested under our equity incentive plans.
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
Item 5.    OTHER INFORMATION
Trading Arrangements
During the three months ended March 31, 2025, none of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

GRANITE CONSTRUCTION INCORPORATED

Date:	May 1, 2025	By:	/s/ Staci M. Woolsey
Staci M. Woolsey
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)