Form 10-Q
period 2025-06-30
GRANITE CONSTRUCTION INC
filed 2025-08-07
CIK 861459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 1, 2025.

Class	Outstanding
Common stock, $0.01 par value	43,786,156

PART I. FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited - in thousands, except share and per share data)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents ($176,196 and $173,894 related to consolidated construction joint ventures (“CCJVs”))	$322,017	$578,330
Short-term marketable securities	63,284	7,311
Receivables, net ($45,577 and $33,708 related to CCJVs)	704,988	511,742
Contract assets ($32,132 and $115,834 related to CCJVs)	289,225	328,353
Inventories	126,483	108,175
Equity in construction joint ventures	153,455	140,928
Other current assets ($2,936 and $3,982 related to CCJVs)	32,163	41,824
Total current assets	1,691,615	1,716,663
Property and equipment, net ($5,397 and $6,792 related to CCJVs)	714,186	716,184
Long-term marketable securities	98,069	—
Investments in affiliates	95,093	94,031
Goodwill	215,165	214,465
Intangible assets, net	123,335	127,886
Right of use assets	99,595	89,791
Other noncurrent assets	68,933	66,635
Total assets	$3,105,991	$3,025,655

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$7,337	$1,109
Accounts payable ($51,078 and $74,745 related to CCJVs)	441,423	407,223
Contract liabilities ($70,482 and $80,096 related to CCJVs)	300,799	299,671
Accrued expenses and other current liabilities ($2,869 and $4,706 related to CCJVs)	326,592	323,956
Total current liabilities	1,076,151	1,031,959
Long-term debt	733,039	737,939
Long-term lease liabilities	81,473	73,638
Deferred income taxes, net	14,487	13,874
Other long-term liabilities	86,486	88,882
Commitments and contingencies (see Note 17)
Equity:
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	—	—
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding: 43,778,784 shares as of June 30, 2025 and 43,424,646 shares as of December 31, 2024	438	434
Additional paid-in capital	430,155	410,739
Accumulated other comprehensive income (loss)	997	(582)
Retained earnings	631,158	604,635
Total Granite Construction Incorporated shareholders’ equity	1,062,748	1,015,226
Non-controlling interests	51,607	64,137
Total equity	1,114,355	1,079,363
Total liabilities and equity	$3,105,991	$3,025,655
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$1,125,964	$1,082,486	$1,825,511	$1,754,761
Cost of revenue	926,865	917,775	1,542,563	1,535,765
Gross profit	199,099	164,711	282,948	218,996
Selling, general and administrative expenses	85,887	70,052	201,798	158,045
Other costs, net	13,253	10,225	22,679	21,235
Gain on sales of property and equipment, net	(3,606)	(1,387)	(5,343)	(2,805)
Operating income	103,565	85,821	63,814	42,521
Other (income) expense
Loss on debt extinguishment	—	27,824	—	27,824
Interest income	(5,761)	(3,600)	(12,029)	(10,302)
Interest expense	7,927	5,337	15,684	13,420
Equity in income of affiliates, net	(3,698)	(4,557)	(4,792)	(8,527)
Other (income) expense, net	(2,462)	1,267	(2,525)	(476)
Total other (income) expense, net	(3,994)	26,271	(3,662)	21,939
Income before income taxes	107,559	59,550	67,476	20,582
Provision for income taxes	27,214	20,693	15,458	11,167
Net income	80,345	38,857	52,018	9,415
Amount attributable to non-controlling interests	(8,645)	(1,962)	(13,974)	(3,503)
Net income attributable to Granite Construction Incorporated	$71,700	$36,895	$38,044	$5,912

Net income per share attributable to common shareholders (see Note 15):
Basic	$1.64	$0.84	$0.87	$0.13
Diluted	$1.42	$0.76	$0.84	$0.13
Weighted average shares outstanding:
Basic	43,746	44,060	43,605	44,024
Diluted	52,755	52,727	52,616	44,593
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$80,345	$38,857	$52,018	$9,415
Other comprehensive income (loss), net of tax
Net unrealized loss on cash flow hedges, net of tax	$—	$(735)	$—	$(146)
Less: reclassification for net gains (losses) included in interest expense, net of tax	—	(144)	185	82
Net change	$—	$(879)	$185	$(64)
Foreign currency translation adjustments, net	932	(141)	1,394	(547)
Other comprehensive income (loss), net of tax	$932	$(1,020)	$1,579	$(611)
Comprehensive income, net of tax	$81,277	$37,837	$53,597	$8,804
Non-controlling interests in comprehensive income, net of tax	(8,645)	(1,962)	(13,974)	(3,503)
Comprehensive income attributable to Granite Construction Incorporated, net of tax	$72,632	$35,875	$39,623	$5,301
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited - in thousands, except share data)

	Outstanding Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Granite Shareholders’ Equity	Non-controlling Interests	Total Equity
Balances at March 31, 2025	43,737,491	$437	$427,804	$65	$565,223	$993,529	$44,763	$1,038,292
Net income	—	—	—	—	71,700	71,700	8,645	80,345
Other comprehensive income	—	—	—	932	—	932	—	932
Repurchases of common stock (1)	(2,518)	—	(109)	—	—	(109)	—	(109)
Restricted stock units (“RSUs”) vested	38,748	1	(1)	—	—	—	—	—
Dividends on common stock ($0.13 per share)	—	—	74	—	(5,765)	(5,691)	—	(5,691)
Transactions with non-controlling interests	—	—	—	—	—	—	(1,801)	(1,801)
Stock-based compensation expense and other	5,063	—	2,387	—	—	2,387	—	2,387
Balances at June 30, 2025	43,778,784	$438	$430,155	$997	$631,158	$1,062,748	$51,607	$1,114,355

Balances at March 31, 2024	44,149,644	$441	$479,679	$1,290	$465,048	$946,458	$58,147	$1,004,605
Net income	—	—	—	—	36,895	36,895	1,962	38,857
Other comprehensive loss	—	—	—	(1,020)	—	(1,020)	—	(1,020)
Repurchases of common stock (1)	(231,133)	(1)	(13,220)	—	(505)	(13,726)	—	(13,726)
RSUs vested	24,046	—	—	—	—	—	—	—
Dividends on common stock ($0.13 per share)	—	—	79	—	(5,759)	(5,680)	—	(5,680)
Capped call transactions	—	—	(34,189)	—	—	(34,189)	—	(34,189)
Redemption of warrants	—	—	466	—	—	466	—	466
Exercise of bond hedge	(260,883)	(3)	3	—	—	—	—	—
Transactions with non-controlling interests	—	—	—	—	—	—	(4,351)	(4,351)
Stock-based compensation expense and other	4,834	—	2,453	—	—	2,453	—	2,453
Balances at June 30, 2024	43,686,508	$437	$435,271	$270	$495,679	$931,657	$55,758	$987,415
(1) Represents shares withheld related to employee taxes for RSUs vested under our equity incentive plans in 2025 and 2024, as well as 225,000 shares repurchased under our share repurchase program in 2024.

	Outstanding Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Granite Shareholders’ Equity	Non-controlling Interests	Total Equity
Balances at December 31, 2024	43,424,646	$434	$410,739	$(582)	$604,635	$1,015,226	$64,137	$1,079,363
Net income	—	—	—	—	38,044	38,044	13,974	52,018
Other comprehensive income	—	—	—	1,579	—	1,579	—	1,579
Repurchases of common stock (1)	(200,738)	(2)	(15,315)	—	—	(15,317)	—	(15,317)
RSUs vested	550,360	6	(6)	—	—	—	—	—
Dividends on common stock ($0.13 per share per quarter)	—	—	144	—	(11,521)	(11,377)	—	(11,377)
Transactions with non-controlling interests	—	—	—	—	—	—	(26,504)	(26,504)
Stock-based compensation expense and other	4,516	—	34,593	—	—	34,593	—	34,593
Balances at June 30, 2025	43,778,784	$438	$430,155	$997	$631,158	$1,062,748	$51,607	$1,114,355

Balances at December 31, 2023	43,944,118	$439	$474,134	$881	$501,844	$977,298	$49,668	$1,026,966
Net income	—	—	—	—	5,912	5,912	3,503	9,415
Other comprehensive loss	—	—	—	(611)	—	(611)	—	(611)
Repurchases of common stock (1)	(366,567)	(3)	(20,636)	—	(505)	(21,144)	—	(21,144)
RSUs vested	365,440	4	(4)	—	—	—	—	—
Dividends on common stock ($0.13 per share per quarter)	—	—	152	—	(11,572)	(11,420)	—	(11,420)
Capped call transactions	—	—	(34,189)	—	—	(34,189)	—	(34,189)
Redemption of warrants	—	—	466	—	—	466	—	466
Exercise of bond hedge	(260,883)	(3)	3	—	—	—	—	—
Transactions with non-controlling interests	—	—	—	—	—	—	2,587	2,587
Stock-based compensation expense and other	4,400	—	15,345	—	—	15,345	—	15,345
Balances at June 30, 2024	43,686,508	$437	$435,271	$270	$495,679	$931,657	$55,758	$987,415
(1) Represents shares withheld related to employee taxes for RSUs vested under our equity incentive plans in 2025 and 2024, as well as 200 and 225,000 shares repurchased under our share repurchase program in 2025 and 2024, respectively.
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - in thousands)

Six Months Ended June 30,	2025	2024
Operating activities:
Net income	$52,018	$9,415
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	65,368	58,468
Amortization related to long-term debt	2,163	2,334
Non-cash loss on debt extinguishment	—	27,824
Gain on sales of property and equipment, net	(5,343)	(2,805)
Stock-based compensation	34,632	15,084
Equity in net income from unconsolidated construction joint ventures	(3,814)	(752)
Net income from affiliates	(4,792)	(8,527)
Other non-cash adjustments	(207)	(348)
Changes in assets and liabilities:
Receivables	(192,494)	(109,787)
Contract assets, net	40,197	(28,028)
Inventories	(18,319)	(15,172)
Contributions to unconsolidated construction joint ventures	(9,163)	(2,000)
Distributions from unconsolidated construction joint ventures and affiliates	5,550	15,861
Other assets, net	7,221	16,461
Accounts payable	35,920	50,680
Accrued expenses and other liabilities, net	(3,499)	(6,624)
Net cash provided by operating activities	$5,438	$22,084
Investing activities:
Purchases of marketable securities	(172,578)	—
Maturities of marketable securities	17,600	25,000
Purchases of property and equipment	(61,022)	(66,861)
Proceeds from sales of property and equipment	8,346	4,229
Cash paid for purchase price adjustments on business acquisition	—	(13,183)
Other investing activities	399	693
Net cash used in investing activities	$(207,255)	$(50,122)
Financing activities:
Proceeds from issuance of convertible notes	—	373,750
Debt principal repayments	(552)	(309,808)
Capped call transactions	—	(46,046)
Debt issuance costs	—	(9,654)
Cash dividends paid	(11,338)	(11,452)
Repurchases of common stock	(15,317)	(21,144)
Contributions from non-controlling partners	—	17,000
Distributions to non-controlling partners	(27,250)	(16,372)
Other financing activities, net	(39)	847
Net cash used in financing activities	$(54,496)	$(22,879)
Net decrease in cash and cash equivalents	(256,313)	(50,917)
Cash and cash equivalents at beginning of period	578,330	417,663
Cash and cash equivalents at end of period	$322,017	$366,746

Supplementary Information:
Right of use assets obtained in exchange for lease obligations	$22,942	$10,849
Cash paid during the period for:
Operating lease liabilities	$13,591	$11,197
Interest	$13,229	$12,444
Income taxes	$8,509	$2,940
Other non-cash operating activities:
Deferred taxes related to capped call transactions	$—	$11,857
Non-cash investing and financing activities:
RSUs issued, net of forfeitures	$38,452	$19,992
Dividends declared but not paid	$5,691	$5,679
Contributions from non-controlling partners	$746	$1,959
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  General
Basis of Presentation: The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (“we,” “us,” “our,” the “Company” or “Granite”) pursuant to the rules and regulations of the Securities and Exchange Commission, are unaudited and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024 (“Annual Report”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to state fairly our financial position at June 30, 2025 and the results of our operations and cash flows for the periods presented. The December 31, 2024 condensed consolidated balance sheet data included herein was derived from audited consolidated financial statements but does not include all disclosures required by U.S. GAAP.
Seasonality: Our operations are typically affected more by weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability. Therefore, the results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year.
Subsequent Events:
Fifth Amended and Restated Credit Agreement
On August 5, 2025, we entered into the Fifth Amended and Restated Credit Agreement (the “A&R Credit Agreement”), which provides for (1) a $600.0 million senior secured revolving credit facility (the “Revolver”), (2) a $600.0 million senior secured term loan (the "Initial Term Loan") and (3) an additional $75.0 million senior secured term loan (see Note 14 for further information).
Warren Paving Acquisition
On August 5, 2025, we completed the acquisition of Slats Lucas, LLC and Warren Paving, Inc. (collectively, “Warren Paving”) for $540.0 million, subject to customary closing adjustments. We purchased all of the outstanding equity interests in Warren Paving, which is a vertically-integrated asphalt contractor and aggregate producer with operations along the Gulf Coast and Mississippi River. This acquisition aligns with our strategy to expand our presence into new geographies with future growth opportunities while supporting our existing operations, particularly the Materials segment.
Papich Construction Acquisition
On August 5, 2025, we completed the acquisition of Papich Construction Company, Inc. (“Papich Construction”) for $170.0 million, subject to customary closing adjustments. We purchased all of the issued and outstanding common stock of Papich Construction, which is a provider of construction services and materials in California’s Central Coast and Central Valley regions. This acquisition aligns with our strategy of enhancing our vertical integration by strengthening our existing home markets.
These acquisitions were funded with proceeds from the Initial Term Loan, a $10.0 million draw on our Revolver and from cash on hand. The initial accounting for these transactions is incomplete as we are still in the preliminary stages of assessing the fair value of the underlying net tangible and intangible assets. The results of Warren Paving and Papich Construction will be included in our consolidated results beginning in the third quarter of 2025.
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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which amended the guidance in ASC 810 to require entities to consider the existing factors in ASC 805 when identifying the accounting acquirer in a transaction achieved primarily through an exchange of equity interests in which the legal acquiree is a variable interest entity (VIE) that meets the definition of a business. The guidance is effective for fiscal years beginning after December 15, 2026, and interim reporting periods within those fiscal years. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provided a practical expedient for all entities for the calculation of current expected credit losses on current accounts receivable and current contract assets. The amendments will be effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.
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
No other new accounting pronouncements were recently issued or adopted that had or are expected to have a material impact on our financial statements.
3. Acquisition
Dickerson & Bowen, Inc.
On August 9, 2024, we completed the acquisition of Dickerson & Bowen, Inc. ("D&B") for $125.5 million in cash, subject to customary closing adjustments. D&B is an aggregates, asphalt and highway construction company serving central and southern Mississippi which expanded our footprint in that region. D&B’s customers are in both the public and private sectors. We have accounted for this transaction in accordance with Accounting Standards Codification ("ASC") Topic 805, Business Combinations (“ASC 805”).
D&B's results have been included in the Construction and Materials segments since the acquisition date. Revenue attributable to D&B for the three and six months ended June 30, 2025 was $22.7 million and $38.3 million, respectively. Gross profit attributable to D&B for the three and six months ended June 30, 2025 was $2.8 million and $4.9 million, respectively.
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
For the purpose of the preliminary purchase price allocation, the contractual purchase price has been adjusted to exclude $4.0 million in cash acquired and include closing adjustments, resulting in an updated purchase price of $121.2 million. The tangible and identifiable intangible assets acquired, net of liabilities assumed, were $24.9 million and $27.9 million, respectively. This generated acquired goodwill of $68.4 million, none of which is tax deductible. The most significant assets acquired were $38.1 million of property and equipment and an $18.2 million customer relationships intangible asset.
During the three and six months ended June 30, 2025, we made immaterial measurement period adjustments to reflect facts and circumstances in existence as of the acquisition date.

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
In our review of these changes for the three and six months ended June 30, 2025 and 2024, we did not identify any material amounts that should have been recorded in a prior period.
The projects with increases from revisions in estimates, which individually had an impact of $5.0 million or more on gross profit, are summarized as follows (dollars in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Number of projects with upward estimate changes	1	—	3	1
Range of increase in gross profit, net	$6.8	$—	$6.3 - 9.8	$6.1
Increase to project profitability, net	$6.8	$—	$22.9	$4.7
Increase to net income	$5.1	$—	$17.1	$4.7
Increase to net income attributable to Granite Construction Incorporated	$5.1	$—	$17.1	$4.7
Increase to net income per diluted share attributable to common shareholders	$0.10	$—	$0.33	$0.11
The increase during the three and six months ended June 30, 2025 was due to settlement of outstanding claims and production at a higher rate than anticipated and acceleration of project schedule. The increase during the six months ended June 30, 2024 was due to changes in the estimated transaction price related to unresolved contract modifications resulting from revisions to project work plans, permitting and schedule. None of the increases above had an impact on non-controlling interest.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The projects with decreases from revisions in estimates, which individually had an impact of $5.0 million or more on gross profit, are summarized as follows (dollars in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Number of projects with downward estimate changes	1	2	2	3
Range of reduction in gross profit, net	$5.4	$5.3 - 10.1	$6.8 - 14.3	$5.9 - 17.8
Decrease to project profitability, net	$5.4	$15.5	$21.1	$30.2
Decrease to net income	$4.1	$11.9	$15.8	$23.2
Amounts attributable to non-controlling interests	$—	$2.7	$—	$3.2
Decrease to net income attributable to Granite Construction Incorporated	$4.1	$9.2	$15.8	$19.9
Decrease to net income per diluted share attributable to common shareholders	$0.08	$0.17	$0.30	$0.45
The decreases during the three and six months ended June 30, 2025 and 2024 were due to additional costs related to changes in project duration, lower productivity than originally anticipated, and increased labor and materials costs.

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
The following table presents our revenue disaggregated by reportable segment, by customer type for our Construction segment and product line for our Materials segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Construction segment revenue:
Public	$651,923	$696,710	$1,047,808	$1,116,527
Private	285,503	221,244	504,236	396,640
Total Construction segment revenue	$937,426	$917,954	1,552,044	1,513,167
Materials segment revenue:
Aggregates	$59,643	$54,347	$100,045	$90,436
Asphalt	128,625	109,372	173,063	150,185
Other	270	813	359	973
Total Materials segment revenue	$188,538	$164,532	$273,467	$241,594
Total revenue	$1,125,964	$1,082,486	$1,825,511	$1,754,761
6.  Unearned Revenue
The following table presents our unearned revenue disaggregated by customer type as of the respective periods:

(in thousands)	June 30, 2025	December 31, 2024
Public	$3,455,602	$2,801,273
Private	657,951	783,105
Total	$4,113,553	$3,584,378
All unearned revenue is in the Construction segment. Approximately $3.0 billion of the June 30, 2025 unearned revenue is expected to be recognized within the next twelve months and the remaining amount will be recognized thereafter.
7.  Contract Assets and Liabilities
As a result of changes in contract transaction price related to performance obligations that were satisfied or partially satisfied prior to the end of the periods, we recognized revenue of $68.8 million and $93.1 million during the three months ended June 30, 2025 and 2024, respectively, and $118.3 million and $177.4 million during the six months ended June 30, 2025 and 2024, respectively. The changes in contract transaction price for the three and six months ended June 30, 2025 and 2024 were from items such as executed or estimated change orders, contract modifications and claims.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
As of June 30, 2025 and December 31, 2024, the aggregate claim recovery estimates included in contract asset and liability balances were $12.6 million and $46.6 million, respectively.
The components of the contract asset balances as of the respective dates were as follows:

(in thousands)	June 30, 2025	December 31, 2024
Costs in excess of billings and estimated earnings	$134,647	$139,436
Contract retention	154,578	188,917
Total contract assets	$289,225	$328,353
As of June 30, 2025 and December 31, 2024, no contract retention receivables individually exceeded 10% of total contract assets. The December 31, 2024 contract retention balance included $29.2 million from Brightline Trains Florida LLC, all of which was collected in the first quarter of 2025. The majority of the contract retention balance is expected to be collected within one year.
As work is performed, revenue is recognized and the corresponding contract liabilities are reduced. We recognized revenue of $105.1 million and $55.0 million during the three months ended June 30, 2025 and 2024, respectively, and $312.9 million and $253.3 million during the six months ended June 30, 2025 and 2024, respectively, that was included in the contract liability balances at December 31, 2024 and 2023, respectively.
The components of the contract liability balances as of the respective dates were as follows:

(in thousands)	June 30, 2025	December 31, 2024
Billings in excess of costs and estimated earnings, net of retention	$288,517	$288,495
Provisions for losses	12,282	11,176
Total contract liabilities	$300,799	$299,671
8.  Receivables, net
Receivables include billed and unbilled amounts for services provided to clients for which we have an unconditional right to payment as of the end of the applicable period and generally do not bear interest. The following table presents major categories of receivables:

(in thousands)	June 30, 2025	December 31, 2024
Contracts completed and in progress:
Billed	$290,058	$250,656
Unbilled	218,096	127,776
Total contracts completed and in progress	508,154	378,432
Materials sales	109,836	55,770
Other	87,711	78,309
Total gross receivables	705,701	512,511
Less: allowance for credit losses	713	769
Total net receivables	$704,988	$511,742
Included in other receivables at June 30, 2025 and December 31, 2024 were items such as estimated recovery from back charge claims, notes receivable and income and other tax refunds receivable. Other receivables at June 30, 2025 and December 31, 2024 also included $25.0 million of working capital contributions in the form of a loan to a partner in one of our unconsolidated construction joint ventures, plus accrued interest. None of our customers had a receivable balance in excess of 10% of our total net receivables as of June 30, 2025 or December 31, 2024.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
9.  Fair Value Measurement
The following tables summarize significant assets and liabilities measured at fair value in the condensed consolidated balance sheets on a recurring basis for each of the fair value measurement levels (in thousands):

	Fair Value Measurement at Reporting Date Using
June 30, 2025	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$62,507	$—	$—	$62,507
Commercial paper	$4,996	$—	$—	$4,996
Total assets	$67,503	$—	$—	$67,503
Accrued and other current liabilities
Heating oil swaps	$—	$302	$—	$302
Total liabilities	$—	$302	$—	$302

December 31, 2024
Cash equivalents
Money market funds	$73,031	$—	$—	$73,031
Total assets	$73,031	$—	$—	$73,031
Accrued and other current liabilities
Heating oil swaps	$—	$531	$—	$531
Diesel collars	—	177	—	177
Total liabilities	$—	$708	$—	$708
Commodity Derivatives
We have entered into collar contracts and commodity swaps to reduce our price exposure on diesel consumption and heating oil consumption, respectively. The collars and swaps were not designated as hedges and will be treated as a mark-to-market derivative instruments through their maturity dates. The financial statement impact of the collar contracts and commodity swaps for the three and six months ended June 30, 2025 and 2024 was immaterial.
Other Assets and Liabilities
The carrying values and estimated fair values of financial instruments that are not required to be recorded at fair value in the condensed consolidated balance sheets were as follows:

		June 30, 2025		December 31, 2024
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Held-to-maturity marketable securities (1)
Corporate notes and bonds	Level 1	$61,798	$61,886	$—	$—
U.S. Government and agency obligations	Level 1	$54,545	$54,480	$7,311	$7,312
Commercial paper	Level 1	$34,125	$34,104	$—	$—
Municipal notes and bonds	Level 1	$15,881	$15,880	$—	$—
Liabilities (including current maturities):
3.75% Convertible Notes (2)	Level 2	$373,750	$779,457	$373,750	$738,724
3.25% Convertible Notes (2)	Level 2	$373,750	$512,088	$373,750	$491,582
(1) All marketable securities were classified as held-to-maturity as of the periods presented. Of the above balances, $63.3 million and $7.3 million were short-term marketable securities on our condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively and $98.1 million were long-term marketable securities on our condensed consolidated balance sheets as of June 30, 2025. Our long-term marketable securities have varying maturities between one and three years.

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
During the six months ended June 30, 2025 and 2024, we had no material nonfinancial asset and liability fair value adjustments.
10.  Construction Joint Ventures
We participate in various construction joint ventures. We have determined that certain of these joint ventures are consolidated because they are variable interest entities and we are the primary beneficiary. We continually evaluate whether there are changes in the status of the VIEs or changes to the primary beneficiary designation of the VIE. Based on our assessments during the three and six months ended June 30, 2025, we determined no change was required for existing joint ventures.
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
Consolidated Construction Joint Ventures (“CCJVs”)
As of June 30, 2025, we were engaged in nine active CCJV projects. Our proportionate share of the equity in these joint ventures was between 50.0% and 70.0%. During the three months ended June 30, 2025 and 2024, total revenue from CCJVs was $89.3 million and $92.2 million, respectively, and during the six months ended June 30, 2025 and 2024, total revenue from CCJV's was $163.9 million and $163.8 million, respectively. During the six months ended June 30, 2025 and 2024, CCJVs provided $74.5 million and $8.6 million of operating cash flows, respectively. As of June 30, 2025, our share of revenue remaining to be recognized on these CCJVs was $331.0 million and ranged from $0.4 million to $178.1 million by project.
Unconsolidated Construction Joint Ventures
As of June 30, 2025, we were engaged in three active unconsolidated construction joint venture projects. Our proportionate share of the equity in these unconsolidated construction joint ventures ranged from 30.0% to 50.0%. As of June 30, 2025, our share of the revenue remaining to be recognized on these unconsolidated construction joint ventures was $16.1 million and ranged from $0.2 million to $14.2 million by project.
The following is summary financial information related to unconsolidated construction joint ventures:

(in thousands)	June 30, 2025	December 31, 2024
Assets
Cash, cash equivalents and marketable securities	$123,101	$94,856
Other current assets (1)	570,255	599,625
Noncurrent assets	18,274	35,886
Less: partners’ interest	489,675	498,872
Granite’s interest (1),(2)	$221,955	$231,495
Liabilities
Current liabilities	$131,253	$151,655
Less: partners’ interest and adjustments (3)	58,449	57,437
Granite’s interest	$72,804	$94,218
Equity in construction joint ventures (4)	$149,151	$137,277
(1) Included in this balance and in accrued expenses and other current liabilities on the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024 was $55.5 million related to performance guarantees (see Note 13).
(2) Included in this balance as of June 30, 2025 and December 31, 2024 was $66.9 million related to Granite’s share of estimated cost recovery of customer affirmative claims. In addition, this balance included $0.8 million and $1.7 million related to Granite’s share of estimated recovery of back charge claims as of June 30, 2025 and December 31, 2024, respectively.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
(3) Partners’ interest and adjustments includes amounts to reconcile total net assets as reported by our partners to Granite’s interest adjusted to reflect our accounting policies and estimates primarily related to contract forecast differences.
(4) Included in this balance and in accrued expenses and other current liabilities on our condensed consolidated balance sheets was $4.3 million and $3.7 million as of June 30, 2025 and December 31, 2024, respectively, related to deficits in unconsolidated construction joint ventures, which includes provisions for losses.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Revenue
Total	$(411)	$21,648	$3,661	$30,365
Less: partners’ interest and adjustments (1)	(6,374)	14,455	(7,220)	12,942
Granite’s interest	$5,963	$7,193	$10,881	$17,423
Cost of revenue
Total	$15,286	$27,346	$32,820	$46,097
Less: partners’ interest and adjustments (1)	11,551	18,106	25,135	28,376
Granite’s interest	$3,735	$9,240	$7,685	$17,721
Granite’s interest in gross profit (loss)	$2,228	$(2,047)	$3,196	$(298)
Net Income (Loss)
Total	$(14,511)	$(3,950)	$(26,972)	$(12,099)
Less: partners’ interest and adjustments (1)	(17,108)	(2,412)	(30,786)	(12,851)
Granite’s interest in net income (loss) (2)	$2,597	$(1,538)	$3,814	$752
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
11.  Investments in Affiliates
Our investments in affiliates balance consists of equity method investments in the following types of entities:

(in thousands)	June 30, 2025	December 31, 2024
Foreign	$73,813	$72,075
Real estate	4,526	4,552
Asphalt terminal	16,754	17,404
Total investments in affiliates	$95,093	$94,031
The following table provides summarized balance sheet information for our affiliates accounted for under the equity method on a combined basis:

(in thousands)	June 30, 2025	December 31, 2024
Current assets	$198,940	$205,235
Noncurrent assets	126,945	130,451
Total assets	$325,885	$335,686
Current liabilities	$62,954	$68,679
Long-term liabilities (1)	45,259	45,007
Total liabilities	$108,213	$113,686
Net assets	$217,672	$222,000
Granite’s share of net assets	$95,093	$94,031
(1)This balance is primarily related to local bank debt for equipment purchases and debt associated with our real estate ventures.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Affiliate assets as of June 30, 2025 included $251.1 million of foreign affiliate assets, $38.8 million of assets in real estate ventures and $36.0 million of assets in the asphalt terminal entity.
12.  Property and Equipment, net
Balances of major classes of assets and total accumulated depreciation and depletion are included in property and equipment, net in the condensed consolidated balance sheets as follows:

(in thousands)	June 30, 2025	December 31, 2024
Equipment and vehicles	$1,228,406	$1,211,208
Quarry property	256,635	256,043
Land and land improvements	142,767	128,124
Buildings and leasehold improvements	114,942	115,147
Office furniture and equipment	80,092	75,078
Property and equipment	$1,822,842	$1,785,600
Less: accumulated depreciation and depletion	1,108,656	1,069,416
Property and equipment, net	$714,186	$716,184
13.  Accrued Expenses and Other Current Liabilities

(in thousands)	June 30, 2025	December 31, 2024
Accrued insurance	$94,479	$80,797
Payroll and related employee benefits	97,077	119,510
Performance guarantees	55,488	55,488
Short-term lease liabilities	22,548	20,165
Other	57,000	47,996
Total	$326,592	$323,956
Other includes deficits in unconsolidated construction joint ventures, dividends payable, taxes payable, interest payable, warranty reserves, asset retirement obligations, remediation reserves and other miscellaneous accruals, none of which were greater than 5% of total current liabilities at any of the presented dates.
14.  Long-Term Debt and Credit Arrangements

(in thousands)	June 30, 2025	December 31, 2024
3.25% Convertible Notes due 2030	$373,750	$373,750
3.75% Convertible Notes due 2028	373,750	373,750
Debt issuance costs and other	(7,124)	(8,452)
Total debt	$740,376	$739,048
Less: current maturities	7,337	1,109
Total long-term debt	$733,039	$737,939
Credit Agreement
In June 2022, we entered into the Fourth Amended and Restated Credit Agreement (the "Credit Agreement") which had an original maturity date of June 2, 2027. The Credit Agreement consisted of a $350.0 million senior secured, five-year revolving credit facility (the “Prior Revolver”), and included an accordion feature that allowed us to increase borrowings up to the greater of (a) $200.0 million and (b) 100% of twelve-month trailing consolidated EBITDA, subject to lender approval. The Credit Agreement included a $150.0 million sublimit for letters of credit ($75.0 million for financial letters of credit) and a $20.0 million sublimit for swingline loans.
We could borrow under the Prior Revolver, at our option, at either (a) the Secured Overnight Financing Rate (“SOFR”) term rate plus a credit adjustment spread plus applicable margin ranging from 1.0% to 2.0%, or (b) a base rate plus an applicable margin ranging from zero to 1.0%. The applicable margin was based on our Consolidated Leverage Ratio (as

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
defined in the Credit Agreement), calculated quarterly. As of June 30, 2025, the total unused availability under the Credit Agreement was $330.4 million, resulting from $19.6 million in issued and outstanding letters of credit and no amount drawn under the Prior Revolver. The letters of credit had expiration dates between September 2025 and June 2026.
On August 5, 2025, we entered into the A&R Credit Agreement which replaced the Credit Agreement and provides for (1) a $600.0 million Revolver, (2) a $600.0 million senior secured Initial Term Loan and (3) an additional $75.0 million senior secured term loan (the “Delayed Draw Term Loan” and together with the Initial Term Loan, the “Term Loans”). The Delayed Draw Term Loan may be borrowed from the closing date of the A&R Credit Agreement until six months after the closing date, subject to certain terms as described in the A&R Credit Agreement.

We may borrow under the A&R Credit Agreement, at our option, at either (a) a term SOFR plus an applicable margin initially and through the delivery of the March 31, 2026 compliance certificate of 1.75% and then ranging from 1.25% to 2.0%, or (b) a base rate plus an applicable margin initially and through the delivery of the March 31, 2026 compliance certificate of 0.75% and then ranging from 0.25% to 1.0%. After delivery of the March 31, 2026 compliance certificate, the applicable margin will be based on our consolidated leverage ratio set forth on the most recent compliance certificate delivered quarterly. The Term Loans and Revolver will mature on August 5, 2030.
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
Covenants and Events of Default
Our Credit Agreement required us to comply with various affirmative, restrictive and financial covenants, including the financial covenants described below. Our failure to comply with these covenants would have constituted an event of default under the Credit Agreement. Additionally, the 3.25% Convertible Notes and 3.75% Convertible Notes are governed by the terms and conditions of their respective indentures. Our failure to pay principal, interest or other amounts when due or within the relevant grace period on our 3.25% Convertible Notes, our 3.75% Convertible Notes or our Credit Agreement would constitute an event of default under the 3.25% Convertible Notes indenture or the 3.75% Convertible Notes indenture and would have constituted an event of default under the Credit Agreement. A default under our Credit Agreement would have resulted in (i) us no longer being entitled to borrow under such facility; (ii) the termination of such facility; (iii) the requirement that any letters of credit under such facility be cash collateralized; (iv) the acceleration of

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
amounts owed under the Credit Agreement; and/or (v) the foreclosure on any collateral securing the obligations under such facility. A default under the 3.25% Convertible Notes indenture or the 3.75% Convertible Notes indenture could result in acceleration of the maturity of the notes.
The financial covenants under the terms of our Credit Agreement required the maintenance of a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio. As of June 30, 2025, we were in compliance with all covenants contained in the Credit Agreement. We are not aware of any non-compliance by any of our unconsolidated real estate ventures with the covenants contained in their debt agreements.
Debt Issuance Costs
During the three months ended June 30, 2025 and 2024, we recorded $1.0 million and $1.5 million, respectively, and during the six months ended June 30, 2025 and 2024 we recorded $1.9 million and $2.1 million, respectively, of amortization related to debt issuance costs.
15.  Weighted Average Shares Outstanding and Net Income Per Share
The following table presents a reconciliation of the weighted average shares of common stock used in calculating basic and diluted net income per share as well as the calculation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Numerator
Net income attributable to common shareholders for basic earnings per share	$71,700	$36,895	$38,044	$5,912
Add: Interest expense related to Convertible Notes	2,994	3,074	5,988	—
Net income attributable to common shareholders for diluted earnings per share	$74,694	$39,969	$44,032	$5,912
Denominator
Weighted average common shares outstanding, basic	43,746	44,060	43,605	44,024
Add: Dilutive effect of RSUs	543	564	564	569
Add: Dilutive effect of Convertible Notes	8,466	8,103	8,447	—
Weighted average common shares outstanding, diluted	52,755	52,727	52,616	44,593

Net income per share, basic	$1.64	$0.84	$0.87	$0.13
Net income per share, diluted	$1.42	$0.76	$0.84	$0.13
For the three months ended June 30, 2024, an immaterial amount of interest expense related to the 2.75% Convertible Notes and the potential dilution from those notes converting into 35,000 shares of common stock have been excluded from the calculation of diluted earnings per share, as their inclusion would have been anti-dilutive.
For the six months ended June 30, 2024, $6.6 million of interest expense related to the 2.75% Convertible Notes and the 3.75% Convertible Notes and the potential dilution from those convertible notes converting into 8,138,000 shares of common stock have been excluded from the calculation of diluted earnings per share, as their inclusion would have been anti-dilutive.
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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
16.  Income Taxes
The following table presents the provision for income taxes for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Provision for income taxes	$27,214	$20,693	$15,458	$11,167
Effective tax rate	25.3%	34.7%	22.9%	54.3%
Our effective tax rate for the three and six months ended June 30, 2025 is lower than the prior period primarily due to non-deductible debt extinguishment costs incurred in the prior year.
On July 4, 2025, Public Law No. 119-21 known as the “One Big Beautiful Bill Act” (“OBBBA”) was signed into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act of 2017. The effects of the new law are not reflected in the consolidated financial statements as of and for the period ended June 30, 2025 because the legislation was enacted in July. We are currently evaluating the effect of this legislation on our financial statements.
17.  Contingencies - Legal Proceedings
Liabilities relating to legal proceedings and government inquiries, to the extent that we have concluded such liabilities are probable and the amounts of such liabilities are reasonably estimable, are recorded in the consolidated balance sheets. Disclosure is required when a material loss is probable but not reasonably estimable, a material loss is reasonably possible but not probable, or when it is reasonably possible that the amount of a loss will exceed the amount recorded. The total liabilities recorded in our condensed consolidated balance sheets for legal proceedings and government inquiries were immaterial as of June 30, 2025 and December 31, 2024.
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
18. Reportable Segment Information
We manage our operations under two reportable segments, Construction and Materials, which are distinguished by differences in business activities. Our reportable segments are the same as our operating segments and correspond with how our chief operating decision maker, or decision-making group (our “CODM”) regularly reviews financial information to allocate resources and assess performance. As of June 30, 2025, we identified our CODM as our Chief Executive Officer ("CEO") and our Chief Operating Officer ("COO").
Following our COO's retirement on July 4, 2025, our CEO assumed sole responsibility as the CODM. This change did not impact our reportable segments for the current period.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Our CODM evaluates segment performance and makes business decisions based on operating income, which excludes non-operating income or expense. Segment assets include property and equipment, intangibles, goodwill, inventory and equity in construction joint ventures.
Summarized segment information is as follows (in thousands):

Three months ended June 30,	Construction	Materials	Total
2025
Total revenue from reportable segments	$937,426	$251,856	$1,189,282
Elimination of intersegment revenue	—	(63,318)	(63,318)
Revenue	937,426	188,538	1,125,964
Cost of revenue	783,760	143,105	926,865
Gross profit	153,666	45,433	199,099
Selling, general and administrative expenses	48,323	6,022	54,345
Gain on sales of property and equipment, net	(679)	(2,061)	(2,740)
Operating income from reportable segments	$106,022	$41,472	$147,494
Depreciation, depletion and amortization	$19,223	$14,273	$33,496

2024
Total revenue from reportable segments	$917,954	$239,468	$1,157,422
Elimination of intersegment revenue	—	(74,936)	(74,936)
Revenue	917,954	164,532	1,082,486
Cost of revenue	782,582	135,193	917,775
Gross profit	135,372	29,339	164,711
Selling, general and administrative expenses	41,351	5,142	46,493
Gain on sales of property and equipment, net	(1,759)	(34)	(1,793)
Operating income from reportable segments	$95,780	$24,231	$120,011
Depreciation, depletion and amortization	$13,501	$10,917	$24,418

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Six Months Ended June 30,	Construction	Materials	Total
2025
Total revenue from reportable segments	$1,552,044	$357,436	$1,909,480
Elimination of intersegment revenue	—	(83,969)	(83,969)
Revenue	1,552,044	273,467	1,825,511
Cost of revenue	1,312,940	229,623	1,542,563
Gross profit	239,104	43,844	282,948
Selling, general and administrative expenses	110,650	14,567	125,217
Gain on sales of property and equipment, net	(2,528)	(2,130)	(4,658)
Operating income from reportable segments	$130,982	$31,407	$162,389
Depreciation, depletion and amortization	$33,675	$27,828	$61,503
Segment assets as of period end	$615,962	$687,175	$1,303,137

2024
Total revenue from reportable segments	$1,513,167	$328,172	$1,841,339
Elimination of intersegment revenue	—	(86,578)	(86,578)
Revenue	1,513,167	241,594	1,754,761
Cost of revenue	1,320,967	214,798	1,535,765
Gross profit	192,200	26,796	218,996
Selling, general and administrative expenses	90,175	10,284	100,459
Gain on sales of property and equipment, net	(2,981)	(562)	(3,543)
Operating income from reportable segments	$105,006	$17,074	$122,080
Depreciation, depletion and amortization	$27,204	$21,394	$48,598
Segment assets as of period end	$565,222	$570,908	$1,136,130
A reconciliation of operating income from reportable segments to consolidated income before income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Total operating income from reportable segments	$147,494	$120,011	$162,389	$122,080
Corporate selling, general and administrative expenses	31,542	23,559	76,581	57,586
Corporate (gain) loss on sales of property and equipment, net	(866)	406	(685)	738
Other costs, net	13,253	10,225	22,679	21,235
Total operating income	103,565	85,821	63,814	42,521
Total other (income) expense, net	(3,994)	26,271	$(3,662)	$21,939
Income before income taxes	$107,559	$59,550	$67,476	$20,582

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
Current Economic Environment and Outlook
Funding for our public work projects, which account for approximately 80% of our portfolio, is dependent on federal, state, regional and local revenues. At the federal level, the $1.2 trillion Infrastructure Investment and Jobs Act (“IIJA”) has increased federal highway, bridge and transit funding to its highest level in more than six decades with $550 billion in incremental funding over five years. The increased multi-year spending commitment improved the programming visibility for state and local governments and drove an increase in project lettings that started in 2023, and has continued through 2025. With the IIJA ending in September of 2026, discussions are already underway in Congress concerning a replacement bill.
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
Our Committed and Awarded Projects (“CAP”) balance continues to be strong with $6.1 billion at the end of the second quarter of 2025. Our CAP is supported by a positive public funding environment and strength in the private markets we serve, which we believe will provide further opportunities for continued CAP growth.
Acquisitions
Warren Paving
On August 5, 2025, we completed the acquisition of Slats Lucas, LLC and Warren Paving, Inc. (collectively, “Warren Paving”) for $540.0 million, subject to customary closing adjustments. Warren Paving is a vertically-integrated asphalt contractor and aggregate producer with operations along the Gulf Coast and Mississippi River. This acquisition aligns with our strategy to expand our presence into new geographies with future growth opportunities while supporting our existing operations, particularly the Materials segment.
Papich Construction
On August 5, 2025, we completed the acquisition of Papich Construction Company, Inc. (“Papich Construction”) for $170.0 million, subject to customary closing adjustments. Papich Construction is a provider of construction services and materials in California’s Central Coast and Central Valley regions. This acquisition aligns with our strategy of enhancing our vertical integration by strengthening our existing home markets.
On August 5, 2025, we entered into the Fifth Amended and Restated Credit Agreement (the “A&R Credit Agreement”), which provides for (1) a $600.0 million senior secured revolving credit facility (the “Revolver”), (2) a $600.0 million senior secured term loan (the “Initial Term Loan”) and (3) an additional $75.0 million senior secured term loan.
The Warren Paving and Papich Construction acquisitions were funded with proceeds from the Initial Term Loan, a $10.0 million draw on our Revolver and from cash on hand. The results of Warren Paving and Papich Construction will be included in our consolidated results beginning in the third quarter of 2025.
Dickerson & Bowen, Inc.
As previously disclosed, we acquired Dickerson & Bowen, Inc. (“D&B”) on August 9, 2024. D&B is an aggregates, asphalt, and highway construction company serving central and southern Mississippi. The results of operations of D&B are included in our consolidated financial statements from the date of acquisition, which impacts comparability to the applicable prior periods. See Note 3 of “Notes to the Condensed Consolidated Financial Statements” for further information.

Results of Operations
Our operations are typically affected more by inclement weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability. Therefore, the results of operations of a given quarter are not indicative of the results to be expected for the full year.
The following table presents a financial summary for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Total revenue	$1,125,964	$1,082,486	$1,825,511	$1,754,761
Gross profit	$199,099	$164,711	$282,948	$218,996
Selling, general and administrative expenses	$85,887	$70,052	$201,798	$158,045
Other costs, net	$13,253	$10,225	$22,679	$21,235
Operating income	$103,565	$85,821	$63,814	$42,521
Total other (income) expense, net	$(3,994)	$26,271	$(3,662)	$21,939
Amount attributable to non-controlling interests	$(8,645)	$(1,962)	$(13,974)	$(3,503)
Net income attributable to Granite Construction Incorporated	$71,700	$36,895	$38,044	$5,912
Revenue
Total Revenue by Segment

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2025		2024		2025		2024
Construction	$937,426	83.3%	$917,954	84.8%	$1,552,044	85.0%	$1,513,167	86.2%
Materials	188,538	16.7	164,532	15.2	273,467	15.0	241,594	13.8
Total	$1,125,964	100.0%	$1,082,486	100.0%	$1,825,511	100.0%	$1,754,761	100.0%
Construction Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2025		2024		2025		2024
Public	$651,923	69.5%	$696,710	75.9%	$1,047,808	67.5%	$1,116,527	73.8%
Private	285,503	30.5	221,244	24.1	504,236	32.5	396,640	26.2
Total	$937,426	100.0%	$917,954	100.0%	$1,552,044	100.0%	$1,513,167	100.0%
Construction revenue for the three and six months ended June 30, 2025 increased by $19.5 million and $38.9 million, or 2.1% and 2.6%, respectively, when compared to 2024. This increase was primarily driven by $17.1 million and $27.2 million of construction revenue from the recently acquired D&B business during the three and six months ended June 30, 2025, respectively. Our remaining Construction revenue was consistent year-over-year as increases from new projects were largely offset by projects completed in the second half of the prior year. With increased CAP as of the end of the second quarter, compared to the same period in the prior year, we expect Construction revenue to accelerate in the second half of the year.
Materials Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2025		2024		2025		2024
Aggregates	$59,643	31.6%	$54,347	33.0%	$100,045	36.6%	$90,436	37.4%
Asphalt	128,625	68.2	109,372	66.5	173,063	63.3	150,185	62.2
Other	270	0.1	813	0.5	359	0.1	973	0.4
Total	$188,538	100.0%	$164,532	100.0%	$273,467	100.0%	$241,594	100.0%

Materials revenue for the three and six months ended June 30, 2025 increased $24.0 million and $31.9 million, or 14.6% and 13.2%, when compared to 2024. This increase was primarily driven by higher aggregates and asphalt volumes and higher aggregate sales prices. Additionally, D&B contributed $5.6 million and $11.1 million of materials revenue for the three and six months ended June 30, 2025, respectively.
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

(dollars in thousands)	June 30, 2025		March 31, 2025		December 31, 2024
Unearned revenue	$4,113,553	67.8%	$3,833,875	66.8%	$3,584,378	67.7%
Other awards	1,950,878	32.2	1,906,140	33.2	1,711,689	32.3
Total	$6,064,431	100.0%	$5,740,015	100.0%	$5,296,067	100.0%

(dollars in thousands)	June 30, 2025		March 31, 2025		December 31, 2024
Customer type:
Public	$4,960,672	81.8%	$4,623,668	80.6%	$4,120,821	77.8%
Private	1,103,759	18.2	1,116,347	19.4	1,175,246	22.2
Total	$6,064,431	100.0%	$5,740,015	100.0%	$5,296,067	100.0%
CAP of $6.1 billion at June 30, 2025 was $324.4 million or 5.7% higher than at March 31, 2025. Significant additions to CAP during the three months ended June 30, 2025 included $292 million for three water infrastructure projects in Nevada, $141 million for two airport projects in California, $111 million for a road and bridge rehabilitation project in Utah, $90 million for two road rehabilitation projects in Nevada and $54 million for a highway project in Alaska. All of these projects are in the public sector.
Non-controlling partners’ share of CAP as of June 30, 2025, March 31, 2025 and December 31, 2024 was $300.1 million, $334.7 million and $331.1 million, respectively.
At June 30, 2025, one contract with remaining CAP of $10 million or more per project had total forecasted losses with remaining revenue of $49.7 million, or 0.8%, of total CAP. Provisions are recognized in the consolidated statements of operations for the full amount of estimated losses on uncompleted contracts whenever evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue.

Gross Profit
The following table presents gross profit by reportable segment for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Construction	$153,666	$135,372	$239,104	$192,200
Percent of segment revenue	16.4%	14.7%	15.4%	12.7%
Materials	45,433	29,339	43,844	26,796
Percent of segment revenue	24.1%	17.8%	16.0%	11.1%
Total gross profit	$199,099	$164,711	$282,948	$218,996
Percent of total revenue	17.7%	15.2%	15.5%	12.5%
Construction gross profit for the three and six months ended June 30, 2025 increased by $18.3 million and $46.9 million, or 13.5% and 24.4%, respectively, when compared to 2024 primarily due to improved project execution across our project portfolio as well as net increases from revisions in estimates due to claim settlements. For further discussion of projects with revisions in estimates which individually had an impact of $5.0 million or more on gross profit, see Note 4 of "Notes to the Condensed Consolidated Financial Statements."
Materials gross profit for the three and six months ended June 30, 2025 increased by $16.1 million, or 54.9%, and $17.0 million, or 63.6%, respectively, when compared to 2024. The increased profit was primarily driven by higher aggregates and asphalt volumes and higher aggregate sales prices.
Selling, General and Administrative Expenses
The following table presents the components of selling, general and administrative expenses for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(dollars in thousands)
Salaries and related expenses	$45,992	$39,981	$101,408	$86,030
Incentive compensation	6,397	2,220	7,065	3,403
Stock-based compensation	2,126	1,753	32,179	14,104
Other selling, general and administrative expenses	31,372	26,098	61,146	54,508
Total selling, general and administrative expenses	$85,887	$70,052	$201,798	$158,045
Percent of revenue	7.6%	6.5%	11.1%	9.0%
Selling, general and administrative ("SG&A") expenses include the costs for estimating and bidding, including offsetting customer reimbursements for portions of our selling/bid submission expenses (i.e., stipends), business development, materials facility permits, and costs related to our operational offices that are not allocated to direct contract costs and expenses related to our corporate functions. Other SG&A expenses include travel and entertainment, outside services, information technology, depreciation, occupancy, training, office supplies, changes in the fair market value of our non-qualified deferred compensation plan liability and other miscellaneous expenses. SG&A expenses can vary depending on the volume of projects in process and the number of employees assigned to estimating and bidding activities. As projects are completed or the volume of work slows down, we temporarily redeploy project employees to bid on new projects, moving their salaries and related costs from cost of revenue to selling expenses. SG&A expenses for the three months ended June 30, 2025 increased $15.8 million compared to the same period in 2024, primarily due to $6.0 million of higher salaries and related expenses due to increased labor costs and a $4.2 million increase in incentive compensation due to improved financial performance. SG&A expenses for the six months ended June 30, 2025 increased $43.8 million compared to the same period in 2024, primarily due to an $18.1 million increase in stock-based compensation due to improved financial performance, as well as $15.4 million of higher salaries and related expenses due to increased labor costs.

Other Costs, net
The following table presents other costs, net for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Other costs, net	$13,253	$10,225	$22,679	$21,235
Other costs, net mainly consist of costs related to the defense of a former Company officer in his ongoing civil litigation with the Securities and Exchange Commission, and remained fairly consistent with the prior year. The year over year increase was primarily due to acquisition-related costs in the current year. See Note 1 and Note 3 of the "Notes to the Condensed Consolidated Financial Statements" for information on our recent acquisitions.
Other (Income) Expense, net
The following table presents other (income) expense, net for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Loss on debt extinguishment	—	27,824	—	27,824
Interest income	$(5,761)	$(3,600)	$(12,029)	$(10,302)
Interest expense	7,927	5,337	15,684	13,420
Equity in income of affiliates, net	(3,698)	(4,557)	(4,792)	(8,527)
Other (income) expense, net	(2,462)	1,267	(2,525)	(476)
Total other (income) expense, net	$(3,994)	$26,271	$(3,662)	$21,939
During the three and six months ended June 30, 2025, total other income, net improved $30.3 million and $25.6 million, respectively, compared to prior year. This change was primarily due to the $27.8 million loss on debt extinguishment in 2024 that did not reoccur in 2025.
Income Taxes
The following table presents the provision for income taxes for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Provision for income taxes	$27,214	$20,693	$15,458	$11,167
Effective tax rate	25.3%	34.7%	22.9%	54.3%
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
On July 4, 2025, Public Law No. 119-21 known as the “One Big Beautiful Bill Act” (“OBBBA”) was signed into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act of 2017. The effects of the new law are not reflected in the consolidated financial statements as of and for the period ended June 30, 2025 because the legislation was enacted in July. We are currently evaluating the effect of this legislation on our financial statements.
See Note 16 of "Notes to the Condensed Consolidated Financial Statements" for more information.

Amount Attributable to Non-controlling Interests
The following table presents the amount attributable to non-controlling interests in consolidated subsidiaries for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Amount attributable to non-controlling interests	$(8,645)	$(1,962)	$(13,974)	$(3,503)
The amount attributable to non-controlling interests represents the non-controlling owners’ share of the net (income) or loss of our consolidated construction joint ventures. During the three and six months ended June 30, 2025 the increase was primarily due to increased profitability on joint venture projects.
Liquidity and Capital Resources
Our primary sources of liquidity are cash and cash equivalents, investments, available borrowing capacity under our A&R Credit Agreement (See Note 1 and Note 14 of the "Notes to the Condensed Consolidated Financial Statements" for information on our A&R Credit Agreement) and cash generated from operations. We may also from time-to-time issue and sell equity, debt or hybrid securities or engage in other capital markets transactions or sell one or more business units or assets. See Note 1 and Note 14 of the "Notes to the Condensed Consolidated Financial Statements" for information on our long-term debt.
Our material cash requirements include paying the costs and expenses associated with our operations, servicing outstanding indebtedness, making capital expenditures and paying dividends on our capital stock. We may also from time to time prepay or repurchase outstanding indebtedness, repurchase shares of our common stock or acquire assets or businesses that are complementary to our operations. See Note 1 and Note 3 of “Notes to the Condensed Consolidated Financial Statements” for information on our recent acquisitions.
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
As of June 30, 2025, our cash and cash equivalents consisted of deposits and money market funds held with established national financial institutions and marketable securities consisting of commercial paper, corporate notes and bonds, Municipal notes and bonds and U.S. Government and agency obligations.
As of June 30, 2025, the total unused availability under our Credit Agreement was $330.4 million, resulting from $19.6 million in issued and outstanding letters of credit and nothing drawn under the Prior Revolver.
On August 5, 2025, we entered into the A&R Credit Agreement, which provides for (1) a $600.0 million Revolver, (2) a $600.0 million Initial Term Loan and (3) an additional $75.0 million senior secured term loan. As of the date of this report, the total unused availability under the Revolver is $570.4 million, resulting from $19.6 million in issued and outstanding letters of credit and $10.0 million of outstanding revolving loans. As of the date of this report, the $600.0 million Initial Term Loan is outstanding, the proceeds of which were used to fund our acquisitions. See Note 1 and Note 14 of “Notes to the Condensed Consolidated Financial Statements.”

In evaluating our liquidity position and needs, we also consider cash and cash equivalents held by our consolidated construction joint ventures (“CCJVs”). The following table presents our cash, cash equivalents and marketable securities, including amounts from our CCJVs, as of the respective dates:

(in thousands)	June 30, 2025	December 31, 2024
Cash and cash equivalents excluding CCJVs	$145,821	$404,436
CCJV cash and cash equivalents (1)	176,196	173,894
Total consolidated cash and cash equivalents	322,017	578,330
Short-term marketable securities (2)	63,284	7,311
Long-term marketable securities (2)	98,069	—
Total cash, cash equivalents and marketable securities	$483,370	$585,641
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
(2)All marketable securities were classified as held-to-maturity and consisted of commercial paper, corporate notes and bonds, Municipal notes and bonds and U.S. Government and agency obligations as of June 30, 2025 and U.S. Government and agency obligations as of December 31, 2024.
Granite’s portion of CCJV cash and cash equivalents was $108.9 million and $106.0 million as of June 30, 2025 and December 31, 2024, respectively. Excluded from the table above is $35.6 million and $28.7 million as of June 30, 2025 and December 31, 2024, respectively, of Granite’s portion of unconsolidated construction joint venture cash and cash equivalents.
Capital Expenditures
Major capital expenditures are typically for aggregate and asphalt production facilities, aggregate reserves, construction equipment, buildings and leasehold improvements and investments in our information technology systems. The timing and amount of such expenditures can vary based on the progress of planned capital projects, the type and size of construction projects, changes in business outlook and other factors. During the six months ended June 30, 2025, we had capital expenditures of $61.0 million, compared to $66.9 million during the six months ended June 30, 2024. We currently anticipate 2025 capital expenditures to be approximately $140 million to $160 million, including approximately $50 million in planned strategic materials investments.
Cash Flows

	Six Months Ended June 30,
(in thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$5,438	$22,084
Investing activities	$(207,255)	$(50,122)
Financing activities	$(54,496)	$(22,879)
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
Cash provided by operating activities of $5.4 million for the six months ended June 30, 2025 represents a $16.6 million decrease in cash provided by operating activities when compared to the same period of 2024. The change was primarily attributable to a $38.5 million decrease in cash provided by working capital, which includes receivables, net contract assets, inventories, other assets, accounts payable and accrued expenses and other liabilities. Additionally, distributions from, net of contributions to, unconsolidated construction joint ventures and affiliates decreased $17.5 million when compared to the same period of 2024. Partially offsetting this was an increase in net income after adjusting for non-cash items of $39.3 million.
Investing activities
Cash used in investing activities of $207.3 million for the six months ended June 30, 2025 represents a $157.1 million increase in cash used in investing activities when compared to the same period of 2024. The change was primarily due to $172.6 million in purchases of marketable securities, partially offset by $13.2 million in cash paid for purchase price adjustments on an acquisition in 2024 that did not occur in 2025.
Financing activities
Cash used in financing activities of $54.5 million for the six months ended June 30, 2025 represents a $31.6 million increase in cash used in financing activities when compared to the same period of 2024. The change was primarily due to increased distributions to non-controlling partners, net of contributions of $27.9 million as well as a decrease in proceeds from debt issuances, net of debt repayments and related charges of $8.8 million. This increase was partially offset by a $5.8 million decrease in repurchases of common stock.
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
Surety Bonds and Real Estate Mortgages
We are generally required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At June 30, 2025, approximately $3.9 billion of our $6.1 billion CAP was bonded. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds when the obligations of the underlying contract have been fulfilled. The ability to maintain bonding capacity requires that we maintain cash and working capital balances satisfactory to our sureties.
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
Covenants and Events of Default
Our A&R Credit Agreement requires us to comply with various affirmative, restrictive and financial covenants, including the financial covenants described below. Our failure to comply with these covenants would constitute an event of default under the A&R Credit Agreement. Additionally, the 3.25% Convertible Notes and 3.75% Convertible Notes are governed by the terms and conditions of their respective indentures. Our failure to pay principal, interest or other amounts when due or within the relevant grace period on our 3.25% Convertible Notes, our 3.75% Convertible Notes or our A&R Credit Agreement would constitute an event of default under the 3.25% Convertible Notes indenture, the 3.75% Convertible Notes indenture or the A&R Credit Agreement. A default under our A&R Credit Agreement could result in (i) us no longer being entitled to borrow under such facility; (ii) the termination of such facility; (iii) the requirement that any letters of credit under such facility be cash collateralized; (iv) the acceleration of amounts owed under the A&R Credit Agreement; and/or (v) the foreclosure on any collateral securing the obligations under such facility. A default under the 3.25% Convertible Notes indenture or the 3.75% Convertible Notes indenture could result in acceleration of the maturity of the notes.
The financial covenants under the terms of the Credit Agreement and our A&R Credit Agreement require the maintenance of a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio. As of June 30, 2025, we were in compliance with the covenants in the Credit Agreement.

Share Repurchase Program
As announced on February 3, 2022, on February 1, 2022, the Board of Directors authorized us to purchase up to $300.0 million of our common stock at management’s discretion (the “2022 authorization”). There were 200 shares repurchased under the 2022 authorization in the six months ended June 30, 2025, and $189.5 million remained available under the 2022 authorization as of June 30, 2025.
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
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of June 30, 2025, there has been no material change in our exposure to market risk from what was previously disclosed in our Annual Report except as disclosed in Note 9 of “Notes to the Condensed Consolidated Financial Statements” regarding diversification of our investment portfolio.
Item 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS
The description of the matters set forth in Part I, Item I of this Report under Note 17 of “Notes to the Condensed Consolidated Financial Statements” is incorporated herein by reference.
Item 1A.    RISK FACTORS
There have been no material changes in the risk factors previously disclosed in “Item 1A. Risk Factors” in our Annual Report.
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended June 30, 2025:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
April 1, 2025 through April 30, 2025	202	$76.33	—	$189,528,083
May 1, 2025 through May 31, 2025	473	$86.34	—	$189,528,083
June 1, 2025 through June 30, 2025	1,843	$90.88	—	$189,528,083
	2,518	$88.86	—
(1)All shares purchased during the period were in connection with employee tax withholding for restricted stock units vested under our equity incentive plans.
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
Item 5.    OTHER INFORMATION
Trading Arrangements
During the three months ended June 30, 2025, none of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

GRANITE CONSTRUCTION INCORPORATED

Date:	August 7, 2025	By:	/s/ Staci M. Woolsey
Staci M. Woolsey
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)