Form 10-Q
period 2025-09-30
GRANITE CONSTRUCTION INC
filed 2025-11-06
CIK 861459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 31, 2025.

Class	Outstanding
Common stock, $0.01 par value	43,649,806

PART I. FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited - in thousands, except share and per share data)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents ($165,534 and $173,894 related to consolidated construction joint ventures (“CCJVs”))	$441,804	$578,330
Short-term marketable securities	105,437	7,311
Receivables, net ($38,836 and $33,708 related to CCJVs)	836,149	511,742
Contract assets ($31,942 and $115,834 related to CCJVs)	261,263	328,353
Inventories	145,239	108,175
Equity in construction joint ventures	154,152	140,928
Other current assets ($3,415 and $3,982 related to CCJVs)	36,023	41,824
Total current assets	1,980,067	1,716,663
Property and equipment, net ($5,240 and $6,792 related to CCJVs)	1,199,605	716,184
Long-term marketable securities	69,303	—
Investments in affiliates	94,643	94,031
Goodwill	391,660	214,465
Intangible assets, net	181,040	127,886
Right of use assets	152,406	89,791
Other noncurrent assets	76,596	66,635
Total assets	$4,145,320	$3,025,655

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$371,990	$1,109
Accounts payable ($43,562 and $74,745 related to CCJVs)	527,625	407,223
Contract liabilities ($68,319 and $80,096 related to CCJVs)	327,237	299,671
Accrued expenses and other current liabilities ($3,067 and $4,706 related to CCJVs)	407,425	323,956
Total current liabilities	1,634,277	1,031,959
Long-term debt	966,346	737,939
Long-term lease liabilities	125,915	73,638
Deferred income taxes, net	118,158	13,874
Other long-term liabilities	95,643	88,882
Commitments and contingencies (see Note 17)
Equity:
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	—	—
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding: 43,736,765 shares as of September 30, 2025 and 43,424,646 shares as of December 31, 2024	437	434
Additional paid-in capital	426,143	410,739
Accumulated other comprehensive income (loss)	868	(582)
Retained earnings	728,332	604,635
Total Granite Construction Incorporated shareholders’ equity	1,155,780	1,015,226
Non-controlling interests	49,201	64,137
Total equity	1,204,981	1,079,363
Total liabilities and equity	$4,145,320	$3,025,655
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$1,433,498	$1,275,510	$3,259,009	$3,030,271
Cost of revenue	1,172,950	1,072,561	2,715,513	2,608,326
Gross profit	260,548	202,949	543,496	421,945
Selling, general and administrative expenses	101,645	91,650	303,443	249,695
Other costs, net	16,019	8,543	38,698	29,778
Gain on sales of property and equipment, net	(767)	(1,542)	(6,110)	(4,347)
Operating income	143,651	104,298	207,465	146,819
Other (income) expense:
(Gain) loss on debt extinguishment	—	(272)	—	27,552
Interest income	(5,986)	(7,513)	(18,015)	(17,815)
Interest expense	13,367	7,905	29,051	21,325
Equity in income of affiliates, net	(4,946)	(4,394)	(9,738)	(12,921)
Other income, net	(6,309)	(874)	(8,834)	(1,350)
Total other (income) expense, net	(3,874)	(5,148)	(7,536)	16,791
Income before income taxes	147,525	109,446	215,001	130,028
Provision for income taxes	38,128	25,469	53,586	36,636
Net income	109,397	83,977	161,415	93,392
Amount attributable to non-controlling interests	(6,468)	(5,026)	(20,442)	(8,529)
Net income attributable to Granite Construction Incorporated	$102,929	$78,951	$140,973	$84,863

Net income per share attributable to common shareholders (see Note 15):
Basic	$2.35	$1.81	$3.23	$1.93
Diluted	$1.98	$1.57	$2.83	$1.79
Weighted average shares outstanding:
Basic	43,783	43,696	43,665	43,914
Diluted	53,556	52,366	52,968	52,585
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$109,397	$83,977	$161,415	$93,392
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on cash flow hedges, net of tax	$239	$(547)	$239	$(693)
Less: reclassification for net gains included in interest expense, net of tax	—	436	185	518
Net change	$239	$(111)	$424	$(175)
Foreign currency translation adjustments, net	(368)	278	1,026	(269)
Other comprehensive income (loss), net of tax	$(129)	$167	$1,450	$(444)
Comprehensive income, net of tax	$109,268	$84,144	$162,865	$92,948
Non-controlling interests in comprehensive income, net of tax	(6,468)	(5,026)	(20,442)	(8,529)
Comprehensive income attributable to Granite Construction Incorporated, net of tax	$102,800	$79,118	$142,423	$84,419
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited - in thousands, except share data)

	Outstanding Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Granite Shareholders’ Equity	Non-controlling Interests	Total Equity
Balances at June 30, 2025	43,778,784	$438	$430,155	$997	$631,158	$1,062,748	$51,607	$1,114,355
Net income	—	—	—	—	102,929	102,929	6,468	109,397
Other comprehensive loss	—	—	—	(129)	—	(129)	—	(129)
Repurchases of common stock (1)	(56,802)	(1)	(6,281)	—	—	(6,282)	—	(6,282)
Restricted stock units (“RSUs”) vested	14,848	—	—	—	—	—	—	—
Dividends on common stock ($0.13 per share)	—	—	67	—	(5,755)	(5,688)	—	(5,688)
Transactions with non-controlling interests	—	—	—	—	—	—	(8,874)	(8,874)
Stock-based compensation expense and other	(65)	—	2,202	—	—	2,202	—	2,202
Balances at September 30, 2025	43,736,765	$437	$426,143	$868	$728,332	$1,155,780	$49,201	$1,204,981

Balances at June 30, 2024	43,686,508	$437	$435,271	$270	$495,679	$931,657	$55,758	$987,415
Net income	—	—	—	—	78,951	78,951	5,026	83,977
Other comprehensive income	—	—	—	167	—	167	—	167
Repurchases of common stock (1)	(3,546)	—	(241)	—	—	(241)	—	(241)
RSUs vested	10,264	—	—	—	—	—	—	—
Dividends on common stock ($0.13 per share)	—	—	73	—	(5,753)	(5,680)	—	(5,680)
Common stock issued in debt redemption	11,665	—	—	—	—	—	—	—
Transactions with non-controlling interests	—	—	—	—	—	—	1,801	1,801
Stock-based compensation expense and other	(50)	—	2,240	—	—	2,240	—	2,240
Balances at September 30, 2024	43,704,841	$437	$437,343	$437	$568,877	$1,007,094	$62,585	$1,069,679
(1) Represents shares withheld related to employee taxes for RSUs vested under our equity incentive plans in 2025 and 2024, as well as 51,120 shares repurchased under our share repurchase program in 2025.

	Outstanding Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Granite Shareholders’ Equity	Non-controlling Interests	Total Equity
Balances at December 31, 2024	43,424,646	$434	$410,739	$(582)	$604,635	$1,015,226	$64,137	$1,079,363
Net income	—	—	—	—	140,973	140,973	20,442	161,415
Other comprehensive income	—	—	—	1,450	—	1,450	—	1,450
Repurchases of common stock (1)	(257,540)	(3)	(21,597)	—	—	(21,600)	—	(21,600)
RSUs vested	565,208	6	(6)	—	—	—	—	—
Dividends on common stock ($0.13 per share per quarter)	—	—	209	—	(17,276)	(17,067)	—	(17,067)
Transactions with non-controlling interests	—	—	—	—	—	—	(35,378)	(35,378)
Stock-based compensation expense and other	4,451	—	36,798	—	—	36,798	—	36,798
Balances at September 30, 2025	43,736,765	$437	$426,143	$868	$728,332	$1,155,780	$49,201	$1,204,981

Balances at December 31, 2023	43,944,118	$439	$474,134	$881	$501,844	$977,298	$49,668	$1,026,966
Net income	—	—	—	—	84,863	84,863	8,529	93,392
Other comprehensive loss	—	—	—	(444)	—	(444)	—	(444)
Repurchases of common stock (1)	(370,113)	(3)	(20,877)	—	(505)	(21,385)	—	(21,385)
RSUs vested	375,704	4	(4)	—	—	—	—	—
Dividends on common stock ($0.13 per share per quarter)	—	—	225	—	(17,325)	(17,100)	—	(17,100)
Capped call transactions	—	—	(34,189)	—	—	(34,189)	—	(34,189)
Redemption of warrants	—	—	466	—	—	466	—	466
Common stock issued in debt redemption	11,665	—	—	—	—	—	—	—
Exercise of bond hedge	(260,883)	(3)	3	—	—	—	—	—
Transactions with non-controlling interests	—	—	—	—	—	—	4,388	4,388
Stock-based compensation expense and other	4,350	—	17,585	—	—	17,585	—	17,585
Balances at September 30, 2024	43,704,841	$437	$437,343	$437	$568,877	$1,007,094	$62,585	$1,069,679
(1) Represents shares withheld related to employee taxes for RSUs vested under our equity incentive plans in 2025 and 2024, as well as 51,320 and 225,000 shares repurchased under our share repurchase program in 2025 and 2024, respectively.
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - in thousands)

Nine Months Ended September 30,	2025	2024
Operating activities:
Net income	$161,415	$93,392
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	113,615	92,283
Amortization related to long-term debt	3,347	3,400
Non-cash loss on debt extinguishment	—	27,552
Gain on sales of property and equipment, net	(6,110)	(4,347)
Stock-based compensation	36,845	17,325
Equity in net (income) loss from unconsolidated construction joint ventures	(5,401)	651
Net income from affiliates	(9,738)	(12,921)
Other non-cash adjustments	233	(165)
Changes in assets and liabilities:
Receivables	(247,391)	(115,321)
Contract assets, net	97,803	(11,799)
Inventories	(4,659)	(1,367)
Contributions to unconsolidated construction joint ventures	(9,163)	(3,218)
Distributions from unconsolidated construction joint ventures and affiliates	9,096	28,792
Other assets, net	2,726	14,779
Accounts payable	86,247	104,477
Accrued expenses and other liabilities, net	60,747	50,036
Net cash provided by operating activities	$289,612	$283,549
Investing activities:
Purchases of marketable securities	(238,371)	(6,977)
Maturities of marketable securities	70,415	31,500
Purchases of property and equipment	(87,730)	(108,167)
Proceeds from sales of property and equipment	10,921	6,739
Acquisitions of businesses, net of cash acquired (See Note 3)	(705,278)	(122,448)
Cash paid for purchase price adjustments on business acquisition	—	(13,183)
Other investing activities	2,250	1,429
Net cash used in investing activities	$(947,793)	$(211,107)
Financing activities:
Proceeds from long-term debt	610,000	—
Proceeds from issuance of convertible notes	—	373,750
Debt principal repayments	(10,831)	(310,226)
Capped call transactions	—	(46,046)
Redemption of warrants	—	(497)
Debt issuance costs	(2,558)	(10,053)
Cash dividends paid	(17,030)	(17,131)
Repurchases of common stock	(21,600)	(21,384)
Contributions from non-controlling partners	3,345	20,500
Distributions to non-controlling partners	(39,625)	(18,072)
Other financing activities, net	(46)	1,340
Net cash provided by (used in) financing activities	$521,655	$(27,819)
Net increase (decrease) in cash and cash equivalents	(136,526)	44,623
Cash and cash equivalents at beginning of period	578,330	417,663
Cash and cash equivalents at end of period	$441,804	$462,286

Supplementary Information:
Right of use assets obtained in exchange for lease obligations	$28,236	$23,146
Cash paid during the period for:
Operating lease liabilities	$22,991	$17,532
Interest	$13,416	$12,686
Income taxes	$26,726	$9,762
Other non-cash operating activities:
Deferred taxes related to capped call transactions	$—	$11,857
Non-cash investing and financing activities:
RSUs issued, net of forfeitures	$39,580	$20,309
Dividends declared but not paid	$5,689	$5,682
Contributions from non-controlling partners	$902	$1,959
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  General
Basis of Presentation: The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (“we,” “us,” “our,” the “Company” or “Granite”) pursuant to the rules and regulations of the Securities and Exchange Commission, are unaudited and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024 (“Annual Report”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to state fairly our financial position at September 30, 2025 and the results of our operations and cash flows for the periods presented. The December 31, 2024 condensed consolidated balance sheet data included herein was derived from audited consolidated financial statements but does not include all disclosures required by U.S. GAAP.
Share Repurchase Program: As announced on February 3, 2022, on February 1, 2022, the Board of Directors authorized us to purchase up to $300.0 million of our common stock at management’s discretion. During the three and nine months ended September 30, 2025, we repurchased 51,120 shares and 51,320 shares, respectively, under this authorization. During the three and nine months ended September 30, 2024 there were no shares and 225,000 shares, respectively, repurchased under the authorization. The share repurchases are included in Repurchases of common stock on the Condensed Consolidated Statements of Shareholders’ Equity and within Financing activities on the Condensed Consolidated Statement of Cash Flows. As of September 30, 2025, $183.9 million of the authorization remained available.
Seasonality: Our operations are typically affected more by weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability. Therefore, the results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year.
Subsequent Events: On October 3, 2025, we completed the acquisition of Cinderlite Trucking Corporation (“Cinderlite”), for $58.5 million in cash, subject to customary closing adjustments. We purchased all of the outstanding equity interest of Cinderlite, which is a construction materials, landscape supply, and transportation company in Carson City, Nevada. This acquisition aligns with our strategy of enhancing our vertical integration by strengthening our existing home markets.
On October 1, 2025, we drew the additional $75.0 million senior secured term loan (see Note 14), which was used, in part, to fund the Cinderlite acquisition. This term loan was repaid on October 31, 2025. The results of Cinderlite will be included in our consolidated results beginning in the fourth quarter of 2025 and are not expected to have a material impact on our results of operations.
2.  Recently Issued and Adopted Accounting Pronouncements
We closely monitor all Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”) and other authoritative guidance.
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
In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which amended the guidance in Accounting Standards Codification (“ASC”) 810 to require entities to consider the existing factors in ASC 805 when identifying the accounting acquirer in a transaction achieved primarily through an exchange of equity interests in which the legal acquiree is a variable interest entity (VIE) that meets the definition of a business. The guidance is effective for fiscal years beginning after December 15, 2026, and interim reporting periods within those fiscal years. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which aims to modernize the guidance to better align with current software development practices. The amendments will be effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.
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
3. Acquisitions
Warren Paving Acquisition
On August 5, 2025, we completed the acquisition of Slats Lucas, LLC and Warren Paving, Inc. (collectively, “Warren Paving”) for $540.0 million in cash, subject to customary closing adjustments. We purchased all of the outstanding equity interests in Warren Paving, which is a vertically-integrated asphalt contractor and aggregate producer with operations along the Gulf Coast and Mississippi River. This acquisition aligns with our strategy to expand our presence into new geographies with future growth opportunities while supporting our existing operations, particularly the Materials segment. Warren Paving’s customers are in both the public and private sectors. We have accounted for this transaction in accordance with ASC Topic 805, Business Combinations (“ASC 805”).
Warren Paving's results have been included in the Construction and Materials segments since the acquisition date. Revenue attributable to Warren Paving for the three and nine months ended September 30, 2025 was $59.7 million. Gross profit attributable to Warren Paving for the three and nine months ended September 30, 2025 was $13.0 million.
Preliminary Purchase Price Allocation
In accordance with ASC 805, the preliminary purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, as presented in the table below. This purchase price allocation is preliminary and has not been finalized due to the recent timing of the acquisition, as certain information is pending as of the date of this filing to finalize estimates of fair value of certain assets acquired and liabilities assumed. As we continue to integrate the acquired business, we may obtain additional information on the acquired tangible and identifiable intangible net assets which, if significant, may require revisions to preliminary valuation assumptions, estimates and the resulting fair values presented herein. We expect to finalize these amounts within 12 months from the acquisition date.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following table presents the preliminary purchase price allocation:

(in thousands)
Assets:
Cash and cash equivalents	$4,217
Receivables	39,120
Contract assets	609
Inventories	28,425
Other current assets	112
Property and equipment	419,079
Right of use assets	55,767
Other noncurrent assets	4,436
Total tangible assets	551,765
Identifiable intangible assets	46,600
Liabilities:
Accounts payable	19,139
Contract liabilities	2,218
Accrued expenses and other current liabilities	14,682
Long-term lease liabilities	47,353
Deferred income taxes, net	103,760
Other long-term liabilities	7,000
Total liabilities assumed	194,152
Total tangible and identifiable net assets acquired	404,213
Goodwill	137,749
Preliminary purchase price (1)	$541,962
(1)The preliminary purchase price includes customary closing adjustments.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. The factors that contributed to the recognition of goodwill from this acquisition include strengthening and expanding our vertically-integrated Southeast home market and the assembled workforce. We recorded $137.7 million of goodwill, none of which is tax deductible. Of the acquired goodwill, $24.7 million was allocated to the Construction segment and $113.0 million was allocated to the Materials segment.
Identifiable Intangible Assets
The following table lists identifiable intangible assets from the Warren Paving acquisition that are included in intangible assets in the condensed consolidated balance sheets as of September 30, 2025 (in thousands):

	Useful Lives (Years)	Gross Value	Accumulated Amortization	Net Value
Customer relationships	20	$12,500	$(104)	$12,396
Trademarks/trade name	10	9,700	(162)	9,538
Permits	10	20,000	(333)	19,667
Backlog	1	4,400	(518)	3,882
Total intangible assets		$46,600	$(1,117)	$45,483
The amortization expense related to the acquired identifiable intangible assets for the three and nine months ended September 30, 2025 was included in cost of revenue and selling, general and administrative expenses in the condensed consolidated statements of operations. All of the acquired identifiable intangible assets will be amortized on a straight-line

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
basis. Amortization expense related to the acquired identifiable intangible asset balances at September 30, 2025 is expected to be recorded in the future as follows: $1.7 million in the remainder of 2025; $6.7 million in 2026, $3.6 million in each year from 2027 to 2030; and $22.7 million thereafter.
Pro Forma Financial Information
The unaudited pro forma financial information in the table below summarizes the combined results of operations of Granite and Warren Paving as though the companies had been combined as of January 1, 2024. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2024, nor does it intend to be a projection of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited, in thousands)	2025	2024	2025	2024
Revenue	$1,464,436	$1,337,974	$3,408,831	$3,210,608
Net income attributable to Granite Construction Incorporated	$111,068	$74,902	$147,580	$61,114
These amounts have been calculated after applying Granite’s accounting policies and adjusting the results of Warren Paving to reflect the additional depreciation and amortization that would have been recorded assuming the fair value adjustments to property and equipment and intangible assets had been applied starting on January 1, 2024. Additionally, these amounts reflect adjustment for additional interest that would have been incurred as result of incurring debt for the acquisition over the periods in the pro forma financial information. Acquisition-related expenses related to Warren Paving that were incurred during the three and nine months ended September 30, 2025 are reflected in the nine months ended September 30, 2024 due to the assumed timing of the transaction. The statutory tax rate of 26% was used for both 2025 and 2024 for the pro forma adjustments.
During the three and nine months ended September 30, 2025, we incurred $11.5 million and $12.5 million, respectively, of acquisition-related costs associated with the Warren Paving acquisition which were primarily related to professional services and located in Other costs, net on the Condensed Consolidated Statement of Operations.
Papich Construction Acquisition
On August 5, 2025, we completed the acquisition of Papich Construction Company, Inc. (“Papich Construction”) for $170.0 million in cash, subject to customary closing adjustments. We purchased all of the issued and outstanding common stock of Papich Construction, which is a provider of construction services and materials in California’s Central Coast and Central Valley regions. This acquisition aligns with our strategy of enhancing our vertical integration by strengthening our existing home markets. Papich Construction’s customers are in both the public and private sectors.
Papich Construction's results have been included in the Construction and Materials segments since the acquisition date. Revenue attributable to Papich Construction for the three and nine months ended September 30, 2025 was $38.7 million. Gross profit attributable to Papich Construction for the three and nine months ended September 30, 2025 was $3.8 million.
Preliminary Purchase Price Allocation
In accordance with ASC 805, the preliminary purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, as presented in the table below. This purchase price allocation is preliminary and has not been finalized due to the recent timing of the acquisition, as certain information is pending as of the date of this filing to finalize estimates of fair value of certain assets acquired and liabilities assumed. As we continue to integrate the acquired business, we may obtain additional information on the acquired tangible and identifiable intangible net assets which, if significant, may require revisions to preliminary valuation assumptions, estimates and the resulting fair values presented herein. We expect to finalize these amounts within 12 months from the acquisition date.
For the purpose of this allocation, the contractual purchase price has been adjusted to include customary closing adjustments, resulting in a preliminary purchase price of $173.4 million. Based on our preliminary purchase price allocation, the net tangible and identifiable intangible assets acquired were $119.0 million and $15.6 million, respectively, resulting in acquired goodwill of $38.8 million, all of which is expected to be tax deductible. The identifiable intangible assets acquired consisted of backlog, permits and customer relationships. Of the acquired goodwill, $5.3 million is in the Materials segment and $33.5 million is in the Construction segment. The most significant assets acquired were $85.8 million of property and equipment and $33.6 million of accounts receivable.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The factors that contributed to the recognition of goodwill from this acquisition include the strengthening of our vertically-integrated California home market and the assembled workforce.
Pro Forma Financial Information
The unaudited pro forma financial information in the table below summarizes the combined results of operations of Granite and Papich Construction as though the companies had been combined as of January 1, 2024. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2024, nor does it intend to be a projection of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited, in thousands)	2025	2024	2025	2024
Revenue	$1,452,705	$1,319,863	$3,364,348	$3,133,256
Net income attributable to Granite Construction Incorporated	$104,014	$79,401	$148,374	$87,475
These amounts have been calculated after applying Granite’s accounting policies and adjusting the results of Papich Construction to reflect the additional depreciation and amortization that would have been recorded assuming the fair value adjustments to property and equipment and intangible assets had been applied starting on January 1, 2024. Additionally, these amounts reflect adjustment for additional interest that would have been incurred as result of incurring debt for the acquisition over the periods in the pro forma financial information. Acquisition-related expenses related to Papich Construction that were incurred during the three and nine months ended September 30, 2025 are reflected in the nine months ended September 30, 2024 due to the assumed timing of the transaction. The statutory tax rate of 26% was used for both 2025 and 2024 for the pro forma adjustments.
During the three and nine months ended September 30, 2025, we incurred $1.5 million and $3.1 million, respectively, of acquisition-related costs associated with the Papich Construction acquisition which were primarily related to professional services and located in Other costs, net on the Condensed Consolidated Statement of Operations.
Dickerson & Bowen, Inc.
On August 9, 2024, we completed the acquisition of Dickerson & Bowen, Inc. (“D&B”) for $125.5 million in cash, subject to customary closing adjustments. D&B is an aggregates, asphalt and highway construction company serving central and southern Mississippi which expanded our footprint in that region. D&B’s customers are in both the public and private sectors.
D&B's results have been included in the Construction and Materials segments since the acquisition date. Revenue attributable to D&B for the three and nine months ended September 30, 2025 was $21.3 million and $59.6 million, respectively. Gross profit attributable to D&B for the three and nine months ended September 30, 2025 was $3.1 million and $8.0 million, respectively.
Purchase Price Allocation
In accordance with ASC 805, the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. For the purpose of the purchase price allocation, the contractual purchase price has been adjusted to exclude $4.0 million in cash acquired and include closing adjustments, resulting in an updated purchase price of $121.2 million. The tangible and identifiable intangible assets acquired, net of liabilities assumed, were $24.9 million and $27.9 million, respectively. This generated acquired goodwill of $68.4 million, none of which is tax deductible. The most significant assets acquired were $38.1 million of property and equipment and an $18.2 million customer relationships intangible asset.
During the nine months ended September 30, 2025, we made immaterial measurement period adjustments to reflect facts and circumstances in existence as of the acquisition date. We finalized the purchase price allocation during the third quarter of 2025.

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
In our review of these changes for the three and nine months ended September 30, 2025 and 2024, we did not identify any material amounts that should have been recorded in a prior period.
The projects with increases from revisions in estimates, which individually had an impact of $5.0 million or more on gross profit, are summarized as follows (dollars in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Number of projects with upward estimate changes	2	2	7	2
Range of increase in gross profit, net	$5.0 - 8.3	$5.4 - 5.7	$5.2 - 9.8	$5.2 - 6.2
Increase to project profitability, net	$13.3	$11.1	$50.8	$11.4
Increase to net income	$9.9	$8.5	$37.7	$8.7
Amounts attributable to non-controlling interests	$—	$—	$5.1	$—
Increase to net income attributable to Granite Construction Incorporated	$9.9	$8.5	$32.6	$8.7
Increase to net income per diluted share attributable to common shareholders	$0.18	$0.16	$0.62	$0.17
The increases during the three months ended September 30, 2025 were due to decreases in estimated costs from mitigated risks and production at a higher rate than anticipated. The increases during the three months ended September 30, 2024 were due to changes in the estimated amount of probable recovery on outstanding claims and decreases in estimated costs from mitigated risks. The increases during the nine months ended September 30, 2025 were due to settlement of outstanding claims, decreases in estimated costs from mitigated risks, production at a higher rate than anticipated and acceleration of project schedule. The increases during the nine months ended September 30, 2024 were due to changes in the estimated amount of probable recovery on outstanding claims and changes in the estimated transaction price related to unresolved contract modifications resulting from revisions to project work plans, permitting and scheduling.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The projects with decreases from revisions in estimates, which individually had an impact of $5.0 million or more on gross profit, are summarized as follows (dollars in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Number of projects with downward estimate changes	1	—	3	4
Range of reduction in gross profit, net	$5.9	$—	$6.8 - 15.1	$5.3 - 22.0
Decrease to project profitability, net	$5.9	$—	$32.5	$44.2
Decrease to net income	$4.4	$—	$24.1	$33.8
Amounts attributable to non-controlling interests	$—	$—	$—	$5.4
Decrease to net income attributable to Granite Construction Incorporated	$4.4	$—	$24.1	$28.5
Decrease to net income per diluted share attributable to common shareholders	$0.08	$—	$0.46	$0.54
The decrease during the three months ended September 30, 2025 was due to additional costs related to changes in project duration, net of estimated probable recovery. The decreases during the nine months ended September 30, 2025 and 2024 were due to additional costs related to changes in project duration, net of estimated probable recovery, lower productivity than originally anticipated, and increased labor and materials costs.
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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following table presents our revenue disaggregated by reportable segment, by customer type for our Construction segment and product line for our Materials segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Construction segment revenue:
Public	$880,416	$828,268	$1,928,224	$1,944,795
Private	282,097	252,437	786,333	649,077
Total Construction segment revenue	$1,162,513	$1,080,705	$2,714,557	$2,593,872
Materials segment revenue:
Aggregates	$100,849	$57,086	$200,894	$147,522
Asphalt	169,290	137,658	342,353	287,843
Other	846	61	1,205	1,034
Total Materials segment revenue	$270,985	$194,805	$544,452	$436,399
Total revenue	$1,433,498	$1,275,510	$3,259,009	$3,030,271
6.  Unearned Revenue
The following table presents our unearned revenue disaggregated by customer type as of the respective periods:

(in thousands)	September 30, 2025	December 31, 2024
Public	$3,694,624	$2,801,273
Private	630,705	783,105
Total	$4,325,329	$3,584,378
All unearned revenue is in the Construction segment. Approximately $3.2 billion of the September 30, 2025 unearned revenue is expected to be recognized within the next twelve months and the remaining amount will be recognized thereafter.
7.  Contract Assets and Liabilities
As a result of changes in contract transaction price related to performance obligations that were satisfied or partially satisfied prior to the end of the periods, we recognized revenue of $47.3 million and $43.3 million during the three months ended September 30, 2025 and 2024, respectively, and $165.6 million and $220.7 million during the nine months ended September 30, 2025 and 2024, respectively. The changes in contract transaction price for the three and nine months ended September 30, 2025 and 2024 were from items such as executed or estimated change orders, contract modifications and claims.
As of September 30, 2025 and December 31, 2024, the aggregate claim recovery estimates included in contract asset and liability balances were $27.2 million and $46.6 million, respectively.
The components of the contract asset balances as of the respective dates were as follows:

(in thousands)	September 30, 2025	December 31, 2024
Costs in excess of billings and estimated earnings	$98,732	$139,436
Contract retention	162,531	188,917
Total contract assets	$261,263	$328,353
As of September 30, 2025 and December 31, 2024, no contract retention receivables individually exceeded 10% of total contract assets. The December 31, 2024 contract retention balance included $29.2 million from Brightline Trains Florida LLC, all of which was collected in the first quarter of 2025. The majority of the contract retention balance is expected to be collected within one year.
As work is performed, revenue is recognized and the corresponding contract liabilities are reduced. We recognized revenue of $28.5 million and $16.7 million during the three months ended September 30, 2025 and 2024, respectively, and $341.4

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
million and $270.0 million during the nine months ended September 30, 2025 and 2024, respectively, that was included in the contract liability balances at December 31, 2024 and 2023, respectively.
The components of the contract liability balances as of the respective dates were as follows:

(in thousands)	September 30, 2025	December 31, 2024
Billings in excess of costs and estimated earnings, net of retention	$317,974	$288,495
Provisions for losses	9,263	11,176
Total contract liabilities	$327,237	$299,671
8.  Receivables, net
Receivables include billed and unbilled amounts for services provided to clients for which we have an unconditional right to payment as of the end of the applicable period and generally do not bear interest. The following table presents major categories of receivables:

(in thousands)	September 30, 2025	December 31, 2024
Contracts completed and in progress:
Billed	$380,665	$250,656
Unbilled	233,327	127,776
Total contracts completed and in progress	613,992	378,432
Materials sales	147,549	55,770
Other	75,891	78,309
Total gross receivables	837,432	512,511
Less: allowance for credit losses	1,283	769
Total net receivables	$836,149	$511,742
Included in other receivables at September 30, 2025 and December 31, 2024 were items such as estimated recovery from back charge claims, notes receivable and income and other tax refunds receivable. Other receivables at September 30, 2025 and December 31, 2024 also included $25.0 million of working capital contributions in the form of a loan to a partner in one of our unconsolidated construction joint ventures, plus accrued interest. None of our customers had a receivable balance in excess of 10% of our total net receivables as of September 30, 2025 or December 31, 2024.
9.  Fair Value Measurement
The following tables summarize significant assets and liabilities measured at fair value in the condensed consolidated balance sheets on a recurring basis for each of the fair value measurement levels (in thousands):

	Fair Value Measurement at Reporting Date Using
September 30, 2025	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$98,608	$—	$—	$98,608
Commercial paper	77,169	—	—	77,169
Other current assets:
Interest rate swaps	$—	$321	$—	$321
Total assets	$175,777	$321	$—	$176,098
Accrued and other current liabilities:
Heating oil swaps	$—	$35	$—	$35
Total liabilities	$—	$35	$—	$35

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

December 31, 2024
Cash equivalents:
Money market funds	$73,031	$—	$—	$73,031
Total assets	$73,031	$—	$—	$73,031
Accrued and other current liabilities:
Heating oil swaps	$—	$531	$—	$531
Diesel collars	—	177	—	177
Total liabilities	$—	$708	$—	$708
Interest Rate Swaps
In September 2025, we entered into two interest rate swaps designated as cash flow hedges with an effective date of January 2026. The two cash flow hedges had a combined initial notional amount of $350 million and mature in August of 2030. The interest rate swaps are designed to convert the interest rate on our Term Loans (as defined below) under our Fifth Amended and Restated Credit Agreement (the “Credit Agreement”) (See Note 14) from a variable interest rate of Secured Overnight Financing Rate (“SOFR”) plus an applicable margin to a fixed rate of 3.218% plus the same applicable margin. The interest rate swap is measured at fair value on the consolidated balance sheet using the income approach, which discounts the future net cash settlements expected under the derivative contracts to a present value. These valuations primarily utilize indirectly observable inputs, including contractual terms, interest rates, and yield curves observable at commonly quoted intervals.
Commodity Derivatives
We have entered into collar contracts and commodity swaps to reduce our price exposure on diesel consumption and heating oil consumption, respectively. The collars and swaps were not designated as hedges and will be treated as a mark-to-market derivative instruments through their maturity dates. The financial statement impact of the collar contracts and commodity swaps for the three and nine months ended September 30, 2025 and 2024 was immaterial.
Other Assets and Liabilities
The carrying values and estimated fair values of financial instruments that are not required to be recorded at fair value in the condensed consolidated balance sheets were as follows:

		September 30, 2025		December 31, 2024
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Held-to-maturity marketable securities (1)
Corporate notes and bonds	Level 1	$61,788	$62,035	$—	$—
U.S. Government and agency obligations	Level 1	$19,717	$19,724	$7,311	$7,312
Commercial paper	Level 1	$154,507	$154,479	$—	$—
Municipal notes and bonds	Level 1	$15,906	$15,932	$—	$—
Liabilities (including current maturities):
3.75% Convertible Notes (2)	Level 2	$373,750	$902,672	$373,750	$738,724
3.25% Convertible Notes (2)	Level 2	$373,750	$573,665	$373,750	$491,582
Credit Agreement - Term Loan (2)	Level 3	$600,000	$605,256	$—	$—
Credit Agreement - Revolver (2)	Level 3	$—	$—	$—	$—
(1) All marketable securities were classified as held-to-maturity as of the periods presented. Of the above balances, $105.4 million and $7.3 million were short-term marketable securities on our condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively and $69.3 million were long-term marketable securities on our condensed consolidated balance sheets as of September 30, 2025. Our long-term marketable securities have varying maturities between one and three years.
(2) The fair values of our 3.25% convertible senior notes due 2030 (the “3.25% Convertible Notes”) and our 3.75% convertible senior notes due 2028 (the “3.75% Convertible Notes”) are based on the median price of the notes in an active market. The fair value of the Credit Agreement is based on borrowing rates available to us for long-term loans with similar terms, average maturities and credit risk. See Note 14 for more information about our convertible notes and the Credit Agreement.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
During the nine months ended September 30, 2025 and 2024, we had no material nonfinancial asset and liability fair value adjustments.
10.  Construction Joint Ventures
We participate in various construction joint ventures. We have determined that certain of these joint ventures are consolidated because they are variable interest entities and we are the primary beneficiary. We continually evaluate whether there are changes in the status of the VIEs or changes to the primary beneficiary designation of the VIE. Based on our assessments during the three and nine months ended September 30, 2025, we determined no change was required for existing joint ventures.
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
Consolidated Construction Joint Ventures (“CCJVs”)
As of September 30, 2025, we were engaged in nine active CCJV projects. Our proportionate share of the equity in these joint ventures was between 50.0% and 70.0%. During the three months ended September 30, 2025 and 2024, total revenue from CCJVs was $86.1 million and $101.3 million, respectively, and during the nine months ended September 30, 2025 and 2024, total revenue from CCJV's was $250.0 million and $265.1 million, respectively. During the nine months ended September 30, 2025 and 2024, CCJVs provided $89.0 million and $33.0 million of operating cash flows, respectively. As of September 30, 2025, our share of revenue remaining to be recognized on these CCJVs was $395.0 million and ranged from $0.8 million to $269.6 million by project.
Unconsolidated Construction Joint Ventures
As of September 30, 2025, we were engaged in two active unconsolidated construction joint venture projects. Our proportionate share of the equity in these unconsolidated construction joint ventures ranged from 30.0% to 40.0%. As of September 30, 2025, our share of the revenue remaining to be recognized on these unconsolidated construction joint ventures was $8.5 million and ranged from $0.8 million to $7.7 million by project.
The following is summary financial information related to unconsolidated construction joint ventures:

(in thousands)	September 30, 2025	December 31, 2024
Assets
Cash, cash equivalents and marketable securities	$120,627	$94,856
Other current assets (1)	572,992	599,625
Noncurrent assets	18,281	35,886
Less: partners’ interest	489,372	498,872
Granite’s interest (1),(2)	$222,528	$231,495
Liabilities
Current liabilities	$120,139	$151,655
Less: partners’ interest and adjustments (3)	48,350	57,437
Granite’s interest	$71,789	$94,218
Equity in construction joint ventures (4)	$150,739	$137,277
(1) Included in this balance and in accrued expenses and other current liabilities on the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024 was $55.5 million related to performance guarantees (see Note 13).
(2) Included in this balance as of September 30, 2025 and December 31, 2024 was $66.9 million related to Granite’s share of estimated cost recovery of customer affirmative claims. In addition, this balance included $0.8 million and $1.7 million related to Granite’s share of estimated recovery of back charge claims as of September 30, 2025 and December 31, 2024, respectively.
(3) Partners’ interest and adjustments includes amounts to reconcile total net assets as reported by our partners to Granite’s interest adjusted to reflect our accounting policies and estimates primarily related to contract forecast differences.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
(4) Included in this balance and in accrued expenses and other current liabilities on our condensed consolidated balance sheets was $3.4 million and $3.7 million as of September 30, 2025 and December 31, 2024, respectively, related to deficits in unconsolidated construction joint ventures, which includes provisions for losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Revenue
Total	$17,893	$15,996	$21,554	$46,361
Less: partners’ interest and adjustments (1)	11,605	8,206	4,385	21,148
Granite’s interest	$6,288	$7,790	$17,169	$25,213
Cost of revenue
Total	$7,754	$23,462	$40,574	$69,559
Less: partners’ interest and adjustments (1)	2,663	13,756	27,798	42,132
Granite’s interest	$5,091	$9,706	$12,776	$27,427
Granite’s interest in gross profit (loss)	$1,197	$(1,916)	$4,393	$(2,214)
Net Income (Loss)
Total	$11,390	$(5,667)	$(15,583)	$(17,766)
Less: partners’ interest and adjustments (1)	9,803	(4,264)	(20,984)	(17,115)
Granite’s interest in net income (loss) (2)	$1,587	$(1,403)	$5,401	$(651)
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
11.  Investments in Affiliates
Our investments in affiliates balance consists of equity method investments in the following types of entities:

(in thousands)	September 30, 2025	December 31, 2024
Foreign	$74,158	$72,075
Real estate	4,509	4,552
Asphalt terminal	15,976	17,404
Total investments in affiliates	$94,643	$94,031
The following table provides summarized balance sheet information for our affiliates accounted for under the equity method on a combined basis:

(in thousands)	September 30, 2025	December 31, 2024
Current assets	$210,537	$205,235
Noncurrent assets	122,141	130,451
Total assets	$332,678	$335,686
Current liabilities	73,121	68,679
Long-term liabilities (1)	44,183	45,007
Total liabilities	$117,304	$113,686
Net assets	$215,374	$222,000
Granite’s share of net assets	$94,643	$94,031
(1)This balance is primarily related to local bank debt for equipment purchases and debt associated with our real estate ventures.
Affiliate assets as of September 30, 2025 included $257.2 million of foreign affiliate assets, $39.4 million of assets in real estate ventures and $36.1 million of assets in the asphalt terminal entity.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
12.  Property and Equipment, net
Balances of major classes of assets and total accumulated depreciation and depletion are included in property and equipment, net in the condensed consolidated balance sheets as follows:

(in thousands)	September 30, 2025	December 31, 2024
Equipment and vehicles	$1,439,055	$1,211,208
Quarry property	531,563	256,043
Land and land improvements	169,252	128,124
Buildings and leasehold improvements	119,397	115,147
Office furniture and equipment	82,765	75,078
Property and equipment	$2,342,032	$1,785,600
Less: accumulated depreciation and depletion	1,142,427	1,069,416
Property and equipment, net	$1,199,605	$716,184
13.  Accrued Expenses and Other Current Liabilities

(in thousands)	September 30, 2025	December 31, 2024
Payroll and related employee benefits	$140,408	$119,510
Accrued insurance	87,640	80,797
Performance guarantees	55,488	55,488
Short-term lease liabilities	32,054	20,165
Other	91,835	47,996
Total	$407,425	$323,956
Other includes deficits in unconsolidated construction joint ventures, dividends payable, taxes payable, interest payable, warranty reserves, asset retirement obligations, remediation reserves and other miscellaneous accruals, none of which were greater than 5% of total current liabilities at any of the presented dates.
14.  Long-Term Debt and Credit Arrangements

(in thousands)	September 30, 2025	December 31, 2024
Credit Agreement - Term Loan	$600,000	$—
3.25% Convertible Notes due 2030	373,750	373,750
3.75% Convertible Notes due 2028	373,750	373,750
Debt issuance costs and other	(9,164)	(8,452)
Total debt	$1,338,336	$739,048
Less: current maturities	371,990	1,109
Total long-term debt	$966,346	$737,939
Credit Agreement
On August 5, 2025, we entered into the Credit Agreement. The Credit Agreement consists of (1) a $600.0 million senior secured revolving credit facility (the “Revolver”), (2) a $600.0 million senior secured term loan (the “Initial Term Loan”) and (3) an additional $75.0 million senior secured term loan (the “Delayed Draw Term Loan” and together with the Initial Term Loan, the “Term Loans”). The Delayed Draw Term Loan may be borrowed from the closing date of the Credit Agreement until six months after the closing date (the “Term Loan Availability Period”), subject to voluntary termination by the Company of the Delayed Draw Term Loan commitments and termination of the Delayed Draw Term Loan commitments upon the occurrence of an Event of Default (as defined in the Credit Agreement) at the request of or with the consent of the required lenders. The Credit Agreement also includes an accordion feature that allows us to increase borrowings under the Revolver, request a new tranche of term loans, or issue one or more series of notes (whether issued in a public offering, Rule 144A or other private placement or purchase or otherwise) or loans or any bridge financing pursuant to financing documentation other than the Credit Agreement, or a combination thereof, in an amount not to exceed (1) the greater of (a) $535.0 million and (b) the amount equal to 100% of Consolidated EBITDA (as defined in the Credit

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Agreement), calculated on a pro forma basis, plus (2) unlimited additional amounts so long as on a pro forma basis after giving effect to the incurrence of additional indebtedness and after giving effect to all other appropriate pro forma adjustments, the ratio of consolidated funded secured indebtedness to Consolidated EBITDA (as defined in the Credit Agreement) does not exceed 1.25 to 1.0, in each case, subject to lender approval. The Credit Agreement includes a $150.0 million sublimit for letters of credit ($75.0 million for financial letters of credit) and a $20.0 million sublimit for swingline loans.
As of September 30, 2025, the total unused availability under the Revolver was $580.4 million, resulting from $19.6 million in issued and outstanding letters of credit and no amount drawn under the Revolver. The letters of credit had expiration dates between October 2025 and October 2026.
We may borrow under the Credit Agreement, at our option, at either (a) term SOFR plus an applicable margin initially and through the delivery of the March 31, 2026 compliance certificate of 1.75% and then ranging from 1.25% to 2.0%, or (b) a base rate plus an applicable margin initially and through the delivery of the March 31, 2026 compliance certificate of 0.75% and then ranging from 0.25% to 1.0%. After delivery of the March 31, 2026 compliance certificate, the applicable margin will be based on our consolidated leverage ratio set forth on the most recent compliance certificate delivered quarterly. In addition, we have agreed to pay an unused commitment fee initially and through the delivery of the March 31, 2026 compliance certificate of 0.300% and then ranging from 0.175% to 0.350%, depending on our consolidated leverage ratio set forth on the most recent compliance certificate delivered quarterly. Further, during the Term Loan Availability Period, we have agreed to pay a ticking fee ranging from 0.175% to 0.350%, depending on our consolidated leverage ratio, on the amount by which the commitment for Term Loans of $675.0 million exceeds the amount of outstanding Term Loans. The ticking fee will be payable beginning on the 60th day after closing and during the Term Loan Availability Period or until the Delayed Draw Term Loan is made. The Term Loans and Revolver will mature on August 5, 2030. The Term Loans will amortize at 2.5% per year payable in quarterly installments beginning with the quarter ending December 31, 2026 through September 30, 2027 and increasing to 5.0% per year payable in quarterly installments until the maturity date.
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
The 3.25% Convertible Notes have an initial conversion rate of 12.8398 shares of our common stock per $1,000 principal amount of the 3.25% Convertible Notes, which is equivalent to an initial conversion price of approximately $77.88 per share of our common stock, subject to adjustment if certain events occur. Upon conversion, we will settle the principal amount of the 3.25% Convertible Notes in cash, and any conversion premium in excess of the principal amount in cash, shares of our common stock, or a combination of cash and shares of common stock, at our election.
As of September 30, 2025, one of the conditions permitting the holders of the 3.25% Convertible Notes to convert was met. Our common stock traded above 130% of the $77.88 conversion price for at least 20 trading days during the period of 30 consecutive trading days ending on September 30, 2025 (the last trading day of the calendar quarter). The holders of the 3.25% Convertible Notes have the right to convert through December 31, 2025, at which point the Company will re-evaluate whether the 3.25% Convertible Notes will continue to be convertible in the subsequent calendar quarter. In the event the holders of the 3.25% Convertible Notes elect to convert a portion or all of their 3.25% Convertible Notes, the principal amount is required to be settled in cash. As a result, the $373.8 million principal amount has been classified as a current liability as of September 30, 2025 in the condensed consolidated balance sheet. Any conversion premium will be satisfied with cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.
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
2024 Capped Call Transactions
In June 2024, we entered into privately negotiated capped call transactions in connection with the offering of the 3.25% Convertible Notes (the “2024 capped call transactions”). The 2024 capped call transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of the 3.25% Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 3.25% Convertible Notes, as the case may be. If, however, the market price per share of our common stock, as measured under the terms of the 2024 capped call transactions, exceeds the cap price of $119.82 of the 2024 capped call transactions, there would nevertheless be dilution and/or there would not be an offset of such cash payments, in each case, to the extent that such market price exceeds the cap price of the 2024 capped call transactions.
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
2023 Capped Call Transactions
In May 2023, we entered into capped call transactions (the “2023 capped call transactions”) in connection with the offering of the 3.75% Convertible Notes. The 2023 capped call transactions are expected generally to reduce the potential dilution

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
to our common stock upon conversion of the 3.75% Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 3.75% Convertible Notes, as the case may be. If, however, the market price per share of our common stock, as measured under the terms of the 2023 capped call transactions, exceeds the cap price of $79.83 of the 2023 capped call transactions, there would nevertheless be dilution and/or there would not be an offset of such cash payments, in each case, to the extent that such market price exceeds the cap price of the 2023 capped call transactions.
Covenants and Events of Default
Our Credit Agreement requires us to comply with various affirmative, restrictive and financial covenants, including the financial covenants described below. Our failure to comply with these covenants would constitute an event of default under the Credit Agreement. Additionally, the 3.25% Convertible Notes and 3.75% Convertible Notes are governed by the terms and conditions of their respective indentures. Our failure to pay principal, interest or other amounts when due or within the relevant grace period on our 3.25% Convertible Notes, our 3.75% Convertible Notes or our Credit Agreement would constitute an event of default under the 3.25% Convertible Notes indenture, the 3.75% Convertible Notes indenture or the Credit Agreement. A default under our Credit Agreement could result in (i) us no longer being entitled to borrow under such facility; (ii) the termination of such facility; (iii) the requirement that any letters of credit under such facility be cash collateralized; (iv) the acceleration of amounts owed under the Credit Agreement; and/or (v) the foreclosure on any collateral securing the obligations under such facility. A default under the 3.25% Convertible Notes indenture or the 3.75% Convertible Notes indenture could result in acceleration of the maturity of the notes.
The financial covenants under the terms of our Credit Agreement require the maintenance of a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio. As of September 30, 2025, we were in compliance with all covenants contained in the Credit Agreement. We are not aware of any non-compliance by any of our unconsolidated real estate ventures with the covenants contained in their debt agreements.
Debt Issuance Costs
During the three months ended September 30, 2025 and 2024, we recorded $1.0 million and $0.9 million, respectively, and during the nine months ended September 30, 2025 and 2024 we recorded $2.9 million and $3.0 million, respectively, of amortization related to debt issuance costs. During the three and nine months ended September 30, 2025 we capitalized $2.8 million in debt issuance costs associated with the Initial Term Loan.
15.  Weighted Average Shares Outstanding and Net Income Per Share
The following table presents a reconciliation of the weighted average shares of common stock used in calculating basic and diluted net income per share as well as the calculation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Numerator
Net income attributable to common shareholders for basic earnings per share	$102,929	$78,951	$140,973	$84,863
Add: Interest expense related to Convertible Notes (1)	2,974	3,064	8,922	9,196
Net income attributable to common shareholders for diluted earnings per share	$105,903	$82,015	$149,895	$94,059
Denominator
Weighted average common shares outstanding, basic	43,783	43,696	43,665	43,914
Add: Dilutive effect of RSUs	509	567	546	568
Add: Dilutive effect of Convertible Notes (1)	9,264	8,103	8,757	8,103
Weighted average common shares outstanding, diluted	53,556	52,366	52,968	52,585

Net income per share, basic	$2.35	$1.81	$3.23	$1.93
Net income per share, diluted	$1.98	$1.57	$2.83	$1.79

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
16.  Income Taxes
The following table presents the provision for income taxes for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Provision for income taxes	$38,128	$25,469	$53,586	$36,636
Effective tax rate	25.8%	23.3%	24.9%	28.2%
Our effective tax rate for the three months ended September 30, 2025 is higher than the prior period primarily due to an increase in state income taxes and less benefit related to income from affiliates. Our effective tax rate for the nine months ended September 30, 2025 is lower than the prior period primarily due to non-deductible debt extinguishment costs incurred in the prior year.
On July 4, 2025, Public Law No. 119-21 known as the “One Big Beautiful Bill Act” (“OBBBA”) was signed into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act of 2017. For 2025, we expect to realize a current year benefit associated with accelerated depreciation but do not expect any material impact on our effective tax rate.
17.  Contingencies - Legal Proceedings
Liabilities relating to legal proceedings and government inquiries, to the extent that we have concluded such liabilities are probable and the amounts of such liabilities are reasonably estimable, are recorded in the consolidated balance sheets. Disclosure is required when a material loss is probable but not reasonably estimable, a material loss is reasonably possible but not probable, or when it is reasonably possible that the amount of a loss will exceed the amount recorded. The total liabilities recorded in our condensed consolidated balance sheets for legal proceedings and government inquiries were immaterial as of September 30, 2025 and December 31, 2024.
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
18. Reportable Segment Information
We manage our operations under two reportable segments, Construction and Materials, which are distinguished by differences in business activities. Our reportable segments are the same as our operating segments and correspond with how our chief operating decision maker, or decision-making group (our “CODM”) regularly reviews financial information to allocate resources and assess performance. We identified our CODM as our Chief Executive Officer (“CEO”).
We previously identified our CODM as our CEO and Chief Operating Officer (“COO”). Following our COO's retirement on July 4, 2025, our CEO assumed sole responsibility as the CODM. This change did not impact our reportable segments for the current period.
Our CODM evaluates segment performance and makes business decisions based on operating income, which excludes non-operating income or expense. Segment assets include property and equipment, intangibles, goodwill, inventory and equity in construction joint ventures.
Summarized segment information is as follows (in thousands):

Three months ended September 30,	Construction	Materials	Total
2025
Total revenue from reportable segments	$1,162,513	$376,559	$1,539,072
Elimination of intersegment revenue	—	(105,574)	(105,574)
Revenue	1,162,513	270,985	1,433,498
Cost of revenue	970,167	202,783	1,172,950
Gross profit	192,346	68,202	260,548
Selling, general and administrative expenses	52,390	9,974	62,364
(Gain) loss on sales of property and equipment, net	(2,298)	1,156	(1,142)
Operating income from reportable segments	$142,254	$57,072	$199,326
Depreciation, depletion and amortization	$27,935	$18,894	$46,829

2024
Total revenue from reportable segments	$1,080,705	$297,398	$1,378,103
Elimination of intersegment revenue	—	(102,593)	(102,593)
Revenue	1,080,705	194,805	1,275,510
Cost of revenue	910,020	162,541	1,072,561
Gross profit	170,685	32,264	202,949
Selling, general and administrative expenses	47,526	8,117	55,643
Gain on sales of property and equipment, net	(1,424)	(66)	(1,490)
Operating income from reportable segments	$124,583	$24,213	$148,796
Depreciation, depletion and amortization	$16,979	$11,685	$28,664

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Nine Months Ended September 30,	Construction	Materials	Total
2025
Total revenue from reportable segments	$2,714,557	$733,995	$3,448,552
Elimination of intersegment revenue	—	(189,543)	(189,543)
Revenue	2,714,557	544,452	3,259,009
Cost of revenue	2,283,107	432,406	2,715,513
Gross profit	431,450	112,046	543,496
Selling, general and administrative expenses	163,040	24,541	187,581
Gain on sales of property and equipment, net	(4,826)	(974)	(5,800)
Operating income from reportable segments	$273,236	$88,479	$361,715
Depreciation, depletion and amortization	$61,610	$46,722	$108,332
Segment assets as of period end	$716,082	$1,326,266	$2,042,348

2024
Total revenue from reportable segments	$2,593,872	$625,570	$3,219,442
Elimination of intersegment revenue	—	(189,171)	(189,171)
Revenue	2,593,872	436,399	3,030,271
Cost of revenue	2,230,987	377,339	2,608,326
Gross profit	362,885	59,060	421,945
Selling, general and administrative expenses	137,701	18,401	156,102
Gain on sales of property and equipment, net	(4,405)	(628)	(5,033)
Operating income from reportable segments	$229,589	$41,287	$270,876
Depreciation, depletion and amortization	$44,183	$33,079	$77,262
Segment assets as of period end	$604,257	$646,654	$1,250,911
A reconciliation of operating income from reportable segments to consolidated income before income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Total operating income from reportable segments	$199,326	$148,796	$361,715	$270,876
Corporate selling, general and administrative expenses	39,281	36,007	115,862	93,593
Corporate (gain) loss on sales of property and equipment, net	375	(52)	(310)	686
Other costs, net	16,019	8,543	38,698	29,778
Total operating income	143,651	104,298	207,465	146,819
Total other (income) expense, net	(3,874)	(5,148)	(7,536)	16,791
Income before income taxes	$147,525	$109,446	$215,001	$130,028

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024 (our “Annual Report”) and the unaudited condensed consolidated financial statements and the accompanying notes thereto included herein.
Forward-Looking Disclosure
From time to time, Granite makes certain comments and disclosures in reports and statements, including in this Quarterly Report on Form 10-Q, or statements made by its officers or directors, that are not based on historical facts, including statements regarding future events, occurrences, opportunities, circumstances, strategy, activities, performance, outlook, outcomes, guidance, capital expenditures, committed and awarded projects, results and strategic actions, that may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by words such as “future,” “outlook,” “assumes,” “believes,” “expects,” “estimates,” “anticipates,” “intends,” “plans,” “appears,” “may,” “will,” “should,” “could,” “would,” “continue,” and the negatives thereof or other comparable terminology or by the context in which they are made. In addition, other written or oral statements that constitute forward-looking statements have been made and may in the future be made by or on behalf of Granite. These forward-looking statements are based on management's current beliefs, assumptions and estimates. These expectations may or may not be realized. Some of these expectations may be based on beliefs, assumptions or estimates that may prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, which could result in our expectations not being realized or otherwise materially affect our business, financial condition, results of operations, cash flows and liquidity. Such risks and uncertainties include, but are not limited to, those more specifically described in our Annual Report under “Item 1A. Risk Factors.” Due to the inherent risks and uncertainties associated with our forward-looking statements, the reader is cautioned not to place undue reliance on them. The reader is also cautioned that the forward-looking statements contained herein speak only as of the date of this Quarterly Report on Form 10-Q and, except as required by law, we undertake no obligation to revise or update any forward-looking statements for any reason.
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
Current Economic Environment and Outlook
Funding for our public work projects, which account for approximately 85% of our portfolio, is dependent on federal, state, regional and local revenues. At the federal level, the $1.2 trillion Infrastructure Investment and Jobs Act (“IIJA”) has increased federal highway, bridge and transit funding to its highest level in more than six decades with $550 billion in incremental funding over five years. The increased multi-year spending commitment improved the programming visibility for state and local governments and drove an increase in project lettings that started in 2023, and has continued through 2025. With the IIJA ending in September of 2026, discussions have begun in Congress concerning a replacement bill.
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

On October 1, 2025, the U.S. government shut down due to a failure to agree on funding for the new fiscal year. We have not experienced any material impacts to our operations, results of operations or financial condition, but continue to monitor the impacts, if any, of this shut down. Depending on the length of the shut down, our results of operations and/or financial condition could potentially be materially impacted. Over the last several years, inflation, supply chain and labor constraints have had a significant impact on the global economy including Granite and others in the construction industry in the United States. Recently, concerns over tariffs have been a major source of uncertainty in the economy. To date, we have not experienced a material financial impact due to tariffs. It is impossible to fully mitigate the potential impacts of the foregoing macro-economic factors and they may negatively impact us in the future. However, where practicable, we have applied proactive measures to mitigate these macro-economic factors, such as fixed forward purchase contracts of oil related inputs, energy surcharges, and adjustment of project schedules for constraints related to construction materials such as concrete.

Our Committed and Awarded Projects (“CAP”) balance continues to be strong with $6.3 billion at the end of the third quarter of 2025. Our CAP is supported by a positive public funding environment and strength in the private markets we serve, which we believe will provide further opportunities for continued CAP growth.
Acquisitions
Cinderlite
On October 3, 2025, we completed the acquisition of Cinderlite Trucking Corporation (“Cinderlite”) for $58.5 million in cash, subject to customary closing adjustments. We purchased all of the outstanding equity interest of Cinderlite, which is a construction materials, landscape supply, and transportation company in Carson City, Nevada. This acquisition aligns with our strategy of enhancing our vertical integration by strengthening our existing home markets. The results of Cinderlite will be included in our consolidated results beginning in the fourth quarter of 2025 and are not expected to have a material impact on our results of operations.
Warren Paving
On August 5, 2025, we completed the acquisition of Slats Lucas, LLC and Warren Paving, Inc. (collectively, “Warren Paving”) for $540.0 million in cash, subject to customary closing adjustments. Warren Paving is a vertically-integrated asphalt contractor and aggregate producer with operations along the Gulf Coast and Mississippi River. This acquisition aligns with our strategy to expand our presence into new geographies with future growth opportunities while supporting our existing operations, particularly the Materials segment.
Papich Construction
On August 5, 2025, we completed the acquisition of Papich Construction Company, Inc. (“Papich Construction”) for $170.0 million in cash, subject to customary closing adjustments. Papich Construction is a provider of construction services and materials in California’s Central Coast and Central Valley regions. This acquisition aligns with our strategy of enhancing our vertical integration by strengthening our existing home markets.
Dickerson & Bowen, Inc.
We acquired Dickerson & Bowen, Inc. (“D&B”) on August 9, 2024. D&B is an aggregates, asphalt, and highway construction company serving central and southern Mississippi.
Our consolidated financial statements include the results of Warren Paving, Papich Construction and D&B from their respective acquisition dates forward, which impacts comparability to the applicable prior periods. See Note 3 of “Notes to the Condensed Consolidated Financial Statements” for further information.
2025 Acquisition Financing
On August 5, 2025, we entered into the Fifth Amended and Restated Credit Agreement (the “Credit Agreement”), which provides for (1) a $600.0 million senior secured revolving credit facility (the “Revolver”), (2) a $600.0 million senior secured term loan (the “Initial Term Loan”) and (3) an additional $75.0 million senior secured term loan ("Delayed Draw Term Loan").
The Warren Paving, Papich Construction and Cinderlite acquisitions were funded with proceeds from the Initial Term Loan and the Delayed Draw Term Loan, a $10.0 million draw on our Revolver and from cash on hand. The $10.0 million Revolver draw was repaid during the third quarter and the $75.0 million Delayed Draw Term Loan was repaid on October 31, 2025.

Results of Operations
Our operations are typically affected more by inclement weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability. Therefore, the results of operations of a given quarter are not indicative of the results to be expected for the full year.
The following table presents a financial summary for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Total revenue	$1,433,498	$1,275,510	$3,259,009	$3,030,271
Gross profit	$260,548	$202,949	$543,496	$421,945
Selling, general and administrative expenses	$101,645	$91,650	$303,443	$249,695
Other costs, net	$16,019	$8,543	$38,698	$29,778
Operating income	$143,651	$104,298	$207,465	$146,819
Total other (income) expense, net	$(3,874)	$(5,148)	$(7,536)	$16,791
Amount attributable to non-controlling interests	$(6,468)	$(5,026)	$(20,442)	$(8,529)
Net income attributable to Granite Construction Incorporated	$102,929	$78,951	$140,973	$84,863
Revenue
Total Revenue by Segment

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2025		2024		2025		2024
Construction	$1,162,513	81.1%	$1,080,705	84.7%	$2,714,557	83.3%	$2,593,872	85.6%
Materials	270,985	18.9	194,805	15.3	544,452	16.7	436,399	14.4
Total	$1,433,498	100.0%	$1,275,510	100.0%	$3,259,009	100.0%	$3,030,271	100.0%
Construction Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2025		2024		2025		2024
Public	$880,416	75.7%	$828,268	76.6%	$1,928,224	71.0%	$1,944,795	75.0%
Private	282,097	24.3	252,437	23.4	786,333	29.0	649,077	25.0
Total	$1,162,513	100.0%	$1,080,705	100.0%	$2,714,557	100.0%	$2,593,872	100.0%
Construction revenue for the three and nine months ended September 30, 2025 increased by $81.8 million and $120.7 million, or 7.6% and 4.7%, respectively, when compared to 2024. These increases were primarily driven by $52.7 million of construction revenue from our recently acquired businesses, Warren Paving and Papich Construction, during the three and nine months ended September 30, 2025. Additionally, D&B construction revenue increased by $4.0 million and $31.1 million for the three and nine months ended September 30, 2025, respectively, when compared to 2024. Our remaining Construction revenue increased year-over-year driven primarily by higher CAP entering the quarter and year.
Materials Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2025		2024		2025		2024
Aggregates	$100,849	37.2%	$57,086	29.3%	$200,894	36.9%	$147,522	33.8%
Asphalt	169,290	62.5	137,658	70.7	342,353	62.9	287,843	66.0
Other	846	0.3	61	—	1,205	0.2	1,034	0.2
Total	$270,985	100.0%	$194,805	100.0%	$544,452	100.0%	$436,399	100.0%

Materials revenue for the three and nine months ended September 30, 2025 increased $76.2 million and $108.1 million, or 39.1% and 24.8%, when compared to 2024. This increase was primarily driven by higher sales volumes and prices in both aggregates and asphalt. Additionally, materials revenue from our recently acquired businesses, Warren Paving and Papich Construction, was $45.8 million for both the three and nine months ended September 30, 2025.
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

(dollars in thousands)	September 30, 2025		June 30, 2025		December 31, 2024		September 30, 2024
Unearned revenue	$4,325,329	68.2%	$4,113,553	67.8%	$3,584,378	67.7%	$3,884,146	69.1%
Other awards	2,012,387	31.8	1,950,878	32.2	1,711,689	32.3	1,735,649	30.9
Total	$6,337,716	100.0%	$6,064,431	100.0%	$5,296,067	100.0%	$5,619,795	100.0%

(dollars in thousands)	September 30, 2025		June 30, 2025		December 31, 2024		September 30, 2024
Customer type:
Public	$5,268,799	83.1%	$4,960,672	81.8%	$4,120,821	77.8%	$4,365,669	77.7%
Private	1,068,917	16.9	1,103,759	18.2	1,175,246	22.2	1,254,126	22.3
Total	$6,337,716	100.0%	$6,064,431	100.0%	$5,296,067	100.0%	$5,619,795	100.0%
CAP of $6.3 billion at September 30, 2025 was $273.3 million or 4.5% higher than at June 30, 2025. Significant additions to CAP during the three months ended September 30, 2025 included $350 million for a drainage improvement project in Illinois, $158 million for a federal project in Guam, $72 million for a port project in Alaska and $39 million for a flood prevention project in California. All of these projects are in the public sector.
Non-controlling partners’ share of CAP as of September 30, 2025, June 30, 2025, December 31, 2024 and September 30, 2024 was $325.7 million, $300.1 million, $331.1 million and $355.2 million, respectively.
At September 30, 2025, one contract with remaining CAP of $10 million or more per project had total forecasted losses with remaining revenue of $35.1 million, or 0.6%, of total CAP. Provisions are recognized in the consolidated statements of operations for the full amount of estimated losses on uncompleted contracts whenever evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue.
Gross Profit
The following table presents gross profit by reportable segment for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Construction	$192,346	$170,685	$431,450	$362,885
Percent of segment revenue	16.5%	15.8%	15.9%	14.0%
Materials	68,202	32,264	112,046	59,060
Percent of segment revenue	25.2%	16.6%	20.6%	13.5%
Total gross profit	$260,548	$202,949	$543,496	$421,945
Percent of total revenue	18.2%	15.9%	16.7%	13.9%

Construction gross profit for the three and nine months ended September 30, 2025 increased by $21.7 million and $68.6 million, or 12.7% and 18.9%, respectively, when compared to 2024 primarily due to improved project execution across our project portfolio. For the year to date period in 2025, we also recognized net increases from revisions in estimates due to claim settlements. For further discussion of projects with revisions in estimates which individually had an impact of $5.0 million or more on gross profit, see Note 4 of “Notes to the Condensed Consolidated Financial Statements.” Additionally, construction gross profit from our recently acquired businesses, Warren Paving and Papich Construction, was $7.2 million for both the three and nine months ended September 30, 2025, which included $1.3 million of purchase accounting-related charges such as step-up depreciation and intangible asset amortization. See Note 3 of “Notes to the Condensed Consolidated Financial Statements” for further information about acquisitions.
Materials gross profit for the three and nine months ended September 30, 2025 increased by $35.9 million, or 111.4%, and $53.0 million, or 89.7%, respectively, when compared to 2024. The increased profit was primarily driven by higher volumes and sales prices in both aggregates and asphalt. The increase was also driven by gross profit from our recently acquired businesses, Warren Paving and Papich Construction, of $9.6 million for both the three and nine months ended September 30, 2025, which included $2.2 million of purchase accounting-related charges such as step-up depreciation and intangible asset amortization. See Note 3 of “Notes to the Condensed Consolidated Financial Statements” for further information about acquisitions.
Selling, General and Administrative Expenses
The following table presents the components of selling, general and administrative expenses for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Salaries and related expenses	$56,827	$42,080	$158,235	$128,110
Incentive compensation	19,315	21,495	26,380	24,898
Stock-based compensation	1,750	1,824	33,929	15,928
Other selling, general and administrative expenses	23,753	26,251	84,899	80,759
Total selling, general and administrative expenses	$101,645	$91,650	$303,443	$249,695
Percent of revenue	7.1%	7.2%	9.3%	8.2%
Selling, general and administrative (“SG&A”) expenses include the costs for estimating and bidding, including offsetting customer reimbursements for portions of our selling/bid submission expenses (i.e., stipends), business development, materials facility permits, and costs related to our operational offices that are not allocated to direct contract costs and expenses related to our corporate functions. Other SG&A expenses include travel and entertainment, outside services, information technology, depreciation, occupancy, training, office supplies, changes in the fair market value of our non-qualified deferred compensation plan liability and other miscellaneous expenses. SG&A expenses can vary depending on the volume of projects in process and the number of employees assigned to estimating and bidding activities. As projects are completed or the volume of work slows down, we temporarily redeploy project employees to bid on new projects, moving their salaries and related costs from cost of revenue to selling expenses. SG&A expenses for the three months ended September 30, 2025 increased $10.0 million compared to the same period in 2024, primarily due to $14.7 million of higher salaries and related expenses due to increased labor costs and partially offset by a $2.5 million decrease in other selling, general and administrative expenses. SG&A expenses for the nine months ended September 30, 2025 increased $53.7 million compared to the same period in 2024, primarily due to $30.1 million of higher salaries and related expenses due to increased labor costs, as well as an $18.0 million increase in stock-based compensation due to improved financial performance.
Other Costs, net
The following table presents other costs, net for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Other costs, net	$16,019	$8,543	$38,698	$29,778
Other costs, net mainly consist of acquisition and integration costs and legal costs related to the defense of a former Company officer in his ongoing civil litigation with the Securities and Exchange Commission. The increases of $7.5 million and $8.9 million for the three and nine months ended September 30, 2025 were primarily due to acquisition and integration costs in the current year. See Note 1 and Note 3 of the “Notes to the Condensed Consolidated Financial Statements” for information on our recent acquisitions.
Other (Income) Expense, net
The following table presents other (income) expense, net for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
(Gain) loss on debt extinguishment	$—	$(272)	$—	$27,552
Interest income	(5,986)	(7,513)	(18,015)	(17,815)
Interest expense	13,367	7,905	29,051	21,325
Equity in income of affiliates, net	(4,946)	(4,394)	(9,738)	(12,921)
Other income, net	(6,309)	(874)	(8,834)	(1,350)
Total other (income) expense, net	$(3,874)	$(5,148)	$(7,536)	$16,791
During the three months ended September 30, 2025, total other (income) expense, net remained relatively flat. During the nine months ended September 30, 2025, total other (income) expense, net improved $24.3 million, primarily due to the $27.6 million loss on debt extinguishment in 2024 that did not reoccur in 2025.
Income Taxes
The following table presents the provision for income taxes for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Provision for income taxes	$38,128	$25,469	$53,586	$36,636
Effective tax rate	25.8%	23.3%	24.9%	28.2%
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
On July 4, 2025, Public Law No. 119-21 known as the “One Big Beautiful Bill Act” (“OBBBA”) was signed into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act of 2017. For 2025, we expect to realize a current year benefit associated with accelerated depreciation but do not expect any material impact on our effective tax rate.
See Note 16 of “Notes to the Condensed Consolidated Financial Statements” for more information.
Amount Attributable to Non-controlling Interests
The following table presents the amount attributable to non-controlling interests in consolidated subsidiaries for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Amount attributable to non-controlling interests	$(6,468)	$(5,026)	$(20,442)	$(8,529)
The amount attributable to non-controlling interests represents the non-controlling owners’ share of the net (income) or loss of our consolidated construction joint ventures. During the three and nine months ended September 30, 2025 the increase was primarily due to increased profitability on joint venture projects.
Liquidity and Capital Resources
Our primary sources of liquidity are cash and cash equivalents, investments, available borrowing capacity under our Credit Agreement and cash generated from operations. We may also from time-to-time issue and sell equity, debt or hybrid securities or engage in other capital markets transactions or sell one or more business units or assets. See Note 14 of the “Notes to the Condensed Consolidated Financial Statements” for information on our long-term debt.
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
As of September 30, 2025, our cash and cash equivalents consisted of deposits and money market funds held with established national financial institutions and marketable securities consisting of commercial paper, corporate notes and bonds, Municipal notes and bonds and U.S. Government and agency obligations.
On August 5, 2025, we entered into the Credit Agreement, which provides for (1) a $600.0 million Revolver, (2) a $600.0 million Initial Term Loan and (3) an additional $75.0 million Delayed Draw Term Loan. As of September 30, 2025, the total unused availability under our Revolver was $580.4 million, resulting from $19.6 million in issued and outstanding letters of credit and no amount drawn under the Revolver. Related to the acquisition of Cinderlite on October 3, 2025, we drew the additional $75.0 million Delayed Draw Term Loan, all of which has been repaid as of the date of this report. As of the date of this report, the $600.0 million Initial Term Loan is outstanding and no amount was drawn under the Revolver. See Note 3 and Note 14 of “Notes to the Condensed Consolidated Financial Statements.”
As of September 30, 2025, one of the conditions permitting the holders of the 3.25% Convertible Notes to convert was met. Our common stock traded above 130% of the $77.88 conversion price for at least 20 trading days during the period of 30 consecutive trading days ending on September 30, 2025 (the last trading day of the calendar quarter). The holders of the 3.25% Convertible Notes have the right to convert through December 31, 2025, at which point the Company will re-evaluate whether the 3.25% Convertible Notes will continue to be convertible in the subsequent calendar quarter. In the event the holders of the 3.25% Convertible Notes elect to convert a portion, or all of their 3.25% Convertible Notes, the principal amount is required to be settled in cash. As a result, the $373.8 million principal amount has been classified as a current liability as of September 30, 2025 in the condensed consolidated balance sheet. Any conversion premium will be satisfied with cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. At current market prices of our common stock, we do not expect holders to elect to convert their notes as the trading price of the notes in the secondary market exceeds the value a holder would receive upon conversion of such notes. In the unlikely event a holder elects to convert, we would use cash on hand or draw on our Revolver as needed.
In evaluating our liquidity position and needs, we also consider cash and cash equivalents held by our consolidated construction joint ventures (“CCJVs”). The following table presents our cash, cash equivalents and marketable securities, including amounts from our CCJVs, as of the respective dates:

(in thousands)	September 30, 2025	December 31, 2024
Cash and cash equivalents excluding CCJVs	$276,270	$404,436
CCJV cash and cash equivalents (1)	165,534	173,894
Total consolidated cash and cash equivalents	441,804	578,330
Short-term marketable securities (2)	105,437	7,311
Long-term marketable securities (2)	69,303	—
Total cash, cash equivalents and marketable securities	$616,544	$585,641
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
(2)All marketable securities were classified as held-to-maturity and consisted of commercial paper, corporate notes and bonds, Municipal notes and bonds and U.S. Government and agency obligations as of September 30, 2025 and U.S. Government and agency obligations as of December 31, 2024.

Granite’s portion of CCJV cash and cash equivalents was $103.0 million and $106.0 million as of September 30, 2025 and December 31, 2024, respectively. Excluded from the table above is $36.0 million and $28.7 million as of September 30, 2025 and December 31, 2024, respectively, of Granite’s portion of unconsolidated construction joint venture cash and cash equivalents.
Capital Expenditures
Major capital expenditures are typically for aggregate and asphalt production facilities, aggregate reserves, construction equipment, buildings and leasehold improvements and investments in our information technology systems. The timing and amount of such expenditures can vary based on the progress of planned capital projects, the type and size of construction projects, changes in business outlook and other factors. During the nine months ended September 30, 2025, we had capital expenditures of $87.7 million, compared to $108.2 million during the nine months ended September 30, 2024. We currently anticipate 2025 capital expenditures to be approximately $130 million.
Cash Flows

	Nine Months Ended September 30,
(in thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$289,612	$283,549
Investing activities	$(947,793)	$(211,107)
Financing activities	$521,655	$(27,819)
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
Cash provided by operating activities of $289.6 million for the nine months ended September 30, 2025 represents a $6.1 million increase in cash provided by operating activities when compared to the same period of 2024. The change was primarily attributable to an increase in net income after adjusting for non-cash items of $77.0 million. Partially offsetting this was a $45.3 million decrease in cash provided by working capital, which includes receivables, net contract assets, inventories, other assets, accounts payable and accrued expenses and other liabilities. Additionally, distributions from, net of contributions to, unconsolidated construction joint ventures and affiliates decreased $25.6 million when compared to the same period of 2024.
Investing activities
Cash used in investing activities of $947.8 million for the nine months ended September 30, 2025 represents a $736.7 million increase in cash used in investing activities when compared to the same period of 2024. The change was primarily due to a $569.6 million increase in cash used for acquisitions net of cash acquired and purchase price adjustments and $192.5 million in purchases of marketable securities net of maturities, partially offset by $24.6 million less of purchases of property and equipment, net of sales.
Financing activities
Cash provided by financing activities of $521.7 million for the nine months ended September 30, 2025 represents a $549.5 million increase in cash provided by financing activities when compared to the same period of 2024. The change was primarily due to increased proceeds from debt issuances, net of debt repayments and related charges of $589.7 million. This increase was partially offset by increased distributions to non-controlling partners, net of contributions of $38.7 million.

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
Surety Bonds and Real Estate Mortgages
We are generally required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At September 30, 2025, approximately $3.9 billion of our $6.3 billion CAP was bonded. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds when the obligations of the underlying contract have been fulfilled. The ability to maintain bonding capacity requires that we maintain cash and working capital balances satisfactory to our sureties.
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
Covenants and Events of Default
Our Credit Agreement requires us to comply with various affirmative, restrictive and financial covenants, including the financial covenants described below. Our failure to comply with these covenants would constitute an event of default under the Credit Agreement. Additionally, the 3.25% Convertible Notes and 3.75% Convertible Notes are governed by the terms and conditions of their respective indentures. Our failure to pay principal, interest or other amounts when due or within the relevant grace period on our 3.25% Convertible Notes, our 3.75% Convertible Notes or our Credit Agreement would constitute an event of default under the 3.25% Convertible Notes indenture, the 3.75% Convertible Notes indenture or the Credit Agreement. A default under our Credit Agreement could result in (i) us no longer being entitled to borrow under such facility; (ii) the termination of such facility; (iii) the requirement that any letters of credit under such facility be cash collateralized; (iv) the acceleration of amounts owed under the Credit Agreement; and/or (v) the foreclosure on any collateral securing the obligations under such facility. A default under the 3.25% Convertible Notes indenture or the 3.75% Convertible Notes indenture could result in acceleration of the maturity of the notes.
The financial covenants under the terms of the Credit Agreement require the maintenance of a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio. As of September 30, 2025, we were in compliance with the covenants in the Credit Agreement.
Share Repurchase Program
As announced on February 3, 2022, on February 1, 2022, the Board of Directors authorized us to purchase up to $300.0 million of our common stock at management’s discretion (the “2022 authorization”). There were 51,120 and 51,320 shares repurchased under the 2022 authorization in the three and nine months ended September 30, 2025, respectively, and $183.9 million remained available under the 2022 authorization as of September 30, 2025.
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
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 30, 2025, there has been no material change in our exposure to market risk from what was previously disclosed in our Annual Report except as disclosed in Note 14 of “Notes to the Condensed Consolidated Financial

Statements” for our new Credit Agreement and as disclosed in Note 9 of “Notes to the Condensed Consolidated Financial Statements” regarding the interest rate swaps.
We may borrow under the Credit Agreement, at our option, at either (a) term SOFR plus an applicable margin initially and through the delivery of the March 31, 2026 compliance certificate of 1.75% and then ranging from 1.25% to 2.0%, or (b) a base rate plus an applicable margin initially and through the delivery of the March 31, 2026 compliance certificate of 0.75% and then ranging from 0.25% to 1.0%. As of September 30, 2025, there was no amount drawn under the Revolver.
If interest rates were to change by 0.50% and our variable indebtedness were to remain unchanged, interest expense would increase or decrease by approximately $0.8 million for the next twelve months.
Additionally, in September 2025, we entered into two interest rate swap agreements with a combined notional amount of $350 million (See Note 9). These interest rate swap agreements, which are effective January 2026, convert the interest rate on $350 million drawn under our Initial Term Loan from a variable rate plus an applicable margin to a fixed rate of 3.218% plus the same applicable margin. During the term of these interest rate swap agreements, we will be required to make monthly payments to the counterparties when one-month SOFR is below the fixed rate of 3.218% in an amount equal to the difference between the then current one-month SOFR and the fixed rate multiplied by the notional amount and adjusted for the number of days in the month divided by 360, while the counterparties are obligated to make monthly payments to us when one-month SOFR exceeds the fixed rate in an amount equal to the difference between the then current one-month SOFR and the fixed rate multiplied by the notional amount and adjusted for the number of days in the month divided by 360. We may be exposed to credit risk in the derivative financial instruments we use. Credit risk is the failure of the counterparties to perform under the terms of the derivative financial instruments. If the fair value of a derivative financial instrument is positive, the counterparties will owe us, which creates credit risk for us. If the fair value of a derivative financial instrument is negative, we will owe the counterparties and, therefore, do not have credit risk. We seek to minimize the credit risk in derivative financial instruments by entering into transactions with major financial institutions that have high credit ratings.
Item 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS
The description of the matters set forth in Part I, Item I of this Report under Note 17 of “Notes to the Condensed Consolidated Financial Statements” is incorporated herein by reference.
Item 1A.    RISK FACTORS
There have been no material changes in the risk factors previously disclosed in “Item 1A. Risk Factors” in our Annual Report.
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended September 30, 2025:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
July 1, 2025 through July 31, 2025	4,874	$94.42	—	$189,528,083
August 1, 2025 through August 31, 2025	408	$107.24	—	$189,528,083
September 1, 2025 through September 30, 2025	51,520	$109.25	51,120	$183,942,730
	56,802	$107.96	51,120
(1)Includes 4,874, 408 and 400 shares purchased during July, August and September, respectively, in connection with employee tax withholding for restricted stock units vested under our equity incentive plans.
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
Item 5.    OTHER INFORMATION
Trading Arrangements
During the three months ended September 30, 2025, none of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6.    EXHIBITS

2.1	*
Equity Purchase Agreement, dated August 5, 2025 by and among Granite Construction Incorporated, LMS of Hattiesburg, L.P., Steven M. Warren, Melissa W. McGee and Steven M, Warren, as sellers' representative (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on August 6, 2025)

10.1	*
Severance Agreement, dated July 4, 2025, by and between the Company and Mr. Radich (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 7, 2025)

10.2	*
Consulting Agreement, dated July 4, 2025, by and between the Company and Mr. Radich (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2025)

10.3	*
Fifth Amended and Restated Credit Agreement, dated as of August 5, 2025, by and among Granite Construction Incorporated, Granite Construction Company and GILC Incorporated, as borrowers, Bank of America, N.A., as administrative agent, collateral agent, swing line lender and L/C issuer, and the lenders and other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2025)

10.4	*
Fifth Amended and Restated Guaranty Agreement, dated as of August 5, 2025, by and among Granite Construction Incorporated, the other guarantors party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2025)

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

GRANITE CONSTRUCTION INCORPORATED

Date:	November 6, 2025	By:	/s/ Staci M. Woolsey
Staci M. Woolsey
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)