Form 10-K
period 2025-12-31
GRANITE CONSTRUCTION INC
filed 2026-02-13
CIK 861459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $4.1 billion as of June 30, 2025, based upon the price at which the registrant’s common stock was last sold as reported on the New York Stock Exchange on such date.
At February 6, 2026, 43,503,673 shares of common stock, par value $0.01, of the registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information called for by Part III is incorporated by reference to the definitive Proxy Statement for the 2026 Annual Meeting of Shareholders of Granite Construction Incorporated, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2025.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
From time to time, Granite makes certain comments and disclosures in reports and statements, including in this Annual Report on Form 10-K, and its officers or directors make statements that are not based on historical facts, including statements regarding future events, occurrences, circumstances, opportunities, activities, performance, outlook, outcomes, targets, guidance, capital expenditures, committed and awarded projects, results and strategic actions, that may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by words such as “future,” “outlook,” “assumes,” “believes,” “expects,” “estimates,” “anticipates,” “intends,” “plans,” “appears,” “may,” “will,” “should,” “could,” “would,” “continue,” “target,” and the negatives thereof or other comparable terminology or by the context in which they are made. In addition, other written or oral statements that constitute forward-looking statements have been made and may in the future be made by or on behalf of Granite. These forward-looking statements are based on management's current beliefs, assumptions and estimates. These expectations may or may not be realized. Some of these expectations may be based on beliefs, assumptions or estimates that may prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, which could result in our expectations not being realized or otherwise materially affect our business, financial condition, results of operations, cash flows and liquidity. Such risks and uncertainties include, but are not limited to, those more specifically described in this report under “Item 1A. Risk Factors.” Due to the inherent risks and uncertainties associated with our forward-looking statements, the reader is cautioned not to place undue reliance on them. The reader is also cautioned that the forward-looking statements contained herein speak only as of the date of this Annual Report on Form 10-K, and, except as required by law, we undertake no obligation to revise or update any forward-looking statements for any reason.

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
We have vertically integrated operations across Alaska, Arizona, California, Kentucky, Louisiana, Mississippi, Nevada, Oregon, Tennessee, Utah and Washington in addition to regional civil construction home markets in the Midwest, Florida and Texas. Our Construction segment also operates national businesses within the Tunnel division and the Federal division, which performs civil construction across the continental United States and Guam, the Industrial & Energy division, which primarily focuses on commercial solar construction projects, and the Layne division, which performs water well drilling, rehabilitation services and mineral exploration services.
Operating Structure
Our reportable segments are the same as our operating segments and correspond with how our chief operating decision maker, or decision-making group (our “CODM”), regularly reviews financial information to allocate resources and assess performance. We previously identified our CODM as our Chief Executive Officer (“CEO”) and our Chief Operating Officer (“COO”). Following our COO's retirement on July 4, 2025, our CEO assumed sole responsibility as the CODM. Our reportable segments are: Construction and Materials. The Construction segment focuses on construction and rehabilitation of roads, pavement preservation, bridges, rail lines, airports, marine ports, dams, reservoirs, aqueducts, infrastructure and site development for use by the general public and water-related construction for municipal agencies, commercial water suppliers, industrial facilities and energy companies. It also provides construction of various complex projects including infrastructure and site development, mining, public safety, tunnel, solar, battery storage and other power-related projects. The Materials segment focuses on production and delivery of aggregates, asphalt concrete, liquid asphalt and recycled materials for internal use in our construction projects and for sale to third parties. See Note 21 of “Notes to the Consolidated Financial Statements” for additional information about our reportable segments.
Customers
Customers in our Construction segment are predominantly in the public sector and include certain federal agencies, state departments of transportation, local transit authorities, county and city public works departments, school districts and developers, utilities and private owners of industrial, commercial and residential sites. Customers of our Materials segment include internal usage by our own construction projects, as well as third-party customers. Our third-party Materials segment customers include, but are not limited to, contractors, landscapers, manufacturers of products requiring aggregate materials, retailers, homeowners, farmers and brokers. The majority of our customers are located in the United States.
During the years ended December 31, 2025, 2024 and 2023, our largest volume customer, including both prime and subcontractor arrangements, was the California Department of Transportation (“Caltrans”). Revenue recognized from contracts with Caltrans during the years ended December 31, 2025, 2024 and 2023 represented $446.6 million (10.1% of total revenue), $567.6 million (14.2% of total revenue) and $458.2 million (13.1% of total revenue), respectively, which was primarily in the Construction segment. Other than Caltrans, none of our customers, including both prime and subcontractor arrangements, had revenue that individually exceeded 10% of total revenue during the years ended December 31, 2025, 2024 or 2023.
Business Strategy
As America's Infrastructure Company(TM), Granite satisfies society’s needs for mobility, power, water and other essential services that sustain living conditions and improve quality of life. Across our footprint of regional offices, we provide horizontal civil infrastructure construction services and construction materials products to a diverse base of public, industrial and commercial clients. These clients benefit from our home market strategy which includes local relationships, market intelligence and the resources and expertise of one of the oldest and most respected U.S. contractors and materials producers.
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
Vertical Integration: We own and lease aggregate reserves and own processing plants that are vertically integrated into our construction operations. By ensuring the availability of these resources through strategic expansion and providing quality products, we believe we have a competitive advantage in many of our markets, as well as a source of revenue and earnings from the sale of construction materials to third parties. We also look for additional vertical integration opportunities that complement our existing construction and materials businesses. In 2025, we continued to strengthen and expand our vertically integrated home markets with acquisitions of Slats Lucas, LLC and Warren Paving, Inc. (collectively, “Warren Paving”), a vertically-integrated asphalt contractor and aggregate producer with operations along the Gulf Coast and Mississippi River; Papich Construction Company, Inc. (“Papich Construction”), a provider of construction services and materials in California’s Central Coast and Central Valley regions; and Cinderlite Trucking Corporation (“Cinderlite”), a construction materials, landscape supply and transportation company in Carson City, Nevada.
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
Human Capital Resources
Employees: We believe our employees are our most valuable resource and are the primary factor in the successful implementation of our business strategies. Significant resources are employed to attract, develop and retain extraordinary talent and optimize each employee’s capabilities. Our focus on an inclusive work environment, talent development, talent acquisition, and succession planning has allowed us to build a bench of talented employees. Our managerial and supervisory personnel have an average tenure of 12 years with Granite, which demonstrates our workforce's strong dedication to, and great pride in, our company.
On December 31, 2025, we employed approximately 2,500 salaried employees who work in project, functional and business unit management, estimating and administrative capacities, plus approximately 3,300 hourly employees. These totals do not include employees of unconsolidated joint ventures. The total number of hourly personnel fluctuates with the volume of work in progress and is seasonal. During 2025, the number of hourly employees ranged from approximately 2,500 to 5,200. The majority of both our salaried and hourly personnel were located in the United States during 2025. As of December 31, 2025, four of our wholly-owned subsidiaries were parties to craft collective bargaining agreements in many areas in which they operate (see Note 16 of the “Notes to the Consolidated Financial Statements”).
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
Culture and Performance: Our culture and performance are underpinned by our core values, including an unwavering commitment to inclusion. We have established an employee-led community that welcomes our entire employee population and is designed to foster a sense of belonging and engagement by offering forums and events that support professional development and personal interests.
We strive to achieve a workforce, including leadership, that is reflective of the communities in which we operate. In an effort to do so, we broadened our pool of potentially qualified applicants by increasing the number of colleges and universities that we recruit from and worked to identify and address any impediments to employment that may exist. In 2025, we employed 243 interns from 95 colleges and universities. We remain fully committed to fairness and nondiscrimination in our employment practices by ensuring that employment and promotion decisions are based purely on merit and without consideration of race, gender or other protected characteristics.
Employee Development and Training: The development of our employees is critical to our success and a key factor in our ability to attract and retain talent. Our people are the foundation of our success, and we encourage every employee to actively participate in their own career growth and development. We offer a wide variety of training opportunities to ensure our employees are supplementing their on-the-job learning with in-person and online courses needed to promote performance and growth.
In 2025, our employees completed over 35,000 training courses and more than 200 employees, ranging from emerging leaders to senior leaders, graduated from our multi-level leadership development program.
We have a robust talent and succession planning process and have established specialized programs to accelerate the development of our talent pipeline for critical roles in general management, engineering and project management. On an annual basis, we conduct succession planning reviews with senior leaders, focusing on our high performing and high potential talent and succession for critical roles.
Employee Engagement: We routinely engage independent third parties to conduct cultural and employee engagement surveys. These include corporate culture assessments, as well as real-time feedback on employee engagement and well-being, which includes physical, emotional, social and financial health.
Compensation and Benefits: Our compensation programs are designed to align the compensation of our employees with our financial and safety performance and their individual performance to provide proper incentives to attract, retain and motivate employees to achieve superior results. The structure of our compensation programs balances guaranteed base pay with incentive compensation opportunities. We also periodically conduct pay analyses to support our commitment to legally-compliant pay practices for similar job functions. Additionally, all employees are eligible for health insurance, physical, mental and financial wellness programs, paid and unpaid leave, a retirement plan, life insurance and disability/accident coverage. We also offer a variety of voluntary benefits that allow employees to select the options that meet their needs.
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

We utilize the Global Reporting Initiative and Sustainability Accounting Standards Board standards as frameworks to support performance, tracking and reporting, and responsible business behavior. For climate-related issues, we also utilize the recommendations from the Task Force on Climate-related Financial Disclosures. Within these frameworks, we have selected industry-specific metrics that align with stakeholder expectations and reflect the impact areas most relevant to our business. We publish annual Sustainability Reports, which update stakeholders on our performance.
Our annual sustainability reports, along with additional information about our sustainability program, can be found on our website at https://www.graniteconstruction.com/company/building-better-future-today. The information on our website and Granite’s Sustainability Report are not incorporated into, and are not part of, this report.
Committed and Awarded Projects
Committed and Awarded Projects (“CAP”) consists of two components: (1) unearned revenue and (2) other awards. Unearned revenue includes the revenue we expect to record in the future on executed contracts, including 100% of our consolidated joint venture contracts and our proportionate share of unconsolidated joint venture contracts. We generally include a project in unearned revenue at the time a contract is awarded, the contract has been executed and to the extent we believe funding is probable. Contract options and task orders are included in unearned revenue when exercised or issued, respectively. Certain government contracts where funding is appropriated on a periodic basis are included in unearned revenue at the time of the award when it is probable the contract value will be funded and executed.
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
Substantially all of the contracts in CAP may be canceled or modified at the election of the customer; however, we have not been materially adversely affected by contract cancellations or modifications in the past (see “Contract Provisions and Subcontracting” below). Many projects are added to CAP and completed within the same fiscal year and, therefore, may not be reflected in our beginning or year-end CAP. Our CAP was $7.0 billion and $5.3 billion as of December 31, 2025 and 2024, respectively. Approximately $3.0 billion of the December 31, 2025 unearned revenue is expected to be completed during 2026.
Competition and Market Trends
In both our Construction and Materials segments, we have competitors within the individual markets and geographic areas in which we operate, ranging from small, local companies to larger regional, national and international companies. Although the construction business is highly competitive, there are few, if any, companies which compete in all of our market areas. The degree and type of competition is influenced by the type and scope of construction projects within the individual markets. One of our significant competitive advantages is that we own and lease aggregate reserves and own processing plants that are vertically integrated into our construction operations. The construction materials produced by our Materials segment are used in nearly all types of public and private construction. Significant barriers to entry exist in many markets due to stringent zoning and permitting regulations.
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
Government Procurement: Approximately 70% of our Construction Segment revenue in 2025 was derived from contracts funded by federal, state and local government agencies and authorities. Government contracts are subject to specific procurement regulations, contract provisions and a variety of socioeconomic requirements relating to their formation, administration, performance and accounting and often include express or implied certifications of compliance.
Our operations are subject to various statutes and certain executive orders, as well as the rules and regulations promulgated by the Occupational Safety and Health Administration and the Mine Safety and Health Administration. In addition, certain of our contracts with government agencies may contain minimum Disadvantaged Business Enterprise (“DBE”) participation clauses.
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
Anti-corruption and Bribery: We are subject to the Foreign Corrupt Practices Act (“FCPA”). The FCPA prohibits U.S. and other business entities from making improper payments to foreign government officials, political parties or political party officials. We are also subject to the applicable anti-corruption laws in the jurisdictions in which we operate, thus potentially exposing us to liability and potential penalties in multiple jurisdictions. The anti-corruption provisions of the FCPA are enforced by the Department of Justice while other state or federal agencies may seek recourse against us for issues related to the FCPA. In addition, the Securities and Exchange Commission (“SEC”) requires strict compliance with certain accounting and internal control standards set forth under the FCPA. Failure to comply with the FCPA and other laws can expose us and/or individual employees to potentially severe criminal and civil penalties. Such penalties may have a material adverse effect on our business, results of operations and financial condition. We devote resources to the development, maintenance, communication and enforcement of our Code of Conduct, our anti-bribery compliance policies, our internal control processes and compliance-related policies. We strive to conduct timely internal investigations of potential violations and take appropriate action depending upon the outcome of the investigation.
Contract Provisions and Subcontracting
Contracts with our customers are primarily “fixed unit price” or “fixed price.” Under fixed unit price contracts, we are committed to providing materials or services at fixed unit prices (for example, dollars per cubic yard of concrete placed or cubic yard of earth excavated). The percentage of fixed unit price contracts in our unearned revenue was 56.9% and 59.1% at December 31, 2025 and 2024, respectively. While the fixed unit price contract shifts the risk of estimating the quantity of units required for a particular project to the customer, any increase in our unit cost over the expected unit cost in the bid, whether due to inflation, tariffs, inefficiency, incorrect estimates or assumptions or other factors, is borne by us unless otherwise provided in the contract. Fixed price contracts are priced on a lump-sum basis under which we bear the risk that we may not be able to perform the work for the specified contract amount and any increase in our cost over budget, whether due to inflation, tariffs, inefficiency, incorrect estimates or assumptions or other factors, will reduce our profit on the project. The percentage of fixed price contracts in our unearned revenue was 34.6% and 33.2% at December 31, 2025 and 2024, respectively. All other contract types represented 8.5% and 7.7% of our unearned revenue at December 31, 2025 and 2024, respectively.
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
Under each joint venture agreement, one partner is designated as the sponsor. The sponsoring partner typically provides all administrative, accounting and most of the project management support for the project and generally receives a fee from the joint venture for these services. We have been designated as the sponsoring partner in certain of our current joint venture projects and the non-sponsoring partner in others. In alignment with our strategic plan and project bidding criteria, when entering into new joint venture agreements, we generally insist on being the sponsoring partner.
We consolidate joint ventures if we determine that, through our participation, we have a variable interest and are the primary beneficiary as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation, and related standards. If we have determined that we are not the primary beneficiary of a joint venture but do exercise significant influence, we account for our share of the operations of unconsolidated construction joint ventures on a pro rata basis in revenue and cost of revenue in the consolidated statements of operations. We record the corresponding investment balance in equity in construction joint ventures in the consolidated balance sheets provided, however, when a project is in a loss position, the investment balance is recorded as a deficit in unconsolidated construction joint ventures and is included in accrued expenses and other current liabilities in the consolidated balance sheets. We account for non-construction unconsolidated joint ventures under the equity method of accounting in accordance with ASC Topic 323, Investments - Equity Method and Joint Ventures and include our share of the operations in equity in income of affiliates in the consolidated statements of operations and in investment in affiliates in the consolidated balance sheets.
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
At December 31, 2025, there was $46.4 million of remaining contract value on unconsolidated construction joint venture contracts, of which $15.9 million represented our share and is included in our CAP and the remaining $30.5 million represented our partners’ share. See Note 9 of “Notes to the Consolidated Financial Statements” for more information.

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
Equipment
Our portfolio of equipment includes aggregate processing equipment, backhoes, barges, bulldozers, cranes, excavators, drilling rigs, loaders, motor graders, pavers, rock crushing and screening equipment, rollers, scrapers, trucks, and tunnel boring machines. We pool certain equipment to maximize utilization. We continually monitor and adjust our fleet size so that it is consistent with the size of our business, considering both existing and expected future work. We lease or rent equipment to supplement our portfolio of equipment in response to operational activity cycles.
Seasonality
Our operations are typically affected more by weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues, profitability and the required number of employees.
Website
Our website address is www.graniteconstruction.com. On our website we make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. From time to time, we may use our website as a distribution channel for material company information. The information on our website is not incorporated into, and is not part of, this report. These reports, and any amendments to them, are also available on the SEC’s website, www.sec.gov.

Information About Executive Officers
Information regarding our executive officers as of February 1, 2026 is set forth below.

Name	Age	Position
Kyle T. Larkin	54	President and Chief Executive Officer
Staci M. Woolsey	49	Executive Vice President and Chief Financial Officer
Brian A. Dowd	62	Senior Vice President, Construction
Bradly J. Estes	47	Senior Vice President, Construction Materials
Michael G. Tatusko	61	Senior Vice President, Construction
Bradley J. Williams	65	Senior Vice President, Construction
Mr. Larkin joined Granite in 1996 and has served as President since September 2020 and as Chief Executive Officer since June 2021. He also served as Executive Vice President and Chief Operating Officer from February 2020 to September 2020, Senior Vice President and Manager of Construction and Materials Operations from 2019 to 2020, Senior Vice President and Group Manager from 2017 to 2019, Vice President and Regional Manager in Nevada from 2014 to 2017 and President of Granite’s wholly-owned subsidiary, Intermountain Slurry Seal, Inc. from 2011 to 2014. He served as Manager of Construction at the Reno area office from 2008 to 2011, Chief Estimator from 2004 to 2008 and Project Manager, Project Engineer and Estimator at Granite’s Nevada Branch between 1996 and 2003. Mr. Larkin has also served as a director of our Board of Directors since June 2021 and has a term expiring at the 2026 annual meeting. Mr. Larkin holds a B.S. in Construction Management from California Polytechnic State University, San Luis Obispo and an M.B.A. from the University of Massachusetts, Amherst.
Ms. Woolsey joined Granite in June 2021 and has served as Executive Vice President and Chief Financial Officer since September 2024. Ms. Woolsey also served as Chief Accounting Officer from January 2022 to September 2024 and served in a non-officer role with accounting responsibilities upon joining the Company. Prior to joining the Company, Ms. Woolsey was the Vice President and Corporate Controller from December 2018 to August 2020 and Vice President, Corporate Controller and Chief Accounting Officer from August 2020 to June 2021 of MDC Holdings, Inc. From February 2016 to December 2018, Ms. Woolsey was the Vice President and Controller of the Energy, Infrastructure and Industrial Construction division of AECOM. Ms. Woolsey received a B.S. degree in Accounting from the University of Idaho and is a Certified Public Accountant.
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
•We derive a substantial amount of our revenue from federal, state and local government agencies, and any disruption in government funding or in our relationship with those agencies could adversely affect our business. For the year ended December 31, 2025, approximately 70% of our construction revenue was funded by federal, state and local government agencies and authorities. A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis. As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year. The success and further development of our business depends, in large part, upon the continued funding of these government programs, and upon our ability to obtain contracts and perform well under these programs. A significant reduction in government spending, the absence of a bipartisan agreement on the federal government budget, a partial or full federal government shutdown or a change in budgetary priorities could reduce demand for our services, cancel or delay projects and have a material adverse effect on our business, results of operations and financial condition.
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
•Many of our contracts have penalties for late completion. In some instances, including many of our fixed price contracts, we guarantee that we will complete a project by a certain date. If we subsequently fail to complete the project as scheduled, we may be held responsible for costs resulting from the delay, generally in the form of contractually agreed-upon liquidated damages. In such circumstances, the total cost could exceed our original estimate, which may result in reduced profits or a loss on that project, which could have a material adverse effect on our business, results of operations and financial condition.
•Our failure to adequately recover on affirmative claims brought by us against project owners or other project participants (e.g., back charges against subcontractors) for additional contract costs could have a negative impact on our liquidity and future operations. In certain circumstances, we assert affirmative claims to which we believe we are entitled against project owners, engineers, consultants, subcontractors or others involved in a project for additional costs exceeding the contract price or for amounts not included in the original contract price. These types of affirmative claims occur due to matters such as delays or changes from the initial project scope, both of which may result in additional costs. Often, these affirmative claims can be the subject of lengthy arbitration or litigation proceedings, and it is difficult to accurately predict when and on what terms they will be fully resolved. For additional information, see “Accounting for our revenues, costs and the valuation of acquired mineral reserves involves significant estimates” risk factor below. The potential gross profit impact of recoveries for affirmative claims may be material in future periods when they, or a portion of them, become probable and estimable or are settled. When these types of events occur, we use working capital to cover cost overruns pending the resolution of the relevant affirmative claims and may incur additional costs when pursuing such potential recoveries. A failure to recover on these types of affirmative claims promptly and fully could have a negative impact on our business, results of operations and financial condition. In addition, while clients and subcontractors may be obligated to indemnify us against certain liabilities, such third parties may refuse or be unable to pay us.
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

•We use certain commodity products that are subject to significant price fluctuations. We are exposed to various commodity price risks relating to, among others, diesel fuel, natural gas, propane, steel, cement and liquid asphalt. We use petroleum-based products, such as fuels, lubricants and liquid asphalt, to power or lubricate our equipment, operate our plants, and as a significant ingredient in the asphaltic concrete we manufacture for sale to third parties and use in our asphalt paving construction projects. We also use steel and other commodities in our construction projects that can be subject to significant price fluctuations due to a number of factors, including inflation and tariffs. Significant price fluctuations could have a material adverse effect on our business, results of operations and financial condition.
•Weather can significantly affect our revenues and profitability. Our ability to perform work is significantly affected by weather conditions such as precipitation and temperature. Changes in weather conditions can cause delays and otherwise significantly affect our project costs. The impact of weather conditions has caused and may continue to cause variability in our quarterly revenues and profitability, particularly in the first and fourth quarters of the year.
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
•Public health events, including health epidemics or pandemics or other contagious outbreaks, could negatively impact our business, financial condition and results of operations. Our ability to perform work may be significantly affected by public health events. If a public health epidemic or pandemic or other contagious outbreak interferes with our ability, or that of our employees, contractors, suppliers, customers and other business partners to perform our and their respective responsibilities and obligations relative to the conduct of our business, our operations may be affected, which could have a material adverse effect on our business, results of operations and financial condition.
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
•Economic factors, including inflation, rising and/or high interest rates and tariffs could have an adverse effect on our business, financial condition and results of operations. Our costs were and may continue to be subject to significant inflationary pressures and may be subject to tariff-related price increases, and we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could have a material adverse effect on our financial position, results of operations, cash flows and liquidity. In addition, increases in or sustained higher interest rates have resulted in and may continue to result in higher interest expense related to borrowings under our Fifth Amended and Restated Credit Agreement (the “Credit Agreement”), which could have a material adverse effect on our business, results of operations and financial condition.
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
•We may make divestitures, and divestitures involve many risks and uncertainties. These risks and uncertainties include:
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
•In connection with acquisitions or divestitures, we may become subject to liabilities. In connection with any acquisitions, we may acquire liabilities or defects such as legal claims, including but not limited to, third party liability and other tort claims; claims for breach of contract; employment-related claims; environmental, health and safety liabilities, conditions or damage; permitting, regulatory or other compliance with law issues; or tax liabilities. If we acquire any of these liabilities, and they are not adequately covered by insurance or an enforceable indemnity or similar agreement from a creditworthy counterparty, we may be responsible for significant out-of-pocket expenditures, which could have a negative impact on our business, financial condition and results of operations. In connection with any divestitures, we may incur liabilities for breaches of representations and warranties or failure to comply with operating covenants under any agreement for a divestiture. We may also retain exposure on financial or performance guarantees, contractual, employment, pension and severance obligations or other liabilities of the divested business and potential liabilities that may arise under law because of the disposition or the subsequent failure of an acquiror. As a result, performance by the divested businesses or other conditions outside of our control could have a material adverse effect on our business, financial condition and results of operations. In addition, we may indemnify a counterparty in a divestiture for certain liabilities of the divested business or operations subject to the divestiture transaction. These liabilities, if they materialize, could have a material adverse effect on our business, results of operations and financial condition.

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
•Failure to maintain safe work sites could result in significant losses. Construction, mining and maintenance sites are potentially dangerous workplaces and often put our employees and others in close proximity with mechanized equipment, moving vehicles, chemical and manufacturing processes, and highly regulated materials. On many sites, we are responsible for safety and, accordingly, must implement safety procedures. If we fail to implement these procedures or if the procedures we implement are ineffective, we may suffer the loss of or injury to our employees, as well as expose ourselves to possible litigation, penalties or fines. Our failure to maintain adequate safety standards through our safety programs could result in reduced profitability or the loss of projects or clients, and could have a material adverse impact on our financial position, results of operations, cash flows and liquidity.
•Strikes or work stoppages could have a negative impact on our operations and results. We are party to collective bargaining agreements covering a portion of our craft workforce. If a strike or work stoppage occurred, it could have a material adverse effect on our operations and results.
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

•We may be required to contribute cash to meet our unfunded pension obligations in certain multi-employer plans. As of December 31, 2025, three of our wholly-owned subsidiaries, Granite Construction Company, Layne Christensen Company and Granite Industrial, Inc., participate in various domestic multi-employer pension plans on behalf of union employees. Union employee benefits generally are based on a fixed amount for each year of service. We are required to make contributions to certain plans in amounts established under collective bargaining agreements. Pension expense is recognized as contributions are made. The domestic multi-employer pension plans are subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). Under ERISA, a contributor to a multi-employer plan may be liable, upon termination or withdrawal from a plan, for its proportionate share of a multi-employer plan’s unfunded vested liability. While we currently have no intention of withdrawing from a plan and unfunded multi-employer pension obligations have not significantly affected our operations in the past, there can be no assurance that we will not be required to make material cash contributions to one or more of these plans to satisfy certain underfunded benefit obligations in the future.
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
•Government contracts generally have strict regulatory requirements. Approximately 70% of our construction-related revenue in 2025 was derived from contracts funded by federal, state and local government agencies and authorities. Government contracts are subject to specific procurement regulations, contract provisions and a variety of socioeconomic requirements relating to their formation, administration, performance and accounting and often include express or implied certifications of compliance. Claims for civil or criminal fraud may be brought for violations of regulations, requirements or statutes. Additionally, qui tam litigation brought by private individuals on behalf of the government under the Federal Civil False Claims Act could require us to pay treble damages. Further, if we fail to comply with any of the regulations, requirements or statutes or if we have a substantial number of accumulated Occupational Safety and Health Administration, Mine Safety and Health Administration or other workplace safety violations, our existing government contracts could be terminated and we could be suspended from government contracting or subcontracting, including federally funded projects at the state level. Should one or more of these events occur, it could have a material adverse effect on our financial position, results of operations, cash flows and liquidity.
•We are subject to environmental, health and safety and other regulation. As more fully described in “Government Regulations” under “Item 1. Business,” we are subject to a number of federal, state, local and foreign laws and regulations relating to the environment, including the remediation of soil and groundwater contamination, emission and discharge of materials into the environment, reclamation and closure of operations, workplace health and safety and a variety of socioeconomic requirements and are required to obtain and maintain a number of approvals, permits, including those relating to barging operations, and financial assurances. Noncompliance with such laws, regulations, approvals, permits and financial assurances can result in, among other things, substantial penalties, or termination or suspension of government contracts or our operations as well as civil and criminal liability. In addition, some environmental laws and regulations impose strict, joint and several liability and responsibility on present and former owners, operators or users of facilities and sites, and entities that disposed or arranged for the disposal of hazardous substances at a third-party site, for contamination at such facilities and sites, without regard to causation or knowledge of contamination. We occasionally evaluate various alternatives with respect to our facilities, including possible dispositions or closures. Investigations undertaken in connection with these activities may lead to discoveries of contamination that must be remediated, and closures of facilities may trigger compliance requirements, including reclamation requirements, that may not be applicable to operating facilities. Environmental, health and safety requirements, laws and regulations are becoming increasingly more stringent and there can be no assurance that these requirements, laws or regulations will not change and that compliance with these requirements, laws and regulations will not materially adversely affect our operations in the future. Furthermore, from time to time, we have been involved in remediation activities and we cannot provide assurance that existing or future circumstances or developments with respect to contamination will not require us to make significant remediation or restoration expenditures.
•Increasing restrictions on securing aggregate reserves could negatively affect our future operations and results. Tighter regulations and the finite nature of property containing suitable aggregate reserves are making it increasingly challenging and costly to secure aggregate reserves. Any increasingly difficult permitting process could have a material adverse effect on our business, our financial position, results of operations, cash flows and liquidity.
•Accounting for our revenues, costs and the valuation of acquired mineral reserves involves significant estimates. As further described in “Critical Accounting Estimates” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in “Use of Estimates in the Preparation of Financial Statements,” and “Revenue Recognition,” within Note 1 of the “Notes to the Consolidated Financial Statements,” accounting for our contract-related revenues and costs, as well as the valuation of acquired mineral reserves, requires management to make a variety of significant estimates and assumptions. These assumptions and estimates may change significantly in the future and could result in the reversal of previously recognized revenue and profit or cause material impairment charges. Such changes could have a material adverse effect on our financial position and results of operations.
•Earnings may be impacted by impairment charges for goodwill and intangible assets. We carry a significant amount of goodwill and identifiable intangible assets on our consolidated balance sheets. We assess goodwill for impairment annually as of November 1 and more frequently when events and circumstances occur that indicate a possible impairment. We also review identifiable intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset group may not be recoverable. See “Long-Lived Assets” and “Goodwill” in Note 1 of the “Notes to the Consolidated Financial Statements” for additional information regarding our goodwill and identifiable intangible assets. If we determine that the carrying amount of goodwill or our unamortized intangible assets exceeds their fair value, we would be required to recognize a non-cash impairment charge, which could have a material adverse effect on our business, results of operations or financial condition.
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
•If we identify material weaknesses or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately and timely report our financial results, investors may lose confidence in us and the market price of our common stock may decrease. We may not be able to accurately and timely report our financial results and/or we may not be able to detect errors on a timely basis if in the future we: (1) identify one or more material weaknesses in our internal control over financial reporting; (2) are unable to successfully remediate any such material weaknesses; (3) are unable to comply with the requirements of Section 404 in a timely manner; or (4) are unable to assert, or our independent registered public accounting firm is unable to attest, that our internal control over financial reporting is effective. This could result in: (i) our financial statements being materially misstated; (ii) investors losing confidence in the accuracy and completeness of our financial reports; (iii) the market price of our common stock decreasing; (iv) our liquidity and access to the capital markets being adversely affected; and (v) our inability to maintain compliance with applicable stock exchange listing requirements and debt covenants. We could also become subject to stockholder or other third-party litigation as well as investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources and could result in fines, penalties, trading suspensions or other remedies. Further, because of its inherent limitations, even our effective internal controls over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in our conditions, or that the degree of compliance with our policies or procedures may deteriorate.
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
•Artificial intelligence presents risks and challenges that could have a material adverse effect on our business, results of operations and financial condition. We have developed pilot programs to implement certain third-party generative artificial intelligence (“AI”) and predictive analytics tools into our systems for specific purposes. These tools presently include, without limitation, (i) a knowledge retention tool, (ii) a risk assessment tool and (iii) a virtual assistant tool. There is a risk that such AI tools (or AI tools used without Company approval) will be used in a manner that does not adhere to our AI policy and/or may be misused by our employees, vendors, or other third parties engaged by us. This, in turn, could result in the loss of confidential or proprietary information and subject us to competitive or reputational harm, as well as potential regulatory investigations/actions and/or legal liability. Additionally, we may not be able to control, and may lack visibility into, how third-party AI tools use, or AI features incorporated into third-party products that we use, are developed or maintained, or how such tools use, disclose and/or protect the data we input, even where we have sought contractual protections with respect to these matters. Further, AI algorithms may be flawed, and the data used to train AI tools may be inaccurate, incomplete or biased. As a result, the content, analysis or recommendations that these tools produce may be inaccurate, incomplete or biased and our use of this information may have a material adverse effect on our business, results of operations and financial condition. Additionally, we expect that there will continue to be new laws or regulations concerning the use of AI that could impose on us certain obligations and costs related to monitoring and compliance. Finally, we may not be successful in, and may lack sufficient resources to pursue, adopting and implementing AI tools to the same extent as our competitors. If we are unable to adopt and implement these tools in a cost-effective, timely manner or at all, it could cause competitive harm and/or have a material adverse effect on our business, results of operations and financial condition.
RISKS RELATED TO OUR CAPITAL STRUCTURE
•Failure to remain in compliance with covenants under our Credit Agreement, service our indebtedness, or fund our other liquidity needs could adversely impact our business. Our failure to comply with any of the restrictive or financial covenants would constitute an event of default under our Credit Agreement. Our failure to pay principal, interest or other amounts when due or within the relevant grace period on our 3.25% convertible senior notes due 2030 (the “3.25% Convertible Notes”), our 3.75% convertible senior notes due 2028 (the “3.75% Convertible Notes”) or our Credit Agreement would constitute an event of default under the indenture governing our 3.25% Convertible Notes, the indenture governing our 3.75% Convertible Notes or the Credit Agreement. A default under our Credit Agreement could result in (i) us no longer being entitled to borrow under such facility; (ii) termination of such facility; (iii) the requirement that any letters of credit under such facility be cash collateralized; (iv) acceleration of amounts owed under the Credit Agreement; and/or (v) foreclosure on any collateral securing the obligations under such facility. A default under the indenture governing our 3.25% Convertible Notes or the indenture governing our 3.75% Convertible Notes could result in acceleration of the maturity of the notes. If we are unable to service our debt obligations as a result of rising or high interest rates or any other reason or fund our other liquidity needs, we could be forced to curtail our operations, reorganize our capital structure (including through bankruptcy proceedings) or liquidate some or all of our assets in a manner that could cause holders of our securities to experience a partial or total loss of their investment in us.

•Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our debt. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including our 3.25% Convertible Notes and our 3.75% Convertible Notes and the obligations under our Credit Agreement, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Additionally, borrowings under our Credit Agreement bear interest at a variable rate. As interest rates increase or remain high, our interest expense will also increase or remain high if we continue to borrow or increase our borrowings under the credit facility. Our business may not continue to generate sufficient cash flow from operations in the future to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the financial markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, which could have a material adverse effect on our business and financial condition.
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
•The capped call transactions related to our 3.25% Convertible Notes and our 3.75% Convertible Notes may affect the value of our common stock. In connection with our 3.25% Convertible Notes offering and our 3.75% Convertible Notes offering, we entered into capped call transactions with option counterparties. The capped call transactions are expected generally to reduce the potential dilution to our common stock upon conversion of the 3.25% Convertible Notes and the 3.75% Convertible Notes and/or offset any cash payments we elect or are required to make in excess of the principal amount of converted notes, as the case may be. However, when the market price per share of our common stock exceeds the cap price of the capped call transactions ($79.83 for the capped call transactions related to the 3.75% Convertible Notes and $119.82 for the capped call transactions related to our 3.25% Convertible Notes), there would nevertheless be dilution and/or there would not be an offset of such cash payments, in each case, to the extent that such market price exceeds the cap price of the capped call transactions. Additionally, in connection with establishing the capped call transactions, the option counterparties may have entered into various derivative transactions with respect to our common stock. The option counterparties may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions. This activity could cause or hinder an increase or a decrease in the market price of our common stock. The effect, if any, of these transactions and activities on the market price of our common stock will depend in part on market conditions and cannot be ascertained at this time, but these activities could adversely affect the market price of our common stock.
•We are subject to counterparty risk with respect to the capped call transactions. The option counterparties are financial institutions or affiliates of financial institutions, and we are subject to the risk that one or more of such option counterparties may default under the capped call transactions. Our exposure to the credit risk of the option counterparties is not secured by any collateral. Past global economic conditions, including increases in prevailing interest rates, have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If any option counterparty becomes subject to bankruptcy or other insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the capped call transaction with such option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be positively correlated to an increase in our common stock market price and in the volatility of the market price of our common stock. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and dilution with respect to our common stock. We can provide no assurance as to the financial stability or viability of any option counterparty.
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
•We may be unable to achieve our sustainability commitments and targets which could result in the loss of investors and customers, a negative impact on our stock price, and damage to our reputation. We are committed to advancing our sustainability strategy. However, achievement of our sustainability commitments and targets is subject to risks and uncertainties, many of which are outside of our control. These risks and uncertainties include, but are not limited to: our ability to execute our operational strategies and achieve our goals within the currently projected costs and the expected timeframes; the availability and cost of alternative fuels and electric vehicles, availability of renewable energy; unforeseen design, operational and technological difficulties; the outcome of research efforts and future technology developments; compliance with, and changes or additions to, global, national, regional and local regulations, taxes, charges, mandates or requirements relating to greenhouse gas emissions, carbon costs or climate-related goals; labor-related regulations and requirements that restrict or prohibit our ability to impose requirements on third party contractors; adapting products to customer preferences and customer acceptance of sustainable supply chain solutions; and the actions of competitors and competitive pressures.
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
In addition, new laws, regulations and policies relating to matters such as sustainability and climate change may be developed and formalized in the United States, which could entail specific, target-driven frameworks and/or disclosure requirements. Any failure, or perceived failure, by us to comply fully with developing interpretations of such laws and regulations could harm our business, reputation, financial condition and results of operations and require significant time and resources to make the necessary adjustments.
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

Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 1C. CYBERSECURITY
Our Board of Directors views the identification and effective management of cybersecurity threats as a critical component of overall risk management and oversight responsibilities and has delegated responsibility for oversight of this risk to the Audit/Compliance Committee of the Board of Directors (the “Audit Committee”). The Audit Committee oversees the management of risks arising from cybersecurity threats and regularly reports to the Board of Directors regarding cybersecurity. Our Risk Committee of the Board of Directors oversees our enterprise risk management (“ERM”) process, and cybersecurity represents an important component of our overall approach to ERM. Our cybersecurity policies, standards, processes and practices are based on recognized frameworks established by the National Institute of Standards and Technology and other applicable industry standards. We take a comprehensive, cross-functional approach to cybersecurity that focuses on identifying, detecting and protecting against threats, and effectively responding to and recovering from incidents when they occur.

Risk Management and Strategy
Our cybersecurity program is focused on the following key areas:
Governance: As discussed in more detail under the heading “Governance” below, the Board of Directors’ oversight of cybersecurity risk management is supported by the Audit Committee, the Risk Committee, our Chief Technology Officer (“CTO”), other members of management and management’s Cybersecurity Committee.
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
The CTO, who acts as our chief information security officer, leads our Cybersecurity Committee. The Cybersecurity Committee is a multidisciplinary team of corporate and operational leaders who work collaboratively to implement a program designed to protect our information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with our incident response plan. The Cybersecurity Committee reports to our CEO, Chief Financial Officer, Chief Human Resources Officer and Chief Legal Officer. The CTO, working together with a team of cybersecurity professionals and third-party consultants, monitors the prevention, detection, mitigation and remediation of cybersecurity threats and incidents, and reports such threats and incidents to the senior leadership team when appropriate.

Our CTO has served in various roles in information technology and information security for over 25 years, including serving as the Head of Cybersecurity for public and private companies. Our CTO holds an undergraduate degree in computer science and has attained a professional certification in Cybersecurity Governance. The Cybersecurity team (including the CTO) has extensive cybersecurity experience and hold multiple certifications across the cybersecurity landscape. Our CEO, Chief Financial Officer, Chief Human Resources Officer and Chief Legal Officer each hold undergraduate degrees, graduate degrees or professional certifications in their respective fields, and each have significant experience managing risk.
Risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected, and we do not believe are reasonably likely to materially affect, us, including our business strategy, results of operations or financial condition. However, due to evolving cybersecurity threats, it may not be possible to anticipate, prevent or stop future cybersecurity incidents, including attacks on our information systems and data or those of our relevant business partners. See “Risks Related to Information Technology” in Item 1A. Risk Factors.

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
As of December 31, 2025, we had open pit quarry properties available for the extraction of sand, gravel and hard rock. Our Materials segment uses these quarry properties to extract and process sand, gravel and hard rock into construction material for internal use in our construction projects and for sale to third parties. As of December 31, 2025, we had all the permits necessary to mine and process sand, gravel and hard rock at our active quarry properties. As of December 31, 2025, no individual mining operation was considered material to our business or financial condition. Annual production of aggregates for all mining properties was 22.8 million tons, 18.7 million tons, and 17.5 million tons during the years ended December 31, 2025, 2024 and 2023, respectively.

The following map shows the approximate locations of our permitted quarry properties as of December 31, 2025:

WASHINGTON
Seattle
Portland
OREGON
CASCADE RANGE
IDAHO
MONTANA
ROCKY MOUNTAINS
WYOMING
NORTH DAKOTA
SOUTH DAKOTA
MINNESOTA
Minneapolis
WISCONSIN
Milwaukee
Lake Superior
Lake Michigan
Missouri
Mississippi
Columbia
Snake
Salt Lake City
UTAH
GREAT BASIN
NEVADA
Sacramento
San Francisco
CALIFORNIA
Fresno
Las Vegas
Los Angeles
San Diego
Tijuana
COLORADO PLATEAU
ARIZONA
Phoenix
Tucson
Hermosillo
NEW MEXICO
El Paso
Chihuahua
COLORADO
Denver
Colorado
Rio Grande
GREAT PLAINS
NEBRASKA
UNITED STATES
KANSAS
Arkansas
IOWA
Chicago
ILLINOIS
Indianapolis
INDIANA
Kansas City
MISSOURI
St Louis
Ohio
KENTUCKY
Nashville
Knoxville
TENNESSEE
Memphis
Oklahoma City
OKLAHOMA
ARKANSAS
Birmingham
ALABAMA
TEXAS
Dallas
Austin
San Antonio
Houston
LOUISIANA
New Orleans

California and Kentucky are the only states/provinces that individually comprise more than 10% of our total mining operations. The following tables present information about our quarry properties as of December 31, 2025 (tons in millions):

		Resources and Reserves for Each Product Type (tons)		Percentage of Resources and Reserves Owned and Leased
State/Province	Number of Properties	Sand & Gravel	Hard Rock	Owned (1)	Leased (2)	Acreage
California	34	526.4	435.0	61%	39%	10,918
Kentucky	1	—	407.3	100%	—%	626
All other states/provinces	81	338.5	373.6	48%	52%	20,253
Total	116	864.9	1,215.9	64%	36%	31,797
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

The life cycle of mining sand, gravel and hard rock begins with exploration and continues through development and production. After a sand, gravel and hard rock deposit has been identified through exploration, the mine is developed before production begins. The following table presents the number of properties in each respective stage as of December 31, 2025 for all mining properties:

State/Province	Exploration	Development	Production
California	5	4	25
Kentucky	—	—	1
All other states/provinces	10	11	60
Total	15	15	86
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
As of December 31, 2025, our qualified persons estimated our measured, indicated and inferred resources to be approximately 697.7 million tons. As of December 31, 2025, California and Kentucky were the only individual states/provinces that comprised more than 10% of our total mining operations. The Wine Group, Aerojet North White Rock, Coalinga Section 30 and Avenal were the only mines that comprised 10% or more of our combined measured and indicated mineral resources for sand and gravel and the Euer Ranch, Bamberton Quarry and Slats Lucas were the only mines that comprised 10% or more of our combined measured and indicated mineral resources for hard rock.

The following table presents information about our mineral resources at December 31, 2025 (tons in millions):

	Measured Mineral Resources		Indicated Mineral Resources		Measured + Indicated Mineral Resources		Inferred Mineral Resources
	Amount (tons)	Grades / qualities (1)	Amount (tons)	Grades / qualities (1)	Amount (tons)	Grades / qualities (1)	Amount (tons)	Grades / qualities (1)
Sand and Gravel:
California
The Wine Group	—	—	51.4	Sand and Gravel	51.4	Sand and Gravel	—	—
Aerojet North White Rock	32.0	Sand and Gravel	—	—	32.0	Sand and Gravel	—	—
Coalinga Section 30	—	—	18.0	Sand and Gravel	18.0	Sand and Gravel	—	—
Avenal	16.8	Sand and Gravel	—	—	16.8	Sand and Gravel	—	—
All other California	15.3	Sand and Gravel	1.6	Sand and Gravel	16.9	Sand and Gravel	—	—
Total California	64.1	Sand and Gravel	71.0	Sand and Gravel	135.1	Sand and Gravel	—	—
All other states/provinces	13.0	Sand and Gravel	11.3	Sand and Gravel	24.3	Sand and Gravel	17.1	Sand and Gravel
Total	77.1	Sand and Gravel	82.3	Sand and Gravel	159.4	Sand and Gravel	17.1	Sand and Gravel

Hard Rock:
California
Euer Ranch	218.1	Hard Rock	—	—	218.1	Hard Rock	—	—
All other California	11.6	Hard Rock	—	—	11.6	Hard Rock	—	—
Total California	229.7	Hard Rock	—	—	229.7	Hard Rock	—	—
Slats Lucas (Kentucky)	45.3	Hard Rock	—	—	45.3	Hard Rock	75.7	Hard Rock
Bamberton Quarry (British Columbia)	42.4	Hard Rock	2.3	Hard Rock	44.7	Hard Rock	39.3	Hard Rock
All other states/provinces	53.4	Hard Rock	—	—	53.4	Hard Rock	33.0	Hard Rock
Total	370.8	Hard Rock	2.3	Hard Rock	373.1	Hard Rock	148.0	Hard Rock
Grand Total	447.9	Hard Rock	84.6	Hard Rock	532.5	Hard Rock	165.1	Hard Rock
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
The modifying factors applied in the conversion of measured and indicated mineral resources to proven and probable mineral reserves during the year ended December 31, 2025 included various relevant technical and economic factors, including site infrastructure, mine design and planning, processing plant and environmental compliance and permitting. The basis of determining the modifying factors was a combination of historical experience mining aggregates and observation.
As of December 31, 2025, our qualified persons estimated our proven and probable reserves to be approximately 1.4 billion tons. Waste factors for proven and probable reserves range up to 44% depending on the deposit type, market characteristics and extraction feasibility. As of December 31, 2025, California and Kentucky were the only individual states/provinces that comprised more than 10% of our total mining operations, Coalinga, Solari and Grantsville were the only mines that comprised 10% or more of our mineral reserves for sand and gravel and Handley Quarry and Slats Lucas were the only mines that comprised 10% or more of our mineral reserves for hard rock.

The following table presents information about mineral reserves at December 31, 2025 (tons in millions):

	Proven Mineral Reserves		Probable Mineral Reserves		Total Mineral Reserves
	Amount (tons)	Grades / qualities (1)	Amount (tons)	Grades / qualities (1)	Amount (tons)	Grades / qualities (1)
Sand and Gravel:
California
Coalinga	114.2	Sand and Gravel	—	—	114.2	Sand and Gravel
Solari	105.6	Sand and Gravel	8.2	Sand and Gravel	113.8	Sand and Gravel
All other California	154.7	Sand and Gravel	8.6	Sand and Gravel	163.3	Sand and Gravel
Total California	374.5	Sand and Gravel	16.8	Sand and Gravel	391.3	Sand and Gravel
Grantsville (Utah)	99.0	Sand and Gravel	—	—	99.0	Sand and Gravel
All other states/provinces	142.2	Sand and Gravel	55.9	Sand and Gravel	198.1	Sand and Gravel
Total	615.7	Sand and Gravel	72.7	Sand and Gravel	688.4	Sand and Gravel

Hard Rock:
California
Handley Quarry	143.7	Hard Rock	—	—	143.7	Hard Rock
All other California	61.6	Hard Rock	—	—	61.6	Hard Rock
Total California	205.3	Hard Rock	—	—	205.3	Hard Rock
Slats Lucas (Kentucky)	214.0	Hard Rock	72.3	Hard Rock	286.3	Hard Rock
All other states/provinces	134.9	Hard Rock	68.3	Hard Rock	203.2	Hard Rock
Total	554.2	Hard Rock	140.6	Hard Rock	694.8	Hard Rock
Grand Total	1,169.9	Hard Rock	213.3	Hard Rock	1,383.2	Hard Rock
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
Plant Properties
We operate plants at our quarry sites and deploy portable processing plants at certain construction projects sites to process aggregates into construction materials. We own aggregate crushing plants, cement concrete batch plants, asphalt rubber plants, and lime slurry plants. We also own and lease asphalt concrete plants. These plants are used by both of our reportable segments and are located primarily within the United States.
Other Properties
We own and lease office and shop spaces that are used by both of our reportable segments and located primarily within the United States.

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

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the New York Stock Exchange under the ticker symbol GVA. As of February 6, 2026, 43,503,673 shares of our common stock were outstanding and held by 566 shareholders of record. We have paid quarterly cash dividends since the second quarter of 1990, and we expect to continue to do so.
The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended December 31, 2025:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
October 1, 2025 through October 31, 2025	105,175	$106.09	105,116	$172,791,212
November 1, 2025 through November 30, 2025	86,594	$102.68	86,356	$163,924,075
December 1, 2025 through December 31, 2025	59,470	$109.92	57,408	$157,621,254
	251,239	$105.82	248,880
(1)Includes 59, 238 and 2,062 shares purchased during October, November and December, respectively, in connection with employee tax withholding for restricted stock units vested under our equity incentive plans.
(2)As announced on February 3, 2022, on February 1, 2022, the Board of Directors authorized us to purchase up to $300.0 million of our common stock at management’s discretion. The specific timing and amount of any future purchases will vary based on market conditions, securities law limitations and other factors.

Performance Graph
The following graph compares the cumulative five-year total return provided to Granite Construction Incorporated’s common stockholders relative to the cumulative total returns of the S&P 500 index and the Dow Jones U.S. Heavy Construction index. The Dow Jones U.S. Heavy Construction index includes the following companies: AECOM, EMCOR Group Inc, Fluor Corporation, Jacobs Solutions Inc, KBR, Inc, MDU Resources Group Inc, MasTec Inc, and
Willscot Mobile Mini Holdings Corp. Certain of these companies differ from Granite in that they derive more revenue and profit from non-U.S. operations and have customers in different markets. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2020 through December 31, 2025.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Granite Construction Incorporated, the S&P 500 Index
and the Dow Jones US Heavy Construction Index

500
400
300
200
100
0
12/20
12/21
12/22
12/23
12/24
12/25
Granite Construction Incorporated
S&P 500
Dow Jones US Heavy Construction

*$100 invested on 12/31/20 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

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
We have vertically integrated operations across Alaska, Arizona, California, Kentucky, Louisiana, Mississippi, Nevada, Oregon, Tennessee, Utah and Washington in addition to regional civil construction home markets in the Midwest, Florida and Texas. Our Construction segment also operates national businesses within the Tunnel division and the Federal division, which performs civil construction across the continental United States and Guam, the Industrial & Energy division, which primarily focuses on commercial solar construction projects, and the Layne division, which performs water well drilling, rehabilitation services and mineral exploration services.
Our reportable segments are the same as our operating segments and correspond with how our chief operating decision maker, or decision-making group (our “CODM”), regularly reviews financial information to allocate resources and assess performance. We previously identified our CODM as our Chief Executive Officer (“CEO”) and our Chief Operating Officer (“COO”). Following our COO's retirement on July 4, 2025, our CEO assumed sole responsibility as the CODM. Our reportable segments are: Construction and Materials. The Construction segment focuses on construction and rehabilitation of roads, pavement preservation, bridges, rail lines, airports, marine ports, dams, reservoirs, aqueducts, infrastructure and site development for use by the general public and water-related construction for municipal agencies, commercial water suppliers, industrial facilities and energy companies. It also provides construction of various complex projects including infrastructure and site development, mining, public safety, tunnel, solar, battery storage and other power-related projects. The Materials segment focuses on production and delivery of aggregates, asphalt concrete, liquid asphalt and recycled materials for internal use in our construction projects and for sale to third parties. See Note 21 of “Notes to the Consolidated Financial Statements” for additional information about our reportable segments.
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
Fair Value Measurement – Acquired Mineral Reserves
In 2025, we acquired businesses that included aggregates quarries with significant mineral reserves (See Note 2 of “Notes to the Consolidated Financial Statements”). We accounted for these transactions in accordance with ASC Topic 805, Business Combinations (“ASC 805”), and the preliminary purchase prices were allocated to assets acquired and liabilities assumed based on their estimated fair values as of the respective acquisition dates. This determination of fair value requires us to make estimates and use valuation techniques when a market value is not readily available.
We estimate the fair value of acquired mineral reserves using discounted cash flow models which involve significant assumptions such as the forecasted revenues, projected earnings before interest, taxes, depreciation and amortization (“EBITDA”) margins, and a discount rate. In determining the amount of reserves acquired, evaluations were completed by or under the supervision of qualified person(s) using industry best practices. See “Quarry Properties” under “Item 2. Properties,” for information on our reserves and methodology for estimating aggregate mineral resources and reserves. There are inherent uncertainties related to each of the above listed assumptions, and our judgment in applying them. These assumptions and estimates may change significantly in the future and could result in material impairment charges. Such changes could have a material adverse effect on our financial position and results of operations.
With all other factors remaining constant, a 0.5% decrease in the discount rate would cause a $19.5 million increase in the value of the acquired mineral reserves, while a 0.5% increase in the discount rate would cause a $17.6 million decrease in the value of the acquired mineral reserves. With all other factors remaining constant, a 1.0% change in the projected EBITDA margins would cause a $3.8 million increase or decrease in the value of the mineral reserves.

Current Economic Environment and Outlook
Funding for our public work projects, which account for approximately 85% of our portfolio, is dependent on federal, state, regional and local revenues. At the federal level, the $1.2 trillion Infrastructure Investment and Jobs Act (“IIJA”) has increased federal highway, bridge and transit funding to its highest level in more than six decades with $550 billion in incremental funding over five years. The increased multi-year spending commitment improved the programming visibility for state and local governments and drove an increase in project lettings that started in 2023, and continued through 2025. With the IIJA ending in September of 2026, discussions have begun in Congress concerning a replacement bill.
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
Our Committed and Awarded Projects (“CAP”) balance continues to be strong with $7.0 billion at the end of the fourth quarter of 2025. Our CAP is supported by a positive public funding environment and strength in the private markets we serve, which we believe will provide further opportunities for continued CAP growth in 2026.
Acquisitions
Cinderlite
On October 3, 2025, we completed the acquisition of Cinderlite Trucking Corporation and related assets (“Cinderlite”) for $58.5 million in cash, subject to customary closing adjustments. We purchased all of the outstanding equity interest of Cinderlite, which is a construction materials, landscape supply, and transportation company in Carson City, Nevada. This acquisition aligns with our strategy of enhancing our vertical integration by strengthening our existing home markets.
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
Dickerson & Bowen, Inc.
On August 9, 2024, we acquired Dickerson & Bowen, Inc. (“D&B”). D&B is an aggregates, asphalt, and highway construction company serving central and southern Mississippi.
2025 Acquisition Financing
On August 5, 2025, we entered into the Fifth Amended and Restated Credit Agreement (the “Credit Agreement”), which provided for (1) a $600.0 million senior secured revolving credit facility (the “Revolver”), (2) a $600.0 million senior secured term loan (the “Initial Term Loan”) and (3) an additional $75.0 million senior secured term loan (“Delayed Draw Term Loan”).
The Warren Paving, Papich Construction and Cinderlite acquisitions were funded with proceeds from the Initial Term Loan, the Delayed Draw Term Loan, a $10.0 million draw on our Revolver and from cash on hand. The $10.0 million Revolver draw was repaid during the third quarter and the $75.0 million Delayed Draw Term Loan was repaid on October 31, 2025.

See Note 1 and Note 2 of “Notes to the Consolidated Financial Statements” for further information about the above acquisitions and Note 14 of “Notes to the Consolidated Financial Statements” for further information about the debt transactions.
Results of Operations
Our operations are typically affected more by inclement weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability.

Years Ended December 31,	2025	2024	2023
(in thousands)
Total revenue	$4,424,379	$4,007,574	$3,509,138
Gross profit	$711,216	$572,697	$396,399
Selling, general and administrative expenses	$407,561	$334,162	$294,466
Other costs, net (see Note 1 of “Notes to the Consolidated Financial Statements”)	$41,416	$39,936	$50,217
Gain on sales of property and equipment, net	$(20,207)	$(8,764)	$(28,346)
Operating income	$282,446	$207,363	$80,062
Total other (income) expense, net	$(6,381)	$11,171	$20,208
Amount attributable to non-controlling interests	$(27,348)	$(14,097)	$14,012
Net income attributable to Granite Construction Incorporated	$193,003	$126,346	$43,599
Revenue
Total Revenue by Segment

Years Ended December 31,	2025		2024		2023
(dollars in thousands)
Construction	$3,654,880	82.6%	$3,415,225	85.2%	$2,992,254	85.3%
Materials	769,499	17.4	592,349	14.8	516,884	14.7
Total	$4,424,379	100.0%	$4,007,574	100.0%	$3,509,138	100.0%
Construction Revenue

Years Ended December 31,	2025		2024		2023
(dollars in thousands)
Public	$2,608,430	71.4%	$2,531,379	74.1%	$2,064,078	69.0%
Private	1,046,450	28.6	883,846	25.9	928,176	31.0
Total	$3,654,880	100.0%	$3,415,225	100.0%	$2,992,254	100.0%
Construction revenue in 2025 increased by $239.7 million, or 7.0%, compared to 2024. This increase was primarily driven by $112.1 million of construction revenue from our recently acquired businesses, Warren Paving and Papich Construction, during 2025. Additionally, D&B construction revenue increased $23.6 million year-over-year. Our remaining Construction revenue increased year-over-year driven primarily by higher CAP entering the year.

Materials Revenue

Years Ended December 31,	2025		2024		2023
(dollars in thousands)
Aggregates	$308,781	40.1%	$196,232	33.1%	$176,564	34.2%
Asphalt	458,836	59.7	395,798	66.8	339,608	65.7
Other	$1,882	0.2%	$319	0.1%	$712	0.1%
Total	$769,499	100.0%	$592,349	100.0%	$516,884	100.0%
Materials revenue in 2025 increased by $177.2 million, or 29.9%, when compared to 2024. This increase was primarily driven by materials revenue from our recently acquired businesses, Warren Paving, Papich Construction and Cinderlite, of $106.4 million during 2025. Additionally, materials revenue increased due to higher sales volumes and prices in both aggregates and asphalt.
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

December 31,	2025		2024
(dollars in thousands)
Unearned revenue	$4,123,113	59.2%	$3,584,378	67.7%
Other awards	2,846,259	40.8	1,711,689	32.3
Total	$6,969,372	100.0%	$5,296,067	100.0%

December 31,	2025		2024
(dollars in thousands)
Public	$6,058,998	86.9%	$4,120,821	77.8%
Private	910,374	13.1	1,175,246	22.2
Total	$6,969,372	100.0%	$5,296,067	100.0%
CAP of $7.0 billion at December 31, 2025 was $1.7 billion, or 32%, higher than December 31, 2024. The most significant additions to CAP during 2025 included $494 million for a highway project in Nevada, $350 million for a drainage improvement project in Illinois, $327 million for two federal projects, $232 million for a water infrastructure project in Nevada, and $225 million for a tunnel project in Kentucky, all of which are for customers in the public sector.
Non-controlling partners’ share of CAP as of December 31, 2025 and 2024 was $361.4 million and $331.1 million, respectively.
At December 31, 2025 and 2024, one contract with remaining CAP of $10.0 million or more per project had total forecasted losses with remaining revenue of $25.6 million, or 0.4% of total CAP, and $64.4 million, or 1.2% of total CAP, respectively. Provisions are recognized in the consolidated statements of operations for the full amount of estimated losses on uncompleted contracts whenever evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue.

Gross Profit
The following table presents gross profit by reportable segment for the respective periods:

Years Ended December 31,	2025	2024	2023
(dollars in thousands)
Construction	$574,178	$491,002	$325,055
Percent of segment revenue	15.7%	14.4%	10.9%
Materials	137,038	81,695	71,344
Percent of segment revenue	17.8	13.8	13.8
Total gross profit	$711,216	$572,697	$396,399
Percent of total revenue	16.1%	14.3%	11.3%
Construction gross profit for the year ended December 31, 2025 increased by $83.2 million, or 16.9%, when compared to 2024, primarily due to higher revenue and improved project execution across our project portfolio. We also recognized more net increases from revisions in estimates due to claim settlements than in the prior year. For further discussion of projects with revisions in estimates which individually had an impact of $5.0 million or more on gross profit, see Note 3 of “Notes to the Consolidated Financial Statements.” Additionally, construction gross profit from our recently acquired businesses, Warren Paving and Papich Construction, was $11.8 million for the year ended December 31, 2025, including an immaterial amount of purchase accounting-related charges, such as step-up depreciation and intangible asset amortization. See Note 2 of “Notes to the Consolidated Financial Statements” for further information about acquisitions.
Materials gross profit for the year ended December 31, 2025 increased by $55.3 million, or 67.7%, when compared to 2024 and gross profit margin increased to 17.8%. The improvement in gross profit was primarily driven by higher volumes and sales prices in both aggregates and asphalt. The increase was also driven by gross profit from our recently acquired businesses, Warren Paving, Papich Construction, and Cinderlite, of $14.8 million for 2025, which included $7.2 million of purchase accounting-related charges such as step-up depreciation and intangible asset amortization. See Note 2 of “Notes to the Consolidated Financial Statements” for further information about acquisitions.
Selling, General and Administrative Expenses
The following table presents the components of selling, general and administrative expenses for the respective periods:

Years Ended December 31,	2025	2024	2023
(dollars in thousands)
Salaries and related expenses	$212,256	$171,835	$157,239
Incentive compensation	40,428	32,094	29,364
Stock-based compensation	35,715	17,826	9,753
Other selling, general and administrative expenses	119,162	112,407	98,110
Total selling, general and administrative expenses	$407,561	$334,162	$294,466
Percent of revenue	9.2%	8.3%	8.4%
Selling, general and administrative (“SG&A”) expenses include the costs for estimating and bidding, including offsetting customer reimbursements for portions of our selling/bid submission expenses (i.e., stipends), business development, materials facility permits, and costs related to our operational offices that are not allocated to direct contract costs and expenses related to our corporate functions. Other SG&A expenses include travel and entertainment, outside services, information technology, depreciation, occupancy, training, office supplies, changes in the fair market value of our non-qualified deferred compensation plan liability and other miscellaneous expenses. SG&A expenses can vary depending on the volume of projects in process and the number of employees assigned to estimating and bidding activities. As projects are completed or the volume of work slows down, we temporarily redeploy project employees to bid on new projects, moving their salaries and related costs from cost of revenue to selling expenses. SG&A expenses for 2025 increased $73.4 million compared to 2024, primarily due to $40.4 million of higher salaries and related expenses due to increased labor costs, as well as $26.2 million of increased incentive and stock-based compensation due to improved financial performance. Of the total increases, SG&A expenses from acquired businesses increased $11.6 million, including $3.3 million of purchase accounting related depreciation and intangible asset amortization.

Other Costs, net
The following table presents other costs, net for the respective periods:

Years Ended December 31,	2025	2024	2023
(in thousands)
Other costs, net	$41,416	$39,936	$50,217
Other costs, net mainly consist of acquisition and integration costs and legal costs related to the defense of a former Company officer in his civil litigation with the SEC. Other Costs, net increased by $1.5 million when compared to 2024 primarily due to increased acquisition and integration costs in the current year, partially offset by lower costs associated with the defense of the former Company officer. The SEC and the Company's former officer reached an agreement in January 2026 that resolved the litigation. As a result, we do not expect to incur any further material costs related to this matter. See Note 2 of “Notes to the Consolidated Financial Statements” for further information about acquisitions.
Gain on Sales of Property and Equipment, net
The following table presents the gain on sales of property and equipment, net for the respective periods:

Years Ended December 31,	2025	2024	2023
(in thousands)
Gain on sales of property and equipment, net	$(20,207)	$(8,764)	$(28,346)
Gain on sales of property and equipment, net for the year ended December 31, 2025 increased by $11.4 million when compared to 2024 primarily due to the sale of a property in Utah in 2025.
Other (Income) Expense
The following table presents the components of other (income) expense, net for the respective periods:

Years Ended December 31,	2025	2024	2023
(in thousands)
Loss on debt extinguishment	$—	$27,552	$51,052
Interest income	(26,878)	(24,349)	(17,538)
Interest expense	47,223	29,188	18,462
Equity in income of affiliates, net	(14,958)	(16,982)	(25,748)
Other income, net	(11,768)	(4,238)	(6,020)
Total other (income) expense, net	$(6,381)	$11,171	$20,208
During 2025, total other (income) expense, net improved $17.6 million primarily due to the $27.6 million loss on debt extinguishment not recurring in the current year. This was partially offset by $15.5 million of increased interest expense, net of interest income, due to borrowings under the the Initial Term Loan and Delayed Draw Term Loan in 2025.
Income Taxes
The following table presents the provision for income taxes for the respective periods:

Years Ended December 31,	2025	2024	2023
(in thousands)
Provision for income taxes	$68,476	$55,749	$30,267
Effective tax rate	23.7%	28.4%	50.6%
Our effective tax rate decreased from 28.4% to 23.7% when compared to 2024 primarily due to a decrease in nondeductible debt extinguishment costs.

Amount Attributable to Non-controlling Interests
The following table presents the amount attributable to non-controlling interests in consolidated subsidiaries for the respective periods:

Years Ended December 31,	2025	2024	2023
(in thousands)
Amount attributable to non-controlling interests	$(27,348)	$(14,097)	$14,012
The amount attributable to non-controlling interests represents the non-controlling owners’ share of the net (income) loss of our consolidated construction joint ventures. The increase during 2025 was primarily due to improved profitability on joint venture projects as well as the impact of net increases from revisions in estimates related to consolidated construction joint ventures (see Note 3 of “Notes to the Consolidated Financial Statements”).
Prior Years Comparison (2024 to 2023)
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K filed with the SEC on February 14, 2025.
Liquidity and Capital Resources
Our primary sources of liquidity are cash and cash equivalents, investments, available borrowing capacity under our Credit Agreement and cash generated from operations. We may also from time to time issue and sell equity, debt or hybrid securities or engage in other capital markets transactions or sell one or more business units or assets. See Note 14 of the “Notes to the Consolidated Financial Statements” for information on our debt.
Our material cash requirements include paying the costs and expenses associated with our operations, servicing outstanding indebtedness, making capital expenditures and paying dividends on our capital stock. We may also from time to time prepay or repurchase outstanding indebtedness, repurchase shares of our common stock or acquire assets or businesses that are complementary to our operations. See Note 2 and Note 17 of the “Notes to the Consolidated Financial Statements” for information on our recent acquisitions and share repurchases, respectively.
Our primary contractual obligations are as follows and are further discussed in the referenced “Notes to the Consolidated Financial Statements:”
•Asset retirement obligations - see Note 11, Property and Equipment, net
•Debt and the associated interest payments – see Note 14, Debt
•Operating lease and royalty future minimum payments – see Note 15, Leases
•Non-Qualified Deferred Compensation Plan obligations – see Note 16, Employee Benefit Plans

In addition to the obligations referenced above, as of December 31, 2025 we had $11.6 million of purchase commitments for equipment and other goods and services not directly connected with our construction contracts, which are individually greater than $50,000 and have an expected fulfillment date after December 31, 2025. Of this, approximately $10.0 million and $1.6 million will be paid in 2026 and 2027, respectively. There are no material purchase commitments in the periods thereafter.
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
As of December 31, 2025, our cash and cash equivalents consisted of deposits and money market funds held with established national financial institutions and marketable securities consisting of commercial paper, corporate notes and bonds, Municipal notes and bonds and U.S. Government and agency obligations.
On August 5, 2025, we entered into the Credit Agreement, which provides for (1) a $600.0 million Revolver, (2) a $600.0 million Initial Term Loan and (3) an additional $75.0 million Delayed Draw Term Loan. On October 3, 2025, we drew the additional $75.0 million Delayed Draw Term Loan, all of which was repaid during 2025. As of December 31, 2025, the $600.0 million Initial Term Loan was outstanding and the total unused availability under our Revolver was $583.2 million, resulting from $16.8 million in issued and outstanding letters of credit and nothing drawn on the Revolver. See Note 14 of “Notes to the Consolidated Financial Statements.”

As of December 31, 2025, one of the conditions permitting the holders of the 3.25% Convertible Notes to convert was met. Our common stock traded above 130% of the $77.88 conversion price for at least 20 trading days during the period of 30 consecutive trading days ending on December 31, 2025 (the last trading day of the calendar quarter). The holders of the 3.25% Convertible Notes have the right to convert through March 31, 2026, at which point we will re-evaluate whether the 3.25% Convertible Notes will continue to be convertible in the subsequent calendar quarter. In the event the holders of the 3.25% Convertible Notes elect to convert a portion, or all of their 3.25% Convertible Notes, the principal amount is required to be settled in cash. As a result, the $373.8 million principal amount has been classified as a current liability as of December 31, 2025 in the consolidated balance sheet. Any conversion premium will be satisfied with cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. At current market prices of our common stock, we do not expect holders to elect to convert their notes as the trading price of the notes in the secondary market exceeds the value a holder would receive upon conversion of such notes. In the unlikely event a holder elects to convert, we would use cash on hand or draw on our Revolver as needed.
In evaluating our liquidity position and needs, we also consider cash and cash equivalents held by our consolidated construction joint ventures (“CCJVs”). The following table presents our cash, cash equivalents and marketable securities, including amounts from our CCJVs, as of the respective dates:

December 31,	2025	2024
(in thousands)
Cash and cash equivalents excluding CCJVs	$383,636	$404,436
CCJV cash and cash equivalents (1)	145,584	173,894
Total consolidated cash and cash equivalents	529,220	578,330
Short-term marketable securities (2)	71,021	7,311
Long-term marketable securities (2)	$49,534	$—
Total cash, cash equivalents and marketable securities	$649,775	$585,641
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
(2)All marketable securities were classified as held-to-maturity and consisted of commercial paper, corporate notes and bonds, Municipal notes and bonds and U.S. Government and agency obligations as of December 31, 2025 and U.S. Government and agency obligations as of December 31, 2024.
Granite’s portion of CCJV cash and cash equivalents was $90.6 million and $106.0 million as of December 31, 2025 and 2024, respectively. Excluded from the table above is $35.0 million and $28.7 million as of December 31, 2025 and 2024, respectively, of Granite’s portion of unconsolidated construction joint venture cash and cash equivalents.
Capital Expenditures
Major capital expenditures are typically for aggregate and asphalt production facilities, aggregate reserves, construction equipment, buildings and leasehold improvements and investments in our information technology systems. The timing and amount of such expenditures can vary based on the progress of planned capital projects, the type and size of construction projects, changes in business outlook and other factors. During the year ended December 31, 2025, we had capital expenditures of $138.3 million, compared to $136.4 million during 2024, a increase of $1.9 million. We currently anticipate 2026 capital expenditures to be between approximately $140 million and $160 million, including approximately $50 million in planned strategic materials investments.
Cash Flows

Years Ended December 31,	2025	2024	2023
(in thousands)
Net cash provided by (used in):
Operating activities	$468,916	$456,343	$183,707
Investing activities	$(993,721)	$(228,556)	$(359,290)
Financing activities	$475,695	$(67,120)	$299,255

Operating activities
As a large infrastructure contractor and construction materials producer, our revenue, gross profit and the resulting operating cash flows can differ significantly from period to period due to a variety of factors, including project progression toward completion, outstanding contract change orders and affirmative claims, and the payment terms of our contracts. Additionally, operating cash flows are impacted by the resolution of uncertainties inherent in the complex nature of the construction work we perform, including claim and back charge settlements. Our working capital assets result from both public and private sector projects. Customers in the private sector can be slower paying than those in the public sector; however, private sector projects generally have higher gross profit as a percentage of revenue. While we typically invoice our customers on a monthly basis, our construction contracts frequently provide for retention that is a specified percentage withheld from each payment by our customers until the contract is completed and the work accepted by the customer.
Cash provided by operating activities of $468.9 million during 2025 represents a $12.6 million increase in cash provided by operating activities when compared to 2024. The change was primarily attributable to a $93.0 million increase in net income after adjusting for non-cash items. This was partially offset by a $57.4 million decrease in cash provided by working capital, which includes receivables, net contract assets, inventories, other assets, accounts payable and accrued expenses and other liabilities. Additionally, distributions from, net of contributions to, unconsolidated construction joint ventures and affiliates decreased $23.0 million from 2024.
Investing activities
Cash used in investing activities of $993.7 million during 2025 represents a $765.2 million increase in cash used in investing activities when compared to 2024. The change was primarily due to a $643.2 million increase in cash used related to business acquisitions (see Note 3 of “Notes to the Consolidated Financial Statements”) along with an increase of $140.2 million in cash used in purchases of marketable securities, net of maturities. This increase was slightly offset by a $19.0 million increase in proceeds from sales of property and equipment.
Financing activities
Cash provided by financing activities of $475.7 million during 2025 represents a $542.8 million increase in cash provided by financing activities when compared to 2024. The change was primarily due to a $589.9 million increase in proceeds from debt issuances, net of debt repayments and related charges. See Note 14 to “Notes to the Consolidated Financial Statements” for further information about our debt transactions and our credit facility. The year over year increase in cash provided by financing activities was slightly offset by an increase in distributions to, net of contributions from, non-controlling partners, of $48.3 million.
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
Surety Bonds and Real Estate Mortgages
We are generally required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At December 31, 2025, approximately $3.9 billion of our $7.0 billion CAP was bonded. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds when the obligations of the underlying contract have been fulfilled. The ability to maintain bonding capacity requires that we maintain cash and working capital balances satisfactory to our sureties.
Our investments in real estate ventures are subject to mortgage indebtedness. This indebtedness is non-recourse to Granite but is recourse to the real estate venture. The terms of this indebtedness are typically renegotiated to reflect the evolving nature of the real estate projects as they progress through acquisition, entitlement, development and leasing. Modification of these terms may include changes in loan-to-value ratios requiring the real estate venture to repay portions of the debt. Our equity-method investments in our foreign affiliates are subject to local bank debt primarily for equipment purchases. This debt is non-recourse to Granite, but it is recourse to the affiliates. The debt associated with our equity-method investments is included in Note 9 of “Notes to the Consolidated Financial Statements.”
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
The financial covenants under the terms of the Credit Agreement require the maintenance of a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio. As of December 31, 2025, we were in compliance with the covenants in the Credit Agreement.
Share Repurchase Program
As announced on February 3, 2022, on February 1, 2022, the Board of Directors authorized us to purchase up to $300.0 million of our common stock at management’s discretion (the “2022 authorization”). During the year ended December 31, 2025 and 2024, we repurchased 300,200 shares and 524,800 shares, respectively, under the 2022 authorization and $157.6 million remained available under the 2022 authorization as of December 31, 2025.
The specific timing and amount of any future repurchases will vary based on market conditions, securities law limitations and other factors.
Recently Issued and Adopted Accounting Pronouncements
See Note 1 of “Notes to the Consolidated Financial Statements” under the caption Recently Issued and Adopted Accounting Pronouncements.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to market risk relates to unfavorable changes in interest rates on our variable-rate debt. Fluctuations in interest rates impact the interest expense on our variable-rate debt.
We may borrow under the Credit Agreement, at our option, at either (a) term SOFR plus an applicable margin initially and through the delivery of the March 31, 2026 compliance certificate of 1.75% and then ranging from 1.25% to 2.00%, or (b) a base rate plus an applicable margin initially and through the delivery of the March 31, 2026 compliance certificate of 0.75% and then ranging from 0.25% to 1.00%. As of December 31, 2025, there was nothing drawn on the Revolver and $600 million outstanding on the Initial Term Loan.
Additionally, in September 2025, we entered into two interest rate swap agreements with a combined notional amount of $350 million. See Note 8 of “Notes to the Consolidated Financial Statements.” These interest rate swap agreements, which are effective January 2026, convert the interest rate on $350 million drawn under our Initial Term Loan from a variable rate plus an applicable margin to a fixed rate of 3.218% plus the same applicable margin. During the term of these interest rate swap agreements, we will be required to make monthly payments to the counterparties when one-month SOFR is below the fixed rate of 3.218% in an amount equal to the difference between the then current one-month SOFR and the fixed rate multiplied by the notional amount and adjusted for the number of days in the month divided by 360, while the counterparties are obligated to make monthly payments to us when one-month SOFR exceeds the fixed rate in an amount equal to the difference between the then current one-month SOFR and the fixed rate multiplied by the notional amount and adjusted for the number of days in the month divided by 360. We may be exposed to credit risk in the derivative financial instruments we use. Credit risk is the failure of the counterparties to perform under the terms of the derivative financial instruments. If the fair value of a derivative financial instrument is positive, the counterparties will owe us, which creates credit risk for us. If the fair value of a derivative financial instrument is negative, we will owe the counterparties and, therefore, do not have credit risk. We seek to minimize the credit risk in derivative financial instruments by entering into transactions with major financial institutions that have high credit ratings.
We have historically presented a quantitative measure of our interest rate risk in a tabular disclosure of our interest sensitive assets and liabilities. Beginning with this report, we have revised our interest rate risk disclosure alternative from the tabular format to a sensitivity analysis, which we believe is a more commonly used and easily understood disclosure alternative. There was no sensitivity analysis performed for 2024, as we had no outstanding variable rate debt as of December 31, 2024.
As of the hedge effectiveness date in January 2026, $250 million of the $600 million outstanding Initial Term Loan will not be covered by the interest rate swap agreements. If interest rates were to change by 1.0% and our variable rate indebtedness were to remain unchanged, interest expense would increase or decrease by approximately $2.3 million for the next twelve months.
See Note 14 of “Notes to the Consolidated Financial Statements” for further discussion on the Credit Agreement.
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
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to the Consolidated Financial Statements

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2025, the end of the period covered by this report.
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
Our management, under the supervision and with the participation of our principal executive and principal financial officers, has conducted an evaluation of the effectiveness of our internal control over financial reporting, using the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
The scope of our assessment of the effectiveness of our internal control over financial reporting did not include Warren Paving or Papich Construction as we acquired them on August 5, 2025. The tangible assets acquired from Warren Paving and Papich Construction were 17.5% of consolidated assets as of December 31, 2025 and revenues were 4.8% of consolidated revenue during the year ended December 31, 2025. We excluded Warren Paving and Papich Construction from the scope of our assessment in accordance with the Securities and Exchange Commission’s guidance that allows a recently acquired business to be omitted from the scope of the assessment for one year from the date of its acquisition.
PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2025. Their report is included in Part IV, Item 15(a) of this Form 10-K under the heading “Report of Independent Registered Public Accounting Firm.”
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION
Trading Arrangements
During the three months ended December 31, 2025, the following directors or officers, as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K (“Item 408”).
On December 3, 2025, Mr. Larkin, the Company’s President and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement, as such term is defined in Item 408. The aggregate number of shares which may be sold under the plan is equal to 100% of the net shares Mr. Larkin will receive upon vesting of his performance-based LTIP award that will be paid out in March 2026 and 100% of the net shares Mr. Larkin will receive upon vesting of his time-based restricted stock unit awards that will vest on March 14, 2026, including dividend equivalents. The plan will terminate upon the earlier of July 31, 2026 or the completion of all the sales under the plan.
On December 4, 2025, Mr. Dowd, the Company’s Senior Vice President, Construction, adopted a Rule 10b5-1 trading arrangement, as such term is defined in Item 408. The aggregate number of shares which may be sold under the plan is 6,075. The plan will terminate upon the earlier of December 31, 2026 or the completion of all the sales under the plan.
On December 10, 2025, Ms. Woolsey, the Company's Executive Vice President and Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement, as such term is defined in Item 408. The aggregate number of shares which may be sold under the plan is equal to 50% of the net shares Ms. Woolsey will receive upon vesting of her performance-based LTIP award, 50% of the net shares Ms. Woolsey will receive upon vesting of her time-based restricted stock unit awards that will vest on March 14, 2026, including dividend equivalents and 2,394 shares. The plan will terminate upon the earlier of May 1, 2026 or the completion of all the sales under the plan.

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
Equity Purchase Agreement by and among Granite Construction Incorporated, Roberts Family Companies, Inc., Lehman-Roberts Company, Memphis Stone & Gravel Company, Patrick Nelson, as sellers’ representative, and the entities and individuals party thereto [Exhibit 2.1 to the Company’s Form 8-K filed on December 5, 2023]

2.2	*
Equity Purchase Agreement, dated August 5, 2025 by and among Granite Construction Incorporated, LMS of Hattiesburg, L.P., Steven M. Warren, Melissa W. McGee and Steven M. Warren, as sellers’ representative [Exhibit 2.1 to the Company’s Form 8-K filed on August 6, 2025]

3.1	*	Certificate of Incorporation of Granite Construction Incorporated, as amended [Exhibit 3.1.b to the Company’s Form 10-Q for the quarter ended June 30, 2006]
3.2	*	Certificate of Amendment to the Certificate of Incorporation of Granite Construction Incorporated [Exhibit 3.1 to the Company’s Form 8-K filed on June 9, 2023]
3.3	*	Amended and Restated Bylaws of Granite Construction Incorporated [Exhibit 3.1 to the Company’s Form 8-K filed on April 7, 2023]
4.1	*
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

4.3	*	Description of Common Stock [Exhibit 4.2 to the Company’s Form 10-K for the year ended December 31, 2019]
10.1	*
Fifth Amended and Restated Credit Agreement, dated as of August 5, 2025, by and among Granite Construction Incorporated, Granite Construction Company and GILC Incorporated, as borrowers, Bank of America, N.A., as administrative agent, collateral agent, swing line lender and L/C issuer, and the lenders and other parties thereto [Exhibit 10.1 to the Company’s Form 8-K filed on August 6, 2025]

10.2	*
Fifth Amended and Restated Guaranty Agreement, dated as of August 5, 2025, by and among Granite Construction Incorporated, the other guarantors party thereto and Bank of America, N.A., as administrative agent [Exhibit 10.2 to the Company’s Form 8-K filed on August 6, 2025]

10.3	*	Form of 2023 Capped Call Confirmation [Exhibit 10.1 to the Company’s Form 8-K filed on May 11, 2023]
10.4	*	Form of 2024 Capped Call Confirmation [Exhibit 10.1 to the Company’s Form 8-K filed on June 12, 2024]
10.5	***	Key Management Deferred Compensation Plan II, as amended [Exhibit 10.1 to the Company's Form 10-K filed on February 23, 2024]
10.6	***	Form of Amended and Restated Director and Officer Indemnification Agreement [Exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 2002]
10.7	***	Granite Construction Incorporated Annual Incentive Plan adopted by the Board of Directors on March 30, 2022 [Exhibit 10.1 to the Company’s Form 8-K filed on April 1, 2022]
10.8	†**	Form of Annual Incentive Plan Participation Agreement
10.9	***	Executive Retention and Severance Plan III and Participation Agreement, as amended [Exhibit 10.13 to the Company's Form 10-K filed on February 23, 2024]
10.10	***	Long Term Incentive Plan, effective January 1, 2020 [Exhibit 10.2 to the Company's Form 8-K filed on March 30, 2020]
10.11	***	Form of Long Term Incentive Plan Award Agreement [Exhibit 10.13 to the Company’s Form 10-K filed on February 14, 2025]
10.12	***	Granite Construction Incorporated 2021 Equity Incentive Plan [Exhibit 10.2 to the Company’s Form 8-K filed on June 4, 2021]
10.13	***	Form of Employee Service Award Restricted Stock Unit Agreement (2021 Equity Incentive Plan) [Exhibit 10.4 to the Company’s Form 8-K filed on June 4, 2021]
10.14	***	Form of Employee TSR Award Restricted Stock Unit Agreement (2021 Equity Incentive Plan) [Exhibit 10.5 to the Company’s Form 8-K filed on June 4, 2021]

Exhibit No.		Exhibit Description
10.15	***	Form of Executive Officer Acknowledgement & Agreement Pertaining to the Granite Construction Incorporated Clawback Policy [Exhibit 10.2 to the Company’s Form 8-K filed on October 13, 2023]
10.16	***	Granite Construction Incorporated 2024 Equity Incentive Plan [Exhibit 10.2 to the Company’s Form 8-K filed on June 6, 2024]
10.17	***	Form of Non-Employee Director Restricted Stock Unit Agreement [Exhibit 10.3 to the Company’s Form 8-K filed on June 6, 2024]
10.18	***	Form of Employee Service Award Restricted Stock Unit Agreement [Exhibit 10.4 to the Company’s Form 8-K filed on June 6, 2024]
10.19	***	Form of Employee LTIP Award Restricted Stock Unit Agreement [Exhibit 10.5 to the Company’s Form 8-K filed on June 6, 2024]
10.20	***	Separation and Transition Agreement dated September 16, 2024 by and between the Company and Ms. Curtis [Exhibit 10.1 to the Company's Form 8-K filed on September 16, 2024]
10.21	***	Severance Agreement, Release and Waiver, dated July 4, 2025, by and between the Company and Mr. Radich [Exhibit 10.1 to the Company’s Form 8-K filed on July 7, 2025]
19	*	Insider Trading Policy [Exhibit 19 to the Company's Form 10-K filed on February 23, 2024]
21	†	List of Subsidiaries of Granite Construction Incorporated
23.1	†	Consent of PricewaterhouseCoopers LLP
31.1	†	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	†	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	††	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95	†	Mine Safety Disclosure
97	***	Clawback Policy [Exhibit 10.1 to the Company’s Form 8-K filed on October 13, 2023]
101.INS	†	Inline XBRL Instance Document
101.SCH	†	Inline XBRL Taxonomy Extension Schema
101.CAL	†	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	†	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	†	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	†	Inline XBRL Taxonomy Extension Presentation Linkbase
104	†	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (included within the Exhibit 101 attachments).
*Incorporated by reference
**Compensatory plan or management contract
†Filed herewith
††Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRANITE CONSTRUCTION INCORPORATED

By: /s/ Staci M. Woolsey
Staci M. Woolsey
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date: February 12, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated and on the dates indicated.

/s/ Michael F. McNally	February 12, 2026
Michael F. McNally, Chairman of the Board and Director
/s/ Kyle T. Larkin	February 12, 2026
Kyle T. Larkin, President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ Staci M. Woolsey	February 12, 2026
Staci M. Woolsey, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ Louis E. Caldera	February 12, 2026
Louis E. Caldera, Director
/s/ Molly C. Campbell	February 12, 2026
Molly C. Campbell, Director
/s/ Carlos M. Hernandez	February 12, 2026
Carlos M. Hernandez, Director
/s/ Alan P. Krusi	February 12, 2026
Alan P. Krusi, Director
/s/ Celeste B. Mastin	February 12, 2026
Celeste B. Mastin, Director
/s/ Laura M. Mullen	February 12, 2026
Laura M. Mullen, Director
/s/ J. Timothy Romer	February 12, 2026
J. Timothy Romer, Director

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Granite Construction Incorporated
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Granite Construction Incorporated and its subsidiaries (the “Company”) as of December 31, 2025 and December 31, 2024, and the related consolidated statements of operations, of comprehensive income (loss), of shareholders' equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and December 31, 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Warren Paving and Papich Construction from its assessment of internal control over financial reporting as of December 31, 2025, because it was acquired by the Company in a purchase business combination during 2025. We have also excluded Warren Paving and Papich Construction from our audit of internal control over financial reporting. Warren Paving and Papich Construction are wholly-owned subsidiaries whose total tangible assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 17.5% and 4.8%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2025.

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

Revenue Recognition - Estimates of the Forecasted Revenue and Costs to Complete for Multi-Year Fixed Price Contracts in the Construction Segment

As described in Notes 1, 3, and 4 to the consolidated financial statements, the revenue for the Construction segment for the year ended December 31, 2025 was $3.655 billion, a majority of which related to multi-year fixed price contracts. Revenue in the Construction segment is ordinarily recognized over time as control is transferred to the customers by measuring the progress toward complete satisfaction of the performance obligation(s) using an input (i.e., cost to cost) method. Under the cost to cost method, costs incurred to-date are generally the best depiction of transfer of control. The revenue and profit recognition in a given period depends on management’s estimates of the forecasted revenue and costs to complete each project. Provisions for losses are recognized at the uncompleted performance obligation level for the amount of total estimated losses in the period that evidence indicates that the estimated total cost of a performance obligation exceeds its estimated total revenue. The estimates of transaction price and costs to complete each project can vary significantly in the normal course of business as projects progress, circumstances develop and evolve, and uncertainties are resolved. When the Company experiences significant revisions in estimates, management undergoes a process that includes reviewing the nature of the changes. Management generally uses the cumulative catch-up method for changes to the transaction price that are part of a single performance obligation. Under this method, revisions in estimates are accounted for in their entirety in the period of change.

The principal considerations for our determination that performing procedures relating to estimates of the forecasted revenue and costs to complete for multi-year fixed price contracts in the Construction segment is a critical audit matter are (i) the significant judgment by management when determining the estimates of forecasted revenue and costs to complete for multi-year fixed price contracts in the Construction segment, and revisions in those estimates and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s estimates of forecasted revenue and costs to complete for multi-year fixed price contracts in the Construction segment, and revisions in those estimates.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over management’s estimates of forecasted revenue and costs to complete for multi-year fixed price contracts in the Construction segment, and revisions in those estimates. These procedures also included, among others, for a sample of multi-year fixed price contracts in the Construction segment, testing management’s process for determining the estimates of forecasted revenue and costs to complete, which included (i) assessing management’s ability to reasonably estimate the forecasted revenue and costs to complete by evaluating management’s methodology and assessing the consistency of management’s approach over the life of the contract and (ii) evaluating the timely identification of circumstances that may warrant a revision to estimated forecasted revenue and costs to complete.

Acquisition of Warren Paving – Valuation of Mineral Reserves

As described in Note 2 to the consolidated financial statements, on August 5, 2025, the Company completed the acquisition of Warren Paving. The Company allocated the preliminary purchase price of $548.6 million to assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. Of the acquired assets, the Company recorded $275.3 million of mineral reserves. The fair value of the mineral reserves was estimated using discounted cash flow models. The significant assumptions used in determining the fair value included forecasted revenues, projected earnings before interest, taxes, depreciation, and amortization (EBITDA) margins, and the discount rate.

The principal considerations for our determination that performing procedures relating to the valuation of mineral reserves acquired in the acquisition of Warren Paving is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the mineral reserves acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to forecasted revenues, projected EBITDA margins, and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to acquisition accounting, including controls over management’s valuation of the mineral reserves acquired. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the mineral reserves acquired; (iii) evaluating the appropriateness of the discounted cash flow models; (iv) testing the completeness and accuracy of the underlying data used in the discounted cash flow models; and (v) evaluating the reasonableness of the significant assumptions used by management related to forecasted revenues, projected EBITDA margins, and the discount rate. Evaluating management’s assumptions related to forecasted revenues and the projected EBITDA margins involved considering (i) the current and past performance of the Warren Paving business; (ii) the current and past performance of peer companies; (iii) the consistency with external market and industry data; and (iv) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow models and (ii) the reasonableness of the discount rate assumption.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 12, 2026
We have served as the Company’s auditor since 1982.

GRANITE CONSTRUCTION INCORPORATED
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

December 31,	2025	2024
ASSETS
Current assets:
Cash and cash equivalents ($145,584 and $173,894 related to consolidated construction joint ventures (“CCJVs”))	$529,220	$578,330
Short-term marketable securities	71,021	7,311
Receivables, net ($37,398 and $33,708 related to CCJVs)	630,392	511,742
Contract assets ($34,057 and $115,834 related to CCJVs)	236,879	328,353
Inventories	143,129	108,175
Equity in unconsolidated construction joint ventures	134,670	140,928
Other current assets ($3,255 and $3,982 related to CCJVs)	66,920	41,824
Total current assets	1,812,231	1,716,663
Property and equipment, net ($4,961 and $6,792 related to CCJVs)	1,260,823	716,184
Long-term marketable securities	49,534	—
Investments in affiliates	96,764	94,031
Goodwill	400,814	214,465
Intangible assets	179,548	127,886
Right of use assets	152,678	89,791
Other noncurrent assets	78,001	66,635
Total assets	$4,030,393	$3,025,655

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$375,896	$1,109
Accounts payable ($46,708 and $74,745 related to CCJVs)	430,298	407,223
Contract liabilities ($63,500 and $80,096 related to CCJVs)	327,372	299,671
Accrued expenses and other current liabilities ($2,922 and $4,706 related to CCJVs)	348,179	323,956
Total current liabilities	1,481,745	1,031,959
Long-term debt	963,233	737,939
Long-term lease liabilities	125,733	73,638
Deferred income taxes, net	141,489	13,874
Other long-term liabilities	96,660	88,882
Commitments and contingencies (see Note 20)
Equity:
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	—	—
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding: 43,496,781 shares as of December 31, 2025 and 43,424,646 shares as of December 31, 2024	435	434
Additional paid-in capital	402,391	410,739
Accumulated other comprehensive income (loss)	1,581	(582)
Retained earnings	774,641	604,635
Total Granite Construction Incorporated shareholders’ equity	1,179,048	1,015,226
Non-controlling interests	42,485	64,137
Total equity	1,221,533	1,079,363
Total liabilities and equity	$4,030,393	$3,025,655
The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)

Years Ended December 31,	2025	2024	2023
Revenue	$4,424,379	$4,007,574	$3,509,138
Cost of revenue	3,713,163	3,434,877	3,112,739
Gross profit	711,216	572,697	396,399
Selling, general and administrative expenses	407,561	334,162	294,466
Other costs, net (see Note 1)	41,416	39,936	50,217
Gain on sales of property and equipment, net	(20,207)	(8,764)	(28,346)
Operating income	282,446	207,363	80,062
Other (income) expense:
Loss on debt extinguishment	—	27,552	51,052
Interest income	(26,878)	(24,349)	(17,538)
Interest expense	47,223	29,188	18,462
Equity in income of affiliates, net	(14,958)	(16,982)	(25,748)
Other income, net	(11,768)	(4,238)	(6,020)
Total other (income) expense, net	(6,381)	11,171	20,208
Income before income taxes	288,827	196,192	59,854
Provision for income taxes	68,476	55,749	30,267
Net income	220,351	140,443	29,587
Amount attributable to non-controlling interests	(27,348)	(14,097)	14,012
Net income attributable to Granite Construction Incorporated	$193,003	$126,346	$43,599

Net income per share attributable to common shareholders (see Note 18):
Basic earnings per share	$4.42	$2.88	$0.99
Diluted earnings per share	$3.86	$2.62	$0.97
Weighted average shares outstanding:
Basic	43,649	43,846	43,879
Diluted	53,132	52,514	52,565
The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

Years Ended December 31,	2025	2024	2023
Net income	$220,351	$140,443	$29,587
Other comprehensive income (loss), net of tax
Net realized and unrealized gain (loss) on cash flow hedges, net of tax	$616	$93	$(184)
Less: reclassification for net gains included in interest expense, net of tax	185	—	—
Net change	$801	$93	$(184)
Foreign currency translation adjustments, net	1,362	(1,556)	277
Other comprehensive income (loss), net of tax	$2,163	$(1,463)	$93
Comprehensive income, net of tax	$222,514	$138,980	$29,680
Non-controlling interests in comprehensive (income) loss, net of tax	(27,348)	(14,097)	14,012
Comprehensive income attributable to Granite Construction Incorporated, net of tax	$195,166	$124,883	$43,692
The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)

	Outstanding Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Granite Shareholders’ Equity	Non-Controlling Interests	Total Equity
Balances at December 31, 2022	43,743,907	$437	$470,407	$788	$481,384	$953,016	$32,129	$985,145
Net income	—	—	—	—	43,599	43,599	(14,012)	29,587
Other comprehensive income	—	—	—	93	—	93	—	93
Repurchases of common stock (1)	(102,413)	(1)	(4,124)	—	—	(4,125)	—	(4,125)
RSUs vested	288,876	3	(3)	—	—	—	—	—
Dividends on common stock ($0.52 per share)	—	—	301	—	(23,139)	(22,838)	—	(22,838)
Capped call transactions	—	—	(39,641)	—	—	(39,641)	—	(39,641)
Redemption of warrants	—	—	(13,201)	—	—	(13,201)	—	(13,201)
Common stock issued in debt extinguishment	1,390,500	14	49,321	—	—	49,335	—	49,335
Exercise of bond hedge	(1,390,516)	(14)	14	—	—	—	—	—
Transactions with non-controlling interests, net	—	—	—	—	—	—	31,551	31,551
Stock-based compensation expense and other	13,764	—	11,060	—	—	11,060	—	11,060
Balances at December 31, 2023	43,944,118	$439	$474,134	$881	$501,844	$977,298	$49,668	$1,026,966
Net income	—	$—	$—	$—	$126,346	$126,346	$14,097	$140,443
Other comprehensive loss	—	$—	$—	$(1,463)	$—	$(1,463)	$—	$(1,463)
Repurchases of common stock (1)	(676,842)	$(6)	$(50,120)	$—	$(505)	$(50,631)	$—	$(50,631)
RSUs vested	398,510	$4	$(4)	$—	$—	$—	$—	$—
Dividends on common stock ($0.52 per share)	—	$—	$297	$—	$(23,050)	$(22,753)	$—	$(22,753)
Capped call transactions	—	$—	$(34,228)	$—	$—	$(34,228)	$—	$(34,228)
Redemption of warrants	—	$—	$466	$—	$—	$466	$—	$466
Common stock issued in debt extinguishment	11,665	$—	(0)	$—	$—	$—	$—	$—
Exercise of bond hedge	(260,883)	$(3)	$3	$—	$—	$—	$—	$—
Transactions with non-controlling interests, net	—	$—	$—	$—	$—	$—	$372	$372
Stock-based compensation expense and other	8,078	$—	$20,191	$—	$—	$20,191	$—	$20,191
Balances at December 31, 2024	43,424,646	$434	$410,739	$(582)	$604,635	$1,015,226	$64,137	$1,079,363
(1)During the years ended December 31, 2024 and 2023, there were 152,042 shares and 102,413 shares, respectively, withheld related to employee taxes for RSUs vested under our equity incentive plans. During the year ended December 31, 2024, we also repurchased 524,800 shares under the Board approved share repurchase program.

	Outstanding Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Granite Shareholders’ Equity	Non-Controlling Interests	Total Equity
Balances at December 31, 2024	43,424,646	$434	$410,739	$(582)	$604,635	$1,015,226	$64,137	$1,079,363
Net income	—	—	—	—	193,003	193,003	27,348	220,351
Other comprehensive income	—	—	—	2,163	—	2,163	—	2,163
Repurchases of common stock (1)	(508,779)	(5)	(48,203)	—	—	(48,208)	—	(48,208)
RSUs vested	572,086	6	(6)	—	—	—	—	—
Dividends on common stock ($0.52 per share)	—	—	276	—	(22,997)	(22,721)	—	(22,721)
Transactions with non-controlling interests	—	—	(422)	—	—	(422)	(49,000)	(49,422)
Stock-based compensation expense and other	8,828	—	40,007	—	—	40,007	—	40,007
Balances at December 31, 2025	43,496,781	$435	$402,391	$1,581	$774,641	$1,179,048	$42,485	$1,221,533
(1)During the year ended December 31, 2025, there were 208,579 shares withheld related to employee taxes for RSUs vested under our equity incentive plans and 300,200 shares repurchased under the Board approved share repurchase program.
The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Years Ended December 31,	2025	2024	2023
Operating activities:
Net income	$220,351	$140,443	$29,587
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	162,433	126,331	92,270
Amortization related to long-term debt	4,590	4,501	2,390
Non-cash loss on debt extinguishment	—	27,552	51,052
Gain on sales of property and equipment, net	(20,207)	(8,764)	(28,346)
Deferred income taxes	23,800	13,655	26,556
Stock-based compensation	39,150	19,595	10,477
Equity in net (income) loss from unconsolidated joint ventures	(7,622)	5,102	18,617
Net income from affiliates	(14,958)	(16,982)	(25,748)
Other non-cash adjustments	863	3,958	5,695
Changes in assets and liabilities:
Receivables	(38,709)	102,891	(128,099)
Contract assets, net	122,004	(11,468)	49,691
Inventories	(746)	(2,862)	(1,430)
Contributions to unconsolidated construction joint ventures	(9,163)	(7,718)	(21,323)
Distributions from unconsolidated construction joint ventures and affiliates	12,237	33,836	29,337
Other assets, net	(27,685)	9,534	(17,718)
Accounts payable	(20,374)	420	66,828
Accrued expenses and other liabilities, net	22,952	16,319	23,871
Net cash provided by operating activities	$468,916	$456,343	$183,707
Investing activities:
Purchases of marketable securities	(238,371)	(10,977)	(9,740)
Maturities of marketable securities	125,225	38,000	40,000
Purchases of property and equipment	(138,270)	(136,405)	(140,384)
Proceeds from sales of property and equipment	32,845	13,852	38,109
Acquisitions of businesses, net of cash acquired (see Note 2)	(777,517)	(134,361)	(294,018)
Other investing activities	2,367	1,335	6,743
Net cash used in investing activities	$(993,721)	$(228,556)	$(359,290)
Financing activities:
Proceeds from long-term debt	685,000	—	305,000
Proceeds from issuance of convertible notes	—	373,750	373,750
Debt principal repayments	(86,113)	(310,498)	(305,118)
Capped call transactions	—	(46,046)	(53,035)
Redemption of warrants	—	(497)	(13,201)
Debt issuance costs	(2,799)	(10,474)	(10,865)
Cash dividends paid	(22,719)	(22,813)	(22,811)
Repurchases of common stock (see Note 17)	(48,208)	(50,631)	(4,124)
Contributions from non-controlling partners	3,345	24,000	43,300
Distributions to non-controlling partners	(53,247)	(25,587)	(14,224)
Other financing activities, net	436	1,676	583
Net cash provided by (used in) financing activities	$475,695	$(67,120)	$299,255

Net increase (decrease) in cash and cash equivalents	(49,110)	160,667	123,672
Cash and cash equivalents at beginning of period	578,330	417,663	293,991
Cash and cash equivalents at end of period	$529,220	$578,330	$417,663

Supplementary Information:
Right of use assets obtained in exchange for lease obligations	$36,771	$32,095	$39,361
Cash paid during the period for:
Operating lease liabilities	$33,976	$23,707	$21,458
Interest	$36,113	$26,072	$15,640
Income taxes:
Federal	31,411	18,617	7,571
State:
California	7,497	7,372	2,292
Utah	1,128	207	767
All other states	4,856	2,443	2,772
Foreign and U.S. territories:
Guam	3,415	1,050	950
All other foreign jurisdictions	737	776	516
Total income tax paid, net of refunds received	49,044	30,465	14,868
Other non-cash operating activities:
Performance guarantees	$(21,215)	$(2,361)	$(6,854)
Deferred taxes related to capped call transactions	$—	$11,818	$13,394
Non-cash investing and financing activities:
RSUs issued, net of forfeitures	$39,995	$20,873	$11,649
Dividends declared but not paid	$5,655	$5,652	$5,713
Contributions from non-controlling partners	$902	$1,959	$2,475
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
Acquisitions:
On October 3, 2025, we acquired Cinderlite Trucking Corporation and related assets (“Cinderlite”), Cinderlite is a construction materials, landscape supply, and transportation company in Carson City, Nevada. See Note 2 for more information.
On August 5, 2025, we acquired Slats Lucas, LLC and Warren Paving, Inc. (collectively, “Warren Paving”). Warren Paving is a vertically-integrated asphalt contractor and aggregate producer with operations along the Gulf Coast and Mississippi River. See Note 2 for more information.
On August 5, 2025, we acquired Papich Construction Company, Inc. (“Papich Construction”). Papich Construction is a provider of construction services and materials in California’s Central Coast and Central Valley regions. See Note 2 for more information.
On August 9, 2024, we acquired Dickerson & Bowen, Inc. (“D&B”). D&B is an aggregates, asphalt, and highway construction company serving central and southern Mississippi. See Note 2 for more information.
On November 30, 2023, we acquired Lehman-Roberts Company and Memphis Stone & Gravel Company (collectively, “LRC/MSG”). LRC/MSG operates strategically located asphalt plants and sand and gravel mines serving the greater Memphis area and northern Mississippi. See Note 2 for more information.
Principles of Consolidation: The consolidated financial statements include the accounts of Granite Construction Incorporated and its wholly-owned and consolidated subsidiaries. All material inter-company transactions and accounts have been eliminated. Additionally, we participate in various construction joint ventures of which we are a limited member (“joint ventures”). Generally, each construction joint venture is formed to accomplish a specific project and is jointly controlled by the joint venture partners. The joint venture agreements typically provide that our interests in any profits and assets and our respective share in any losses and liabilities that may result from the performance of the contracts are limited to our stated percentage interest in the project. However, due to the joint and several nature of the performance obligations under the related owner contracts, if any of the partners fail to perform, we and the remaining partners, if any, would be responsible for performance of the outstanding work (i.e., we provide a performance guarantee). Under our joint venture contractual arrangements, we provide capital to these joint ventures in return for an ownership interest. In addition, partners dedicate resources to the joint ventures necessary to complete the contracts and are reimbursed for their cost. The operational risks of each construction joint venture are passed along to the joint venture members. As we absorb our share of these risks, our investment in each venture is exposed to potential gains and losses. We consolidate joint ventures if we determine that through our participation we have a variable interest and are the primary beneficiary as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation, and related standards. The factors we use to determine the primary beneficiary of a variable interest entity (“VIE”) may include the decision authority of each partner, which partner manages the day-to-day operations of the project and the amount of our equity investment in relation to that of our partners. Although not applicable for any of the years presented, if we determine that the power to direct the significant activities is shared equally by two or more joint venture parties, then there is no primary beneficiary and no party consolidates the VIE.
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
Revenue Recognition: Our revenue is primarily derived from construction contracts that can span several quarters or years in our Construction segment and from sales of construction related materials in our Materials segment. We recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, and subsequently issued additional related Accounting Standards Updates (“ASUs”) (“Topic 606”). Topic 606 provides for a five-step model for recognizing revenue from contracts with customers as follows:
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
Unearned Revenue: Unearned revenue represents the aggregate amount of the transaction price allocated to unsatisfied or partially unsatisfied performance obligations at the end of a reporting period. We generally include a project in our unearned revenue at the time a contract is awarded, the contract has been executed and to the extent we believe funding is probable. Certain contracts contain contract options that are exercisable at the option of our customers without requiring us to go through an additional competitive bidding process or contain task orders related to master contracts under which we perform work only when the customer awards specific task orders to us. Contract options and task orders are included in unearned revenue when exercised or issued, respectively. As of December 31, 2025 and 2024, unearned revenue was $4.1 billion and $3.6 billion, respectively. Approximately $3.0 billion of the December 31, 2025 unearned revenue is expected to be recognized within the next twelve months and the remaining amount will be recognized thereafter. Substantially all of the contracts in our unearned revenue may be canceled or modified at the election of the customer; however, we have not been materially adversely affected by contract cancellations or modifications in the past. Many projects are added to unearned revenue and completed within the same fiscal quarter or year and, therefore, may not be reflected in our beginning or ending unearned revenue.
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
The 2023 capped call transactions associated with the 3.75% convertible senior notes due 2028 (the “3.75% Convertible Notes”) and the 2024 capped call transactions associated with the 3.25% convertible senior notes due 2030 (the “3.25% Convertible Notes”) are indexed to our stock and meet the equity classification requirements per ASC Topic 815, Derivatives and Hedging. These capped call transactions were recorded to equity in our consolidated balance sheets and are not accounted for as a bifurcated derivative. They will not be remeasured as long as they continue to meet the conditions for equity classification.

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
Concentrations of Credit Risk: Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents, marketable securities, accounts receivable and contract assets. We maintain our cash and cash equivalents and our marketable securities with several financial institutions. We invest with high credit quality financial institutions and, by policy, limit the amount of credit exposure to any one financial institution. During the years ended December 31, 2025, 2024 and 2023, our largest volume customer, including both prime and subcontractor arrangements, was the California Department of Transportation (“Caltrans”). Revenue recognized from contracts with Caltrans during the years ended December 31, 2025, 2024 and 2023 represented $446.6 million (10.1% of total revenue), $567.6 million (14.2% of total revenue), and $458.2 million (13.1% of total revenue), respectively, which was primarily in the Construction segment. Other than Caltrans, none of our customers, including both prime and subcontractor arrangements, had revenue that individually exceeded 10% of total revenue during the year ended December 31, 2025, December 31, 2024, or December 31, 2023.
The majority of our receivables are from customers concentrated in the United States. None of our customers had a receivable balance in excess of 10% of our total net receivables as of December 31, 2025 and 2024. Certain construction contracts include retention provisions that were included in contract assets as of December 31, 2025 and 2024 in our consolidated balance sheets. The balances billed but not paid by customers pursuant to these provisions generally become due upon completion and acceptance of the project work or products by the owners. The majority of the December 31, 2025 contract retention balance disclosed in Note 6 is expected to be collected within one year. We perform ongoing credit evaluations of our customers and generally do not require collateral, although the law provides us the ability to file mechanics’ liens on real property improved for private customers in the event of non-payment by such customers.
Foreign Currency Transactions and Translation: In the periods presented we had operations in Mexico and Canada which involved exposure to possible volatile movements in foreign currency exchange rates. We account for foreign currency exchange transactions and translation in accordance with ASC Topic 830, Foreign Currency Matters. In the third quarter of 2023, we began the wind down of our international mineral services operations which operated in Mexico and Canada. Our Materials Segment continues to have international operations in Canada. In Mexico, most of our customer contracts and a significant portion of our costs were denominated in U.S. dollars; therefore, the functional currency was U.S. dollars. In Canada, the functional currency is the local currency. Foreign currency transactions are remeasured into the functional currency with gains and losses included in other income, net in the consolidated statements of operations. The impact from foreign currency transactions was immaterial for 2025, 2024 and 2023. Assets and liabilities in functional currency are translated into U.S. dollars at exchange rates prevailing at the balance sheet date. Revenues and expenses are translated into U.S. dollars at average foreign currency exchange rates prevailing during the reporting periods. The translation adjustments from functional currency to U.S. dollars are reported in accumulated other comprehensive income on the consolidated balance sheets.
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
Costs related to the development of internal-use software during the preliminary project and post-implementation stages are expensed as incurred. Costs incurred during the application development stage are capitalized. These costs consist primarily of software, hardware and consulting fees, as well as salaries and related costs. Amounts capitalized are reported as a component of office furniture and equipment within property and equipment in the consolidated balance sheets. Capitalized software costs are depreciated using the straight-line method over the estimated useful life of the related software, which ranges from three to seven years. During the years ended December 31, 2025, 2024 and 2023, we capitalized $10.9 million, $6.9 million, $10.1 million and, respectively, of internal-use software development and related hardware costs.
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
As of December 31, 2025, identifiable intangible assets, which primarily include customer relationships, trademarks/trade names and permits, are being amortized over useful lives of one to thirty years. All identifiable intangible assets are amortized on a straight-line basis.
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
Our recently acquired companies have been included as follows: Warren Paving has been included in newly created reporting units, Warren Paving Construction and Warren Paving Materials, while Papich Construction and Cinderlite businesses have been incorporated into the Legacy reporting units.
As of December 31, 2025, we had six reporting units in which goodwill was recorded as follows:
•Legacy Construction
•Legacy Materials
•Granite Southeast Construction
•Granite Southeast Materials
•Warren Paving Construction
•Warren Paving Materials
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

For our 2025 annual goodwill impairment test, we elected to perform a qualitative assessment on our Legacy Construction and Legacy Materials reporting units and it was determined that no impairment indicators existed and it was more likely than not that the fair values were greater than the carrying amounts; therefore, no quantitative goodwill impairment test was performed for these reporting units. Factors we considered in our qualitative assessment were macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, changes in management or key personnel, changes in strategy, changes in customers and changes in the composition or carrying amount of the reporting unit’s net assets. We performed quantitative goodwill impairment tests on both of our Granite Southeast reporting units. We calculated the estimated fair value using the discounted cash flows and market multiple methods. These tests indicated that the estimated fair values of these reporting units exceeded their carrying amounts and we concluded that goodwill was not impaired.
Under ASC 350, goodwill acquired in a business combination is required to be tested in the reporting unit's next annual impairment assessment date or if a triggering event occurs. For the reporting units associated with Warren Paving, management evaluated whether any triggering events occurred between the acquisition date and year-end and concluded that no events or circumstances existed that would indicate it is more likely than not that the carrying amounts of the newly formed reporting units exceeded their fair value.
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
Warranties: Many of our construction contracts contain warranty provisions covering defects in equipment, materials, design or workmanship that generally run for less than two years after our customer accepts the contract. Because of the nature of our projects, including contract owner inspections of the work both during construction and prior to acceptance, we have not experienced material warranty costs for these short-term warranties and, therefore, do not believe an accrual for these costs is necessary. Certain construction contracts carry longer warranty periods, ranging from two to ten years, for which we have accrued an estimate of warranty cost. Our warranty liability is estimated based on our experience with the type of work and any known risks relative to the project. Total warranty liability was immaterial as of December 31, 2025 and 2024.
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
Other Costs: Other costs, net in the consolidated statements of operations are expensed as they are incurred and include legal fees for the defense of a former Company officer in his civil litigation with the Securities and Exchange Commission, reorganization costs, strategic acquisition and integration expenses and non-cash impairment charges. In addition to the aforementioned costs, 2023 also included a litigation charge.
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
Computation of Earnings per Share: Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares include common share equivalents under the equity incentive plans and common share equivalents issuable under our 3.25% Convertible Notes, 3.75% Convertible Notes and our 2.75% convertible senior notes due 2024 (“2.75% Convertible Notes”) using the if-converted method. See Note 14 for further discussion of the convertible notes.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which aims to modernize the guidance to better align with current software development practices. The amendments will be effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.
In November 2025, the FASB issued ASU 2025‑08, Financial Instruments—Losses: Purchased Loans, which requires purchased seasoned loans to be accounted for using a gross-up approach, aiming to enhance comparability and consistency in accounting for acquired financial assets. The amendment should be applied prospectively. The amendments are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.
In November 2025, the FASB issued ASU 2025‑09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements, which enhances hedge accounting guidance to better align with entities’ risk management strategies. The amendments expand eligibility for grouping forecasted transactions under a “similar risk” criterion, introduce a “choose‑your‑rate” approach for variable‑rate debt, permit designation of certain nonfinancial variable price components, clarify treatment of combined derivative structures, and restore dual‑hedge capability for foreign‑currency‑denominated debt. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.
Recently Adopted Accounting Pronouncements:

In August 2023, the FASB issued ASU 2023-05, Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, which requires that a joint venture apply a new basis of accounting upon formation. As a result, a newly formed joint venture, upon formation, would initially measure its assets and liabilities at fair value. This ASU is effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. We adopted this ASU prospectively and it did not have a material impact on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments intended to improve the effectiveness of income tax disclosures. We adopted this ASU retrospectively for the year ended December 31, 2025. See Note 19 for more information.

2. Acquisitions
We accounted for our recent acquisitions in accordance with ASC Topic 805, Business Combinations (“ASC 805”). The preliminary purchase prices were allocated to assets acquired and liabilities assumed based on their estimated fair values as of the respective acquisition dates. The purchase price allocations for Cinderlite, Warren Paving and Papich Construction are preliminary and have not been finalized due to the recent timing of these acquisitions, as certain information is pending as of the date of this filing to finalize estimates of fair value of certain assets acquired and liabilities assumed. As we continue to integrate the acquired businesses, we may obtain additional information on the acquired tangible and identifiable intangible net assets which, if significant, may require revisions to preliminary valuation assumptions, estimates and the resulting fair values presented herein. We expect to finalize purchase price accounting in the 12 months following each acquisition.
Cinderlite Trucking Corporation
On October 3, 2025, we completed the acquisition of Cinderlite, for $58.5 million in cash, subject to customary closing adjustments. We purchased all of the outstanding equity interest of Cinderlite, which is a construction materials, landscape supply, and transportation company in Carson City, Nevada. This acquisition aligns with our strategy of enhancing our vertical integration by strengthening an existing home market. Based on the preliminary purchase price allocation, the tangible assets acquired and liabilities assumed were $65.4 million and $6.5 million, respectively. The most significant asset was property and equipment of $59.1 million. We recorded $0.3 million in goodwill that was allocated to our Materials segment and will be tax deductible for income tax purposes. Cinderlite's customers are in both the public and private sectors.
Cinderlite's results have been included in the Materials segments since the acquisition date. Revenue attributable to Cinderlite for the year ended December 31, 2025 was $4.5 million. Gross profit attributable to Cinderlite for the year ended December 31, 2025 was $1.1 million.
Warren Paving Acquisition
On August 5, 2025, we completed the acquisition of Warren Paving for $540.0 million in cash, subject to customary closing adjustments. We purchased all of the outstanding equity interests in Warren Paving, which is a vertically-integrated asphalt contractor and aggregate producer with operations along the Gulf Coast and Mississippi River. This acquisition aligns with our strategy to expand our presence into new geographies with future growth opportunities while supporting our existing operations, particularly the Materials segment. Warren Paving’s customers are in both the public and private sectors.
Warren Paving's results have been included in the Construction and Materials segments since the acquisition date. Revenue attributable to Warren Paving for the year ended December 31, 2025 was $129.7 million. Gross profit attributable to Warren Paving for the year ended December 31, 2025 was $21.1 million.

Preliminary Purchase Price Allocation
The following table presents the preliminary purchase price allocation:

(in thousands)
Assets:
Cash and cash equivalents	$4,217
Receivables	38,564
Contract assets	609
Inventories	28,425
Other current assets	112
Property and equipment (1)	420,007
Right of use assets	54,867
Other noncurrent assets	5,767
Total tangible assets	552,568
Identifiable intangible assets	46,800
Liabilities:
Accounts payable	21,059
Contract liabilities	2,217
Accrued expenses and other current liabilities	13,360
Long-term lease liabilities	46,630
Deferred income taxes, net	103,017
Other long-term liabilities	7,000
Total liabilities assumed	193,283
Total tangible and identifiable intangible net assets acquired	406,085
Goodwill	142,498
Preliminary purchase price (2)	$548,583
(1)Included in the property and equipment acquired is $275.3 million of mineral reserves. The fair value of the mineral reserves was estimated using discounted cash flow models. The significant assumptions used in determining the fair value included forecasted revenues, projected earnings before interest, taxes, depreciation and amortization (“EBITDA”) margins, and the discount rate.
(2)The preliminary purchase price includes customary closing adjustments.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. The factors that contributed to the recognition of goodwill from this acquisition include strengthening and expanding our vertically-integrated Southeast home market and the assembled workforce. We recorded $142.5 million of goodwill, none of which is tax deductible. Of the acquired goodwill, $29.2 million was allocated to the Construction segment and $113.3 million was allocated to the Materials segment.
Identifiable Intangible Assets
The following table lists identifiable intangible assets from the Warren Paving acquisition that are included in intangible assets in the consolidated balance sheets as of December 31, 2025 (in thousands):

	Useful Lives (Years)	Gross Value	Accumulated Amortization	Net Value
Customer relationships	20	$12,700	$(260)	$12,440
Trademarks/trade name	10	9,700	(404)	9,296
Permits	10	20,000	(833)	19,167
Backlog	1	4,400	(1,294)	3,106
Total identifiable intangible assets		$46,800	$(2,791)	$44,009

The amortization expense related to the acquired identifiable intangible assets for the year ended December 31, 2025 was included in cost of revenue and selling, general and administrative expenses in the consolidated statements of operations. All of the acquired identifiable intangible assets will be amortized on a straight-line basis. Amortization expense related to the acquired identifiable intangible asset balances at December 31, 2025 is expected to be recorded in the future as follows: $6.7 million in 2026, $3.6 million in each year from 2027 to 2030; and $22.9 million thereafter.
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

	Years Ended December 31,
(unaudited, in thousands)	2025	2024
Revenue	$4,574,200	$4,246,964
Net income attributable to Granite Construction Incorporated	$197,367	$94,539
These amounts have been calculated after applying Granite’s accounting policies and adjusting the results of Warren Paving to reflect the additional depreciation and amortization that would have been recorded assuming the fair value adjustments to property and equipment and intangible assets had been applied starting on January 1, 2024. Additionally, these amounts reflect adjustment for additional interest that would have been incurred as a result of incurring debt for the acquisition over the periods in the pro forma financial information. Acquisition-related expenses related to Warren Paving that were incurred during the year ended December 31, 2025 are reflected in the year ended December 31, 2024 due to the assumed timing of the transaction. The statutory tax rate of 26% was used for both 2025 and 2024 for the pro forma adjustments.
During the year ended December 31, 2025, we incurred $13.9 million of acquisition-related costs associated with the Warren Paving acquisition which were primarily related to professional services and are included in Other costs, net on the consolidated statements of operations.
Papich Construction Acquisition
On August 5, 2025, we completed the acquisition of Papich Construction for $170.0 million in cash, subject to customary closing adjustments. We purchased all of the issued and outstanding common stock of Papich Construction, which is a provider of construction services and materials in California’s Central Coast and Central Valley regions. This acquisition aligns with our strategy of enhancing our vertical integration by strengthening our existing home markets. Papich Construction’s customers are in both the public and private sectors.
Papich Construction's results have been included in the Construction and Materials segments since the acquisition date. Revenue attributable to Papich Construction for the year ended December 31, 2025 was $84.4 million. Gross profit attributable to Papich Construction for the year ended December 31, 2025 was $4.4 million.
Preliminary Purchase Price Allocation
For the purpose of this allocation, the contractual purchase price has been adjusted to exclude $9.8 million in cash acquired and include customary closing adjustments, resulting in a preliminary purchase price of $178.0 million. Based on our preliminary purchase price allocation, the net tangible and identifiable intangible assets acquired were $118.3 million and $17.0 million, respectively, resulting in acquired goodwill of $42.7 million, all of which is expected to be tax deductible. The identifiable intangible assets acquired consisted of backlog, permits and customer relationships. Of the acquired goodwill, $6.0 million is in the Materials segment and $36.7 million is in the Construction segment. The most significant assets acquired were $84.6 million of property and equipment and $33.6 million of accounts receivable.
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

	Years Ended December 31,
(unaudited, in thousands)	2025	2024
Revenue	$4,529,717	$4,151,931
Net income attributable to Granite Construction Incorporated	$200,961	$127,888
These amounts have been calculated after applying Granite’s accounting policies and adjusting the results of Papich Construction to reflect the additional depreciation and amortization that would have been recorded assuming the fair value adjustments to property and equipment and intangible assets had been applied starting on January 1, 2024. Additionally, these amounts reflect adjustment for additional interest that would have been incurred as result of incurring debt for the acquisition over the periods in the pro forma financial information. Acquisition-related expenses related to Papich Construction that were incurred during the year ended December 31, 2025 are reflected in the year ended December 31, 2024 due to the assumed timing of the transaction. The statutory tax rate of 26% was used for both 2025 and 2024 for the pro forma adjustments.
During the year ended December 31, 2025, we incurred $3.3 million, of acquisition-related costs associated with the Papich Construction acquisition which were primarily related to professional services and are included in Other costs, net on the consolidated statements of operations.
Dickerson & Bowen, Inc.
On August 9, 2024, we completed the acquisition of Dickerson & Bowen, Inc. (“D&B”) for $125.5 million in cash, subject to customary closing adjustments. D&B is an aggregates, asphalt and highway construction company serving central and southern Mississippi which expanded our footprint in that region. D&B’s customers are in both the public and private sectors.
D&B's results have been included in the Construction and Materials segments since the acquisition date. Revenue attributable to D&B for the years ended December 31, 2025 and 2024 were $73.6 million and $37.8 million, respectively. Gross profit attributable to D&B for the years ended December 31, 2025 and 2024 were $8.4 million and $9.5 million, respectively.
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
During the years ended December 31, 2025 and 2024, we incurred an immaterial amount and $2.5 million of acquisition and integration expenses included in Other costs, net associated with the D&B acquisition which were primarily related to professional services.

Purchase Price Allocation
For the purpose of the purchase price allocation, the contractual purchase price has been adjusted to exclude $4.0 million of cash acquired and include closing adjustments, resulting in an updated preliminary purchase price of $121.2 million. The tangible and identifiable intangible assets acquired, net of liabilities assumed, were $24.9 million and $27.9 million, respectively. This generated acquired goodwill of $68.4 million, none of which is tax deductible. The most significant assets acquired were $38.1 million of property and equipment and an $18.2 million customer relationship intangible asset.
We finalized the purchase price allocation during the third quarter of 2025.
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
Identifiable Intangible Assets
The following table lists identifiable intangible assets from the D&B acquisition that are included in intangible assets in the consolidated balance sheets as of December 31, 2025 (in thousands):

	Useful Lives (Years)	Gross Value	Accumulated Amortization	Net Value
Customer relationships	20	$18,200	$(1,289)	$16,911
Trademarks/trade name	10	7,500	(1,063)	6,437
Permits	10	1,600	(227)	1,373
Total intangible assets		$27,300	$(2,579)	$24,721
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
The amortization expense related to the acquired identifiable intangible assets for the year ended December 31, 2025 was included in cost of revenue and selling, general and administrative expenses in the consolidated statements of operations. All of the acquired identifiable intangible assets will be amortized on a straight-line basis. Amortization expense related to the acquired identifiable intangible asset balances at December 31, 2025 is expected to be recorded in the future as follows: $1.8 million in each year from 2026 to 2030; and $15.6 million thereafter.
LRC/MSG
On November 30, 2023, we completed the acquisition of LRC/MSG for $278.0 million, subject to customary closing adjustments, plus an estimated amount related to tax make-whole agreements with the seller. We purchased all of the outstanding equity interests in LRC/MSG. The businesses are longstanding asphalt paving and asphalt and aggregates producers and suppliers. LRC/MSG operates strategically located asphalt plants and sand and gravel mines serving the greater Memphis area and northern Mississippi. LRC/MSG's results have been included in the Construction and Materials segments since the acquisition date and their customers are in both the public and private sectors.

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
In our review of these changes for the years ended December 31, 2025, 2024 and 2023, we did not identify any material amounts that should have been recorded in a prior period.
The projects with increases and decreases from revisions in estimates, which individually had an impact of $5.0 million or more on gross profit, are summarized as follows (dollars in millions, except per share data):
Increases

Years Ended December 31,	2025	2024	2023
Number of projects with upward estimate changes	8	3	1
Range of increase in gross profit from each project, net	$5.6 - 10.9	$6.1 - 10.3	$8.1
Increase to project profitability, net	$64.9	$25.6	$8.1
Increase to net income	$51.0	$18.3	$6.9
Amounts attributable to non-controlling interests	$6.5	$—	$3.2
Increase to net income attributable to Granite Construction Incorporated	$44.5	$18.3	$3.6
Increase to net income per diluted share attributable to common shareholders	$0.84	$0.35	$0.07
The increases during the year ended December 31, 2025 were due to settlement of outstanding claims, decreases in estimated costs from mitigated risks, production at a higher rate than anticipated, acceleration of project schedule and changes in the estimated transaction price related to contract modifications resulting from revisions to project work plans. The increase during the year ended December 31, 2024 were due to changes in the estimated amount of probable recovery on outstanding claims, production at a higher rate than anticipated and changes in the estimated transaction price related to contract modifications resulting from revisions to project work plans, permitting and scheduling. The increase during the year ended December 31, 2023 was due to decreases in estimated costs from mitigated risks.
Decreases

Years Ended December 31,	2025	2024	2023
Number of projects with downward estimate changes	3	4	6
Range of reduction in gross profit from each project, net	$6.0 - 15.2	$5.6 - 24.2	$5.1 - 54.9
Decrease to project profitability, net	$33.5	$50.2	$96.9
Decrease to net income	$25.6	$37.0	$79.6
Amounts attributable to non-controlling interests	$—	$3.9	$29.8
Decrease to net income attributable to Granite Construction Incorporated	$25.6	$33.1	$49.8
Decrease to net income per diluted share attributable to common shareholders	$0.48	$0.63	$0.95
The decreases during the year ended December 31, 2025 were due to additional costs related to changes in project duration, net of change in estimated probable recovery, lower productivity than originally anticipated, and increased labor and materials costs. The decreases during the year ended December 31, 2024 were due to additional costs related to changes in project duration, lower productivity than originally anticipated and increased labor and materials costs. The decreases during the year ended December 31, 2023 were due to a change in the estimated amount of probable recovery on an outstanding claim, additional costs related to changes in project durations, lower productivity than originally anticipated, increased labor and materials costs and disputed work being performed where there are ongoing legal claims.
4. Disaggregation of Revenue
In addition to disaggregating revenue by reportable segment (see Note 21), we further disaggregate Construction segment revenue by customer type and Materials segment revenue by product line. We believe this best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

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
Materials Segment Disaggregation by Product Line
The Materials segment focuses primarily on production of aggregates, recycled materials, asphalt concrete and liquid asphalt. In 2025, we began disaggregating Materials segment revenue by product line. Our Aggregate product line includes aggregates, barge delivery and recycled materials. Our Asphalt product line includes asphalt concrete and liquid asphalt. Revenue from these product lines includes freight and delivery costs that we pass along to our customers. Other includes immaterial amounts of revenue from products and services that are not considered to be core product lines.
The following table presents our revenue disaggregated by reportable segment, by customer type for our Construction segment and product line for our Materials segment:

	Years ended December 31,
(in thousands)	2025	2024	2023
Construction segment revenue:
Public	$2,608,431	$2,531,379	$2,064,078
Private	1,046,449	883,846	928,176
Total Construction segment revenue	3,654,880	3,415,225	2,992,254
Materials segment revenue:
Aggregates	308,781	196,232	176,564
Asphalt	458,836	395,798	339,608
Other	1,882	319	712
Total Materials segment revenue	769,499	592,349	516,884
Total revenue	$4,424,379	$4,007,574	$3,509,138

5. Unearned Revenue
The following table presents our unearned revenue disaggregated by customer type as of the respective periods:

(in thousands)	December 31, 2025	December 31, 2024
Public	$3,628,561	$2,801,273
Private	494,552	783,105
Total	$4,123,113	$3,584,378
All unearned revenue is in the Construction segment. Approximately $3.0 billion of the December 31, 2025 unearned revenue is expected to be recognized within the next twelve months and the remaining amount will be recognized thereafter.

6. Contract Assets and Liabilities
As a result of changes in contract transaction price related to performance obligations that were satisfied or partially satisfied prior to the end of the periods we recognized revenue of $169.1 million, $220.7 million and $147.4 million during the years ended December 31, 2025, 2024 and 2023, respectively. The changes in contract transaction price were from items such as executed or estimated change orders, contract modifications and claims.
As of December 31, 2025 and 2024, the aggregate claim recovery estimates included in contract asset and liability balances were $19.4 million and $46.6 million, respectively.

The components of the contract asset balances as of the respective dates were as follows:

(in thousands)	December 31, 2025	December 31, 2024
Costs in excess of billings and estimated earnings	$73,079	$139,436
Contract retention	163,800	188,917
Total contract assets	$236,879	$328,353
The decrease in contract assets is primarily due to decreased costs in excess of billings and estimated earnings mainly resulting from resolution of claims. The balances in costs in excess of billings and estimated earnings relate to disputed work on certain ongoing projects. In addition, contract retention decreased primarily due to the collection of $29.2 million from Brightline Trains Florida LLC in the first quarter of 2025. As of December 31, 2025 and December 31, 2024, no contract retention receivable individually exceeded 10% of total contract assets. The majority of the contract retention balance is expected to be collected within one year.
As work is performed, revenue is recognized and the corresponding contract liabilities are reduced. During the years ended December 31, 2025, 2024 and 2023, we recognized revenue of $350.5 million, $276.6 million and $191.8 million, respectively, that was included in the contract liability balances at December 31, 2024, 2023 and 2022, respectively.
The components of the contract liability balances as of the respective dates were as follows:

(in thousands)	December 31, 2025	December 31, 2024
Billings in excess of costs and estimated earnings	$320,593	$288,495
Provisions for losses	6,779	11,176
Total contract liabilities	$327,372	$299,671
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

7. Receivables, net
Receivables include billed and unbilled amounts for services provided to clients for which we have an unconditional right to payment as of the end of the applicable period and generally do not bear interest. The following table presents major categories of receivables:

(in thousands)	December 31, 2025	December 31, 2024
Contracts completed and in progress:
Billed	$297,157	$250,656
Unbilled	174,434	127,776
Total contracts completed and in progress	471,591	378,432
Materials sales	89,945	55,770
Other	70,484	78,309
Total gross receivables	632,020	512,511
Less: allowance for credit losses	1,628	769
Total net receivables	$630,392	$511,742
Included in other receivables at December 31, 2025 and 2024 were items such as estimated recovery from back charge claims, notes receivable, and income and other tax refunds receivable. Other receivables at both December 31, 2025 and 2024 also included $25.0 million of working capital contributions in the form of a loan to a partner in one of our unconsolidated joint ventures, plus accrued interest. None of our customers had a receivable balance in excess of 10% of our total net receivables as of December 31, 2025 or December 31, 2024.

8. Fair Value Measurement
The following tables summarize significant assets and liabilities measured at fair value in the consolidated balance sheets on a recurring basis for each of the fair value measurement levels (in thousands):

	Fair Value Measurement at Reporting Date Using
December 31, 2025	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$231,865	$—	$—	$231,865
Other current assets:
Interest rate swaps	$—	$830	$—	$830
Total assets	$231,865	$830	$—	$232,695
Accrued and other current liabilities:
Heating oil swaps	$—	$122	$—	$122
Total liabilities	$—	$122	$—	$122
December 31, 2024
Cash equivalents:
Money market funds	$73,031	$—	$—	$73,031
Total assets	$73,031	$—	$—	$73,031
Accrued and other current liabilities:
Heating oil swaps	—	531	—	531
Diesel collars	—	177	—	177
Total liabilities	$—	$708	$—	$708
Interest Rate Swaps
In September 2025, we entered into two interest rate swaps designated as cash flow hedges with an effective date of January 2026. The two cash flow hedges had a combined initial notional amount of $350 million and mature in January of 2029. The interest rate swaps are designed to convert the interest rate on our Term Loan (as defined below) under our Fifth Amended and Restated Credit Agreement (the “Credit Agreement”) (See Note 14) from a variable interest rate of Secured Overnight Financing Rate (“SOFR”) plus an applicable margin to a fixed rate of 3.218% plus the same applicable margin. The interest rate swap is measured at fair value on the consolidated balance sheet using the income approach, which discounts the future net cash settlements expected under the derivative contracts to a present value. These valuations primarily utilize indirectly observable inputs, including contractual terms, interest rates, and yield curves observable at commonly quoted intervals.
Commodity Derivatives
We have entered into collar contracts and commodity swaps to reduce our price exposure on diesel consumption and heating oil consumption, respectively. The collars and swaps were not designated as hedges and will be treated as a mark-to-market derivative instruments through their maturity dates. The financial statement impact of the collar contracts and commodity swaps for the years ended December 31, 2025 and 2024 was immaterial.

Other Assets and Liabilities
The carrying values and estimated fair values of financial instruments that are not required to be recorded at fair value in the consolidated balance sheets were as follows:

(in thousands)		December 31, 2025		December 31, 2024
	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Held-to-maturity marketable securities (1)
Corporate notes and bonds	Level 1	$59,477	$59,757	$—	$—
U.S. Government and agency obligations	Level 1	$10,001	$10,006	$7,311	$7,312
Commercial paper	Level 1	$39,202	$39,198	$—	$—
Municipal notes and bonds	Level 1	$11,875	$11,890	$—	$—
Liabilities (including current maturities):
3.75% Convertible Notes (2)	Level 2	$373,750	$950,013	$373,750	$738,724
3.25% Convertible Notes (2)	Level 2	$373,750	$597,206	$373,750	$491,582
Credit Agreement - Term Loan (2)	Level 3	$600,000	$602,265	$—	$—
Credit Agreement - Revolver (2)	Level 3	$—	$—	$—	$—
(1)All marketable securities were classified as held-to-maturity as of the periods presented. Of the above balances, $71.0 million and $7.3 million were short-term marketable securities on our consolidated balance sheets as of December 31, 2025 and 2024, respectively and $49.5 million were long-term marketable securities on our consolidated balance sheets as of December 31, 2025. Our long-term marketable securities have varying maturities between one and three years.
(2)The fair values of our 3.25% Convertible Notes and our 3.75% Convertible Notes are based on the median price of the notes in an active market. The fair value of the Credit Agreement is based on borrowing rates available to us for long-term loans with similar terms, average maturities, and credit risk. See Note 14 for more information about our convertible notes and the Credit Agreement.
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
At least annually, we measure certain nonfinancial assets and liabilities at fair value on a nonrecurring basis. As of December 31, 2025 and 2024, the nonfinancial assets and liabilities included our asset retirement and reclamation obligations, as well as assets and corresponding liabilities associated with performance guarantees. Asset retirement and reclamation obligations were measured using Level 3 inputs and performance guarantees were measured using Level 2 inputs.
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
During the years ended December 31, 2025 and 2024, we had no material nonfinancial asset and liability fair value adjustments.

9. Construction Joint Ventures
We participate in various construction joint ventures. As discussed in Note 1, we have determined that certain of these joint ventures are consolidated because they are VIEs and we are the primary beneficiary. We continually evaluate whether there are changes in the status of the VIEs or changes to the primary beneficiary designation of the VIE. Based on our assessments during the years ended December 31, 2025, 2024 and 2023, we determined no change was required for existing joint ventures.
Due to the joint and several nature of the performance obligations under the related owner contracts, if any of our partners fail to perform, we and the remaining partners, if any, would be responsible for performance of the outstanding work (i.e., we provide a performance guarantee). At December 31, 2025, there was $46.4 million of remaining contract value on unconsolidated and line item construction joint venture contracts of which $15.9 million represented our share and the remaining $30.5 million represented our partners’ share. We are not able to estimate amounts that may be required beyond the current remaining forecasted cost of the work to be performed. These forecasted costs could be offset by billings to the customer or by proceeds from our partners’ corporate and/or other guarantees. See Note 13 for disclosure of the performance guarantee amounts recorded in the consolidated balance sheets and Note 1 for additional discussion regarding performance guarantees.
Consolidated Construction Joint Ventures
At December 31, 2025, we were engaged in nine active CCJV projects. Our proportionate share of the equity in these joint ventures was between 50.0% and 70.0%. During the years ended December 31, 2025, 2024 and 2023, total revenue from CCJVs was $330.5 million, $349.5 million and $307.2 million, respectively. During the years ended December 31, 2025, 2024 and 2023, CCJVs provided $105.1 million, and used $69.8 million and $38.1 million of operating cash flows, respectively. As of December 31, 2025, our share of revenue remaining to be recognized on these CCJVs was $350.3 million and ranged from $0.5 million to $252.9 million by project.
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
As of December 31, 2025, we were engaged in two active unconsolidated construction joint venture projects. Our proportionate share of the equity in these unconsolidated construction joint ventures ranged from 30.0% to 40.0%. As of December 31, 2025, our share of the revenue remaining to be recognized on these unconsolidated construction joint ventures was $3.8 million and ranged from $0.6 million to $3.2 million by project.

The following is summary financial information related to unconsolidated construction joint ventures:

(in thousands)	December 31, 2025	December 31, 2024
Assets:
Cash, cash equivalents and marketable securities	$118,207	$94,856
Other current assets (1)	547,968	599,625
Noncurrent assets	17,823	35,886
Less: partners’ interest	485,296	498,872
Granite’s interest (1),(2)	$198,702	$231,495
Liabilities:
Current liabilities	$110,513	$151,655
Less: partners’ interest and adjustments (3)	43,396	57,437
Granite’s interest	$67,117	$94,218
Equity in construction joint ventures (4)	$131,585	$137,277
(1)Included in this balance and in accrued expenses and other current liabilities on the consolidated balance sheets as of December 31, 2025 and 2024 was $34.3 million and $55.5 million, respectively, related to performance guarantees (see Note 13).
(2)Included in this balance as of December 31, 2025 and 2024 was $66.9 million and $66.9 million, respectively, related to Granite’s share of estimated cost recovery of customer affirmative claims. In addition, this balance included $1.7 million related to Granite’s share of estimated recovery of back charge claims as of December 31, 2024.
(3)Partners’ interest and adjustments includes amounts to reconcile total net assets as reported by our partners to Granite’s interest adjusted to reflect our accounting policies and estimates primarily related to contract forecast differences.
(4)Included in this balance and in accrued expenses and other current liabilities on our consolidated balance sheets was $3.1 million and $3.7 million as of December 31, 2025 and 2024, respectively, related to deficits in unconsolidated construction joint ventures which includes provisions for losses.

Years Ended December 31,	2025	2024	2023
(in thousands)
Revenue
Total	$40,019	$66,871	$66,738
Less: partners’ interest and adjustments (1)	15,882	39,081	42,230
Granite’s interest	$24,137	$27,790	$24,508
Cost of revenue
Total	$57,173	$95,448	$95,448
Less: partners’ interest and adjustments (1)	39,327	60,603	51,359
Granite’s interest	$17,846	$34,845	$44,089
Granite’s interest in gross profit (loss)	$6,291	$(7,055)	$(19,581)
Net Loss
Total	$(12,502)	$(21,837)	$(24,843)
Less: partners’ interest and adjustments (1)	(20,124)	(16,735)	(6,226)
Granite’s interest in net income (loss) (2)	$7,622	$(5,102)	$(18,617)
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
Line Item Joint Ventures
As of December 31, 2025, we were engaged in one active line item joint venture construction project with a $5.7 million total contract value. During the years ended December 31, 2025, 2024 and 2023, our portion of revenue from line item joint ventures was immaterial, $7.4 million and $5.3 million, respectively.

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
Our investments in affiliates balance consists of equity method investments in the following types of entities:

(in thousands)	December 31, 2025	December 31, 2024
Foreign	$75,838	$72,075
Real estate	4,120	4,552
Asphalt terminal	16,806	17,404
Total investments in affiliates	$96,764	$94,031
The following table provides summarized balance sheet information for our affiliates accounted for under the equity method on a combined basis:

(in thousands)	December 31, 2025	December 31, 2024
Current assets	$215,601	$205,235
Noncurrent assets	122,280	130,451
Total assets	$337,881	$335,686
Current liabilities	$73,005	$68,679
Long-term liabilities (1)	51,087	45,007
Total liabilities	$124,092	$113,686
Net assets	$213,789	$222,000
Granite’s share of net assets	$96,764	$94,031
(1)This balance is primarily related to local bank debt for equipment purchases, working capital in our foreign affiliates and debt associated with our real estate investments.
Of the $337.9 million in total assets as of December 31, 2025, we had investments in two real estate ventures with total assets of $28.9 million and $11.3 million, our foreign affiliates had total assets of $261.2 million, and the asphalt terminal entity had total assets of $36.5 million. As of December 31, 2025 and 2024, all of the equity method investments in real estate ventures were in residential real estate in Texas and California. As of December 31, 2025, our percent ownership in the real estate ventures ranged from 10% to 25%. We have direct and indirect investments in our foreign affiliates, and our percent ownership in foreign affiliates ranged from 25% to 50% as of December 31, 2025.

The following table provides summarized statements of operations information for our affiliates accounted for under the equity method on a combined basis (in thousands):

Years Ended December 31,	2025	2024	2023
(in thousands)
Revenue	$392,219	$395,492	$476,361
Gross profit	$77,043	$94,618	$142,139
Income before taxes	$41,684	$58,080	$99,108
Net income	$31,822	$49,521	$86,124
Granite’s interest in affiliates’ net income	$14,958	$16,982	$25,748

11. Property and Equipment, net
The following table presents the major classes of assets and total accumulated depreciation and depletion:

(in thousands)	December 31, 2025	December 31, 2024
Equipment and vehicles	$1,466,624	$1,211,208
Quarry property	588,571	256,043
Land and land improvements	174,659	128,124
Buildings and leasehold improvements	121,165	115,147
Office furniture and equipment	84,145	75,078
Property and equipment	2,435,164	1,785,600
Less: accumulated depreciation and depletion	1,174,341	1,069,416
Property and equipment, net	$1,260,823	$716,184
The increase in property and equipment, net was primarily due to $563.7 million of acquired property and equipment related to the acquisitions of Warren Paving, Papich Construction and Cinderlite (see Note 2 for further information about acquisitions).
Depreciation and depletion expense primarily included in cost of revenue in our consolidated statements of operations was $147.3 million, $110.6 million and $89.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.
As discussed in Note 1, we have asset retirement obligations, which are liabilities associated with our legally required obligations to reclaim owned and leased quarry property and related facilities. As of December 31, 2025 and 2024, $9.5 million and $6.6 million, respectively, of our asset retirement obligations were included in accrued expenses and other current liabilities and $35.8 million and $37.8 million, respectively, were included in other long-term liabilities in the consolidated balance sheets. Of the amount included in other long-term liabilities as of December 31, 2025, $5.6 million is expected to be settled in 2027, $0.9 million in 2028, $5.0 million in 2029, $2.1 million in 2030 and the remaining $22.2 million is expected to be settled thereafter.
The following table summarizes the asset retirement obligation balances for the periods presented (in thousands):

Years Ended December 31,	2025	2024
Beginning balance	$44,402	$38,529
Acquisition additions	1,574	2,500
Revisions to estimates	(911)	3,996
Liabilities settled	(1,675)	(2,351)
Accretion	1,920	1,728
Ending balance	$45,310	$44,402

12. Intangible Assets
Goodwill
The following table presents the goodwill balance by reportable segment:

(in thousands)	Construction	Materials	Total
Balance as of December 31, 2023	$130,569	$24,435	$155,004
Acquisitions (1)	4,400	55,400	59,800
Foreign currency and other adjustments	8	(347)	(339)
Balance as of December 31, 2024	134,977	79,488	214,465
Acquisitions (1)	66,595	119,421	186,016
Foreign currency and other adjustments	(61)	394	333
Balance as of December 31, 2025	$201,511	$199,303	$400,814
(1) See Note 2 for additional information on our recent acquisitions.

Identifiable Intangible Assets
The following table presents the net identifiable intangible assets:

(in thousands)	December 31, 2025			December 31, 2024
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Customer relationships	$114,867	$(10,656)	$104,211	$97,867	$(5,424)	$92,443
Permits	60,559	(21,248)	39,311	32,559	(18,252)	14,307
Trademarks/trade name	36,900	(9,213)	27,687	27,200	(6,548)	20,652
Backlog	11,300	(3,324)	7,976	7,100	(6,731)	369
Indefinite lived assets	359	—	359	109	—	109
Favorable contracts	50	(46)	4	50	(44)	6
Total	$224,035	$(44,487)	$179,548	$164,885	$(36,999)	$127,886
The increase in the 2025 identifiable intangible assets balance was primarily related to the Warren Paving, Papich Construction and Cinderlite acquisitions (see Note 2) which contributed $66.0 million of identifiable intangible assets, including $28.0 million of permits and $17.0 million of customer relationship intangibles.
The net amortization expense related to identifiable intangible assets for each of the years ended December 31, 2025, 2024 and 2023 was $14.6 million, $14.1 million and $2.3 million, respectively, and was primarily included in cost of revenue in the consolidated statements of operations. Amortization expense based on the identifiable intangible assets balance at December 31, 2025 is expected to be $21.6 million in 2026, $13.2 million in 2027, $13.0 million in 2028-2030 and $105.7 million thereafter.

13. Accrued Expenses and Other Current Liabilities

(in thousands)	December 31, 2025	December 31, 2024
Payroll and related employee benefits	$145,384	$119,510
Accrued insurance	84,470	80,797
Performance guarantees	34,273	55,488
Short-term lease liabilities	32,726	20,165
Other	51,326	47,996
Total	$348,179	$323,956
Other includes deficits in unconsolidated construction joint ventures, dividends payable, taxes payable, interest payable, warranty reserves, asset retirement obligations, remediation reserves and other miscellaneous accruals, none of which are greater than 5% of total current liabilities at any of the presented dates.

14. Debt

(in thousands)	December 31, 2025	December 31, 2024
3.25% Convertible Notes due 2030	$373,750	$373,750
3.75% Convertible Notes due 2028	373,750	373,750
Credit Agreement - Term Loan	600,000	—
Credit Agreement - Revolver	—	—
Debt issuance costs and other	(8,371)	(8,452)
Total debt	$1,339,129	$739,048
Less: current maturities	375,896	1,109
Total long-term debt	$963,233	$737,939
Credit Agreement
On August 5, 2025, we entered into the Credit Agreement. The Credit Agreement consists of (1) a $600.0 million senior secured revolving credit facility (the “Revolver”), (2) a $600.0 million senior secured term loan (the “Initial Term Loan”) and (3) an additional $75.0 million senior secured term loan (the “Delayed Draw Term Loan” and together with the Initial Term Loan, the “Term Loans”). The Delayed Draw Term Loan may be borrowed from the closing date of the Credit Agreement until six months after the closing date (the “Term Loan Availability Period”), subject to voluntary termination by the Company of the Delayed Draw Term Loan commitments and termination of the Delayed Draw Term Loan commitments upon the occurrence of an Event of Default (as defined in the Credit Agreement) at the request of or with the consent of the required lenders. The Company borrowed $75.0 million under the Delayed Draw Term Loan on October 2, 2025. The Company repaid the amount outstanding under the Delayed Draw Term Loan on October 31, 2025. The Credit Agreement also includes an accordion feature that allows us to increase borrowings under the Revolver, request a new tranche of term loans, or issue one or more series of notes (whether issued in a public offering, Rule 144A or other private placement or purchase or otherwise) or loans or any bridge financing pursuant to financing documentation other than the Credit Agreement, or a combination thereof, in an amount not to exceed (1) the greater of (a) $535.0 million and (b) the amount equal to 100% of Consolidated EBITDA (as defined in the Credit Agreement), calculated on a pro forma basis, plus (2) unlimited additional amounts so long as on a pro forma basis after giving effect to the incurrence of additional indebtedness and after giving effect to all other appropriate pro forma adjustments, the ratio of consolidated funded secured indebtedness to Consolidated EBITDA (as defined in the Credit Agreement) does not exceed 1.25 to 1.0, in each case, subject to lender approval. The Credit Agreement includes a $150.0 million sublimit for letters of credit ($75.0 million for financial letters of credit) and a $20.0 million sublimit for swingline loans.
As of December 31, 2025, the total unused availability under the Revolver was $583.2 million, resulting from $16.8 million in issued and outstanding letters of credit and no amount drawn under the Revolver. The letters of credit had expiration dates between March 2026 and November 2026.
We may borrow under the Credit Agreement, at our option, at either (a) term SOFR plus an applicable margin initially and through the delivery of the March 31, 2026 compliance certificate of 1.75% and then ranging from 1.25% to 2.0%, or (b) a base rate plus an applicable margin initially and through the delivery of the March 31, 2026 compliance certificate of 0.75% and then ranging from 0.25% to 1.0%. After delivery of the March 31, 2026 compliance certificate, the applicable margin will be based on our consolidated leverage ratio set forth on the most recent compliance certificate delivered quarterly. In addition, we have agreed to pay an unused commitment fee initially and through the delivery of the March 31, 2026 compliance certificate of 0.300% and then ranging from 0.175% to 0.350%, depending on our consolidated leverage ratio set forth on the most recent compliance certificate delivered quarterly. Further, during the Term Loan Availability Period, we agreed to pay a ticking fee ranging from 0.175% to 0.350%, depending on our consolidated leverage ratio, on the amount by which the commitment for Term Loans of $675.0 million exceeds the amount of outstanding Term Loans. The ticking fee was payable beginning on the 60th day after closing, during the Term Loan Availability Period and until the Delayed Draw Term Loan was made. The Term Loans and Revolver will mature on August 5, 2030. The Term Loans will amortize at 2.5% per year payable in quarterly installments beginning with the quarter ending December 31, 2026 through September 30, 2027 and increasing to 5.0% per year payable in quarterly installments until the maturity date.
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
As of December 31, 2025, one of the conditions permitting the holders of the 3.25% Convertible Notes to convert was met. Our common stock traded above 130% of the $77.88 conversion price for at least 20 trading days during the period of 30 consecutive trading days ending on December 31, 2025 (the last trading day of the calendar quarter). The holders of the 3.25% Convertible Notes have the right to convert through March 31, 2026, at which point the Company will re-evaluate whether the 3.25% Convertible Notes will continue to be convertible in the subsequent calendar quarter. In the event the holders of the 3.25% Convertible Notes elect to convert a portion or all of their 3.25% Convertible Notes, the principal amount is required to be settled in cash. As a result, the $373.8 million principal amount has been classified as a current liability as of December 31, 2025 in the consolidated balance sheet. Any conversion premium will be satisfied with cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.
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
2024 Capped Call Transactions
In June 2024, we entered into privately negotiated capped call transactions in connection with the offering of the 3.25% Convertible Notes (the “2024 capped call transactions”). The 2024 capped call transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of the 3.25% Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 3.25% Convertible Notes, as the case may be. However, when the market price per share of our common stock, as measured under the terms of the 2024 capped call transactions, exceeds the cap price of $119.82 of the 2024 capped call transactions, there would nevertheless be dilution and/or there would not be an offset of such cash payments, in each case, to the extent that such market price exceeds the cap price of the 2024 capped call transactions.
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
2023 Capped Call Transactions
In May 2023, we entered into capped call transactions (the “2023 capped call transactions”) in connection with the offering of the 3.75% Convertible Notes. The 2023 capped call transactions are expected generally to reduce the potential dilution to our common stock upon conversion of the 3.75% Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 3.75% Convertible Notes, as the case may be. However, when the market price per share of our common stock, as measured under the terms of the 2023 capped call transactions, exceeds the cap price of $79.83 of the 2023 capped call transactions, there would nevertheless be dilution and/or there would not be an offset of such cash payments, in each case, to the extent that such market price exceeds the cap price of the 2023 capped call transactions.
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
The financial covenants under the terms of our Credit Agreement require the maintenance of a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio. As of December 31, 2025, we were in compliance with all covenants contained in the Credit Agreement. We are not aware of any non-compliance by any of our unconsolidated real estate ventures with the covenants contained in their debt agreements.
Debt Issuance Costs
During the years ended December 31, 2025 and December 31, 2024, we capitalized $2.8 million and $10.5 million, respectively, in third party offering costs related to the issuance of the 3.25% Convertible Notes and the Term Loan. Capitalized issuance costs are amortized over the life of the related debt.
During the years ended December 31, 2025, 2024 and 2023, we recorded $4.0 million, $3.9 million and $3.5 million, respectively, of amortization related to debt issuance costs.

15. Leases
We have leases for office and shop space, as well as for equipment primarily utilized in our construction projects. As of December 31, 2025, our lease contracts were primarily classified as operating leases and had terms ranging from month-to-month to 99 years. As of December 31, 2025 and 2024, right of use assets and long term lease liabilities were separately presented and short term lease liabilities of $32.7 million and $20.2 million, respectively, were included in accrued expenses and other current liabilities in our consolidated balance sheets. As of December 31, 2025, we had no lease contracts that had not yet commenced but created significant rights and obligations. Lease expense was $35.6 million, $24.5 million, $21.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.
As of December 31, 2025 and 2024 our weighted-average remaining lease term was 8.3 years and 8.4 years, respectively, and the weighted-average discount rate was 5.43% and 5.34%, respectively.
As of December 31, 2025, the lease liability is equal to the present value of the remaining lease payments, discounted using the incremental borrowing rate on our secured debt, using one maturity discount rate that is updated quarterly, as it is not materially different than the discount rates applied to each of the leases in the portfolio.
The following table summarizes the maturities of our undiscounted lease liabilities outstanding as of December 31, 2025 (in thousands):

2026	$42,662
2027	36,915
2028	30,794
2029	18,520
2030	12,799
Thereafter	73,568
Total future minimum lease payments	$215,258
Less: imputed interest	(56,799)
Total	$158,459

Royalties
Excluded from the table above are minimum royalty requirements under all contracts, primarily related to quarry property, in effect at December 31, 2025 which are payable as follows: $2.1 million in 2026; $2.0 million in 2027; $1.9 million in 2028; $1.8 million in 2029; $1.9 million in 2030; and $23.2 million thereafter.

16. Employee Benefit Plans
Granite Construction Profit Sharing and 401(k) Plan: The Granite Construction Profit Sharing and 401(k) Plan (the “401(k) Plan”) is a defined contribution plan covering all employees, except those employees covered by collective bargaining agreements, employees located in Guam, and certain employees of our CCJVs, LRC/MSG and D&B. Our 401(k) matching contributions can be up to 6% of an employee’s gross pay at the discretion of the Board of Directors. Our 401(k) matching contributions to the 401(k) Plan for the years ended December 31, 2025, 2024 and 2023 were $24.5 million, $20.0 million, and $18.6 million, respectively. Profit sharing contributions from us may be made to the 401(k) Plan in an amount determined by the Board of Directors. We made no profit sharing contributions during the years ended December 31, 2025, 2024 and 2023.
Lehman-Roberts/Memphis Stone & Gravel 401(k) Retirement Plan: The Lehman-Roberts Company sponsored a defined contribution plan for the benefit of its employees. Matching contributions to this plan were immaterial for the years ended December 31, 2025 and December 31, 2024, as well as the period between our acquisition of LRC/MSG (see Note 2) and December 31, 2023. This plan also covered the employees of D&B from the date of acquisition (see Note 2). In January 2026, this plan was merged with the 401(k) Plan.
Non-Qualified Deferred Compensation Plan: We offer a Non-Qualified Deferred Compensation Plan (“NQDC Plan”) to a select group of our highly compensated employees and non-employee directors. The NQDC Plan provides participants the opportunity to defer payment of certain compensation as defined in the NQDC Plan. Our NQDC Plan obligations are funded through a Rabbi Trust which was fully funded as of December 31, 2025. The assets held by the Rabbi Trust at December 31, 2025 and 2024 are substantially in the form of Company-owned life insurance and are included in other noncurrent assets in the consolidated balance sheets. As of December 31, 2025, there were 61 active participants in the NQDC Plan. NQDC Plan obligations were $31.6 million and $27.8 million as of December 31, 2025 and 2024, respectively, and were primarily included in other long-term liabilities in the consolidated balance sheets. In addition, we had supplemental retirement benefits of $3.4 million and $3.4 million in other long-term liabilities in the consolidated balance sheets as of December 31, 2025 and 2024, respectively. Our significant obligations related to the NQDC Plan are $3.8 million in 2026, $2.8 million in 2027, $2.9 million in 2028, $1.6 million in 2029, $1.7 million in 2030 and $18.8 million thereafter.
Multi-employer Pension Plans: As of December 31, 2025, four of our wholly-owned subsidiaries contribute to various multi-employer pension plans on behalf of union employees. The risks of participating in these multi-employer plans are different from single-employer plans in the following aspects:
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

The following table presents our participation in these plans (dollars in thousands):

		Pension Protection Act (“PPA”) Certified Zone Status (1)			Contributions
Pension Trust Fund	Pension Plan Employer Identification Number	2025	2024	FIP / RP Status Pending / Implemented (2)	2025	2024	2023	Surcharge Imposed	Expiration Date of Collective Bargaining Agreement (3)
Pension Trust Fund for Operating Engineers	94-6090764	Green	Green	No	$11,836	$10,972	$10,434	No	3/31/2026 6/30/2026 9/30/2026 3/31/2027 6/30/2027 10/31/2027 10/31/2028 6/30/2029 2/14/2030
Locals 302 and 612 IUOE-Employers Construction Industry Retirement Plan	91-6028571	Green	Green	No	8,344	6,976	6,520	No	3/31/2026 5/31/2028
Operating Engineers Pension Trust Fund	95-6032478	Green	Green	No	5,062	5,759	5,357	No	6/30/2028
All other funds (49 as of December 31, 2025)					24,114	22,105	20,466
			Total contributions:		$49,356	$45,811	$42,777
(1)The most recent PPA zone status available in 2025 and 2024 is for the plan’s year-end during 2024 and 2023, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the orange zone are less than 80 percent funded and have an Accumulated Funding Deficiency in the current year or projected into the next six years, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.
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

17. Shareholders’ Equity
Stock-based Compensation: On June 2, 2021, our stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”), which replaced the Amended and Restated 2012 Equity Incentive Plan (the “2012 Plan”) and no further awards may be granted under the 2012 Plan. The 2021 Plan provides for the issuance of restricted stock, RSUs and stock options to eligible employees and to members of our Board of Directors. As of December 31, 2025, 546,506 shares are issuable if target performance is met pursuant to LTIP awards outstanding under the 2021 Plan (or 1,093,012 shares if maximum performance is met). During the years ended December 31, 2025, 2024 and 2023, we did not grant any stock options or restricted stock awards and as of December 31, 2025, there were no stock options or restricted stock awards outstanding.
On June 5, 2024, our stockholders approved the 2024 Equity Incentive Plan (the “2024 Plan”), which replaced the 2021 Plan and no further awards may be made under the 2021 Plan. The 2024 Plan provides for the issuance of restricted stock, RSUs and stock options to eligible employees and to members of our Board of Directors. During the year ended December 31, 2025, we did not grant any stock options or restricted stock awards and as of December 31, 2025, there were no stock options or restricted stock awards outstanding. A total of 2,142,923 shares remained available for issuance under the 2024 Plan as of December 31, 2025.
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
A summary of the changes in our RSUs during the years ended December 31, 2025, 2024 and 2023 is as follows (shares in thousands):

Years Ended December 31,	2025		2024		2023
	RSUs	Weighted-Average Grant-Date Fair Value per RSU	RSUs	Weighted-Average Grant-Date Fair Value per RSU	RSUs	Weighted-Average Grant-Date Fair Value per RSU
Outstanding, beginning balance	546	$43.97	568	$37.05	568	$31.64
Granted	548	75.32	394	55.57	315	40.86
Vested	(572)	63.53	(399)	45.84	(289)	30.83
Forfeited	(19)	55.97	(16)	42.63	(27)	36.09
Outstanding, ending balance	504	$56.48	546	$43.97	568	$37.05
Compensation cost related to RSUs was $39.2 million ($29.0 million net of statutory tax rate), $19.6 million ($14.5 million net of statutory tax rate), and $10.5 million ($7.8 million net of statutory tax rate) for the years ended December 31, 2025, 2024 and 2023, respectively. The grant date fair value of RSUs vested during the years ended December 31, 2025, 2024 and 2023 was $36.3 million, $18.3 million and $8.9 million, respectively. As of December 31, 2025, there was $11.6 million of unrecognized compensation cost related to RSUs which will be recognized over a remaining weighted-average period of 1.4 years.
401(k) Plan: As of December 31, 2025, the 401(k) Plan owned 563,047 shares of our common stock. Dividends on shares held by the 401(k) Plan are charged to retained earnings and all shares held by the 401(k) Plan are treated as outstanding in computing our earnings per share.
Share Repurchase Program: As announced on February 3, 2022, on February 1, 2022, the Board of Directors authorized us to purchase up to $300.0 million of our common stock at management’s discretion. During the years ended December 31, 2025 and 2024, we repurchased 300,200 shares for $31.9 million and 524,800 shares for $42.0 million, respectively, under this authorization. As of December 31, 2025, $157.6 million of the authorization remained available. The specific timing and amount of any future repurchases will vary based on market conditions, securities law limitations and other factors.

18. Weighted Average Shares Outstanding and Net Income Per Share
The following table presents a reconciliation of net income and the weighted average shares of common stock used in calculating basic and diluted net income per share as well as the calculation of basic and diluted net income per share (in thousands, except per share data):

Years Ended December 31,	2025	2024	2023
Numerator
Net income attributable to common shareholders for basic earnings per share	$193,003	$126,346	$43,599
Add: Interest expense, net of tax, related to Convertible Notes (1)	12,222	11,472	7,622
Net income attributable to common shareholders for diluted earnings per share	$205,225	$137,818	$51,221
Denominator
Weighted average common shares outstanding, basic	43,649	43,846	43,879
Add: Dilutive effect of RSUs	536	565	583
Add: Dilutive effect of Convertible Notes (1)	8,947	8,103	8,103
Weighted average common shares outstanding, diluted	53,132	52,514	52,565
Net income per share, basic	$4.42	$2.88	$0.99
Net income per share, diluted	$3.86	$2.62	$0.97
(1)The dilutive effect of the convertible notes was determined using the if-converted method. As the 3.75% Convertible Notes will be convertible into cash, shares of our common stock or a combination thereof at our election, the 3.75% Convertible Notes are assumed to be converted into common stock at the beginning of the reporting period, and the resulting shares are included in the denominator of the calculation. In addition, interest charges, net of any income tax effects are added back to the numerator of the calculation. For the 3.25% Convertible Notes, we are required to settle the principal amount in cash and any conversion premium in excess of the principal amount in cash, shares of common stock, or a combination of cash and shares of common stock, at our election. As such, the 3.25% Convertible Notes only have an impact on diluted earnings per share when the average share price of our common stock exceeds the conversion price. The 2.75% Convertible Notes were convertible into cash, shares of our common stock or a combination thereof at our election. The shares associated with the 2.75% Convertible Notes were not included in our calculation of diluted net income per share for the year ended December 31, 2023 because their effect would have been anti-dilutive.
In connection with the issuance of the 3.25% Convertible Notes and 3.75% Convertible Notes, we entered into the 2024 capped call transactions and 2023 capped call transactions, respectively, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive.

19. Income Taxes
The following is a summary of income before income taxes (in thousands):

Years Ended December 31,	2025	2024	2023
Domestic	$275,706	$195,059	$92,552
Foreign and U.S. territories	13,121	1,133	(32,698)
Total income before income taxes	$288,827	$196,192	$59,854

The following is a summary of the provision for income taxes (in thousands):

Years Ended December 31,	2025	2024	2023
Federal:
Current	$27,092	$29,754	$1,579
Deferred	23,999	11,803	23,331
Total federal	51,091	41,557	24,910
State:
Current	15,274	10,612	3,565
Deferred	198	2,363	1,362
Total state	15,472	12,975	4,927
Foreign and U.S. territories:
Current	2,309	1,824	(1,432)
Deferred	(396)	(607)	1,862
Total foreign and U.S. territories	1,913	1,217	430
Total provision for income taxes	$68,476	$55,749	$30,267
The following is a reconciliation of our provision for income taxes based on the Federal statutory tax rate to our effective tax rate (dollars in thousands):

Years Ended December 31,	2025 (1)		2024 (2)		2023 (2)
U.S. Federal Statutory Tax Rate	$60,654	21.0%	$41,200	21.0%	$12,569	21.0%
State and Local income Tax, Net of Federal (National) Income Tax Effect (3)	12,264	4.3	10,746	5.5	4,180	7.0
Foreign and U.S. territories Tax Effects:
Mexico:
Nondeductible goodwill	—	—	—	—	4,987	8.3
Change in valuation allowances	587	0.2	1,666	0.8	2,807	4.7
Other items	(351)	(0.1)	(743)	(0.4)	(541)	(0.9)
All other foreign jurisdictions	(168)	(0.1)	396	0.2	1,444	2.4
Effect of Cross-Border Tax Laws	13	—	579	0.3	(134)	(0.2)
Tax Credits	—	—	(847)	(0.4)	297	0.5
Nontaxable or Nondeductible Items:
Debt extinguishment costs	—	—	5,537	2.8	10,360	17.3
Equity earnings of subsidiaries	(2,863)	(1.0)	(2,490)	(1.3)	(3,419)	(5.7)
Noncontrolling interest	(4,765)	(1.6)	(2,465)	(1.3)	2,651	4.4
Executive compensation	3,515	1.2	2,314	1.2	790	1.3
Nondeductible meals and entertainment	1,745	0.6	1,391	0.7	1,072	1.8
Percentage depletion deduction	(1,437)	(0.5)	(1,304)	(0.7)	(1,119)	(1.9)
Nondeductible goodwill	—	—	—	—	(4,248)	(7.1)
Other items	(817)	(0.3)	(136)	—	(1,201)	(1.9)
Changes in Unrecognized Tax Benefits	99	—	(95)	—	(228)	(0.4)
Total	$68,476	23.7%	$55,749	28.4%	$30,267	50.6%
(1)The variance from the U.S. federal statutory tax rate in 2025 is due primarily to the expense of state and local income taxes partially offset by the tax benefit of adjusting for noncontrolling interest.
(2)The prior years in the above table have been recast to meet the requirements of ASU 2023-09, which we retrospectively adopted (see Note 1 for additional details).

(3)In each year presented, California makes up greater than 50% of State and Local Income Tax, Net of Federal (National) Income Tax Effect.
The following is a summary of the deferred tax assets and liabilities:

(in thousands)	December 31, 2025	December 31, 2024
Deferred tax assets:
Receivables	$2,170	$1,270
Insurance	14,563	15,307
Deferred compensation	13,647	11,884
Convertible debt - capped call amortization	15,009	19,852
Accrued compensation	6,198	5,048
Other accrued liabilities	3,834	2,073
Contract income recognition	12,308	16,822
Lease liabilities	38,521	19,678
Net operating loss carryforwards	28,134	29,182
Valuation allowance	(24,389)	(23,450)
Other	5,119	4,199
Total deferred tax assets	115,114	101,865
Deferred tax liabilities:
Property and equipment	187,075	78,553
Intangibles	31,406	18,355
Right of use assets	38,122	18,831
Total deferred tax liabilities	256,603	115,739
Net deferred tax liability	$(141,489)	$(13,874)
The following is a summary of the net operating loss carryforwards at December 31, 2025:

(in thousands)	Expiration	Gross Carryforward	Tax Effected Carryforward
Federal net operating loss carryforwards	N/A	$3,376	$709
State net operating loss carryforwards	2026-2045	$253,397	11,095
Foreign tax loss carryforwards	2026-2045	$55,818	16,330
Total net operating loss carryforwards			$28,134
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
The following is a summary of the change in valuation allowance:

(in thousands)	December 31, 2025	December 31, 2024
Beginning balance	$23,450	$24,569
Additions (deductions), net	939	(1,119)
Ending balance	$24,389	$23,450

The change in the valuation allowance in 2025 is mainly due to losses incurred by our foreign operations which we do not believe are more likely than not to be used in future years.
We intend to indefinitely reinvest certain earnings of our foreign subsidiaries and affiliates. There are generally no federal income taxes on dividends from foreign subsidiaries therefore we would only be subject to other taxes, such as withholding and local taxes, upon distribution of these earnings. We have $56.0 million of accumulated undistributed earnings that we consider indefinitely reinvested as of December 31, 2025. It is not practicable to determine the amount of taxes that would be payable upon remittance of these earnings. Deferred foreign withholding taxes have been provided on undistributed earnings of certain foreign subsidiaries and foreign affiliates where the earnings are not considered to be invested indefinitely.
Uncertain tax positions: We file income tax returns in the U.S. and various state and local jurisdictions.We are no longer subject to U.S. federal examinations by tax authorities for years before 2022. With few exceptions, as of December 31, 2025, we are no longer subject to state examinations by taxing authorities for years before 2018.
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
We had approximately $22.5 million and $22.4 million of total gross unrecognized tax benefits as of December 31, 2025 and 2024, respectively. There were approximately $5.3 million and $5.2 million of unrecognized tax benefits that would affect the effective tax rate in any future period at December 31, 2025 and 2024, respectively.
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

December 31,	2025	2024	2023
Beginning balance	$22,359	$22,591	$22,756
Gross increases – prior period tax positions	99	—	77
Gross decreases – prior period tax positions	—	(162)	—
Settlements with taxing authorities/lapse of statute of limitations	(2)	(70)	(242)
Ending balance	$22,456	$22,359	$22,591
There were no gross increases or decreases associated with current period tax positions for any of the periods presented.

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
The total liabilities for legal proceedings were immaterial as of December 31, 2025 and 2024. The total range of possible loss related to (i) matters considered reasonably possible, and (ii) reasonably possible amounts in excess of accrued losses recorded for probable loss contingencies, including those related to liquidated damages, could have a material impact on our consolidated financial statements if they become probable and the reasonably estimable amount is determined.
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
We previously identified our CODM as our CEO and Chief Operating Officer (“COO”). Following our COO's retirement on July 4, 2025, our CEO assumed sole responsibility as the CODM. This change did not impact our reportable segments.
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

Summarized segment information is as follows (in thousands):

Years Ended December 31,	Construction	Materials	Total
2025
Total revenue from reportable segments	$3,654,880	$1,044,727	$4,699,607
Elimination of intersegment revenue	—	(275,228)	(275,228)
Revenue	3,654,880	769,499	4,424,379
Cost of revenue	3,080,702	632,461	3,713,163
Gross profit	574,178	137,038	711,216
Selling, general and administrative expenses	223,910	41,885	265,795
Gain on sales of property and equipment, net	(6,474)	(13,935)	(20,409)
Operating income from reportable segments	$356,742	$109,088	$465,830
Depreciation, depletion and amortization	$86,508	$69,012	$155,520
Segment assets as of period end	$702,445	$1,386,539	$2,088,984

2024
Total revenue from reportable segments	$3,415,225	$839,176	$4,254,401
Elimination of intersegment revenue	—	(246,827)	(246,827)
Revenue	3,415,225	592,349	4,007,574
Cost of revenue	2,924,223	510,654	3,434,877
Gross profit	491,002	81,695	572,697
Selling, general and administrative expenses	189,078	29,205	218,283
Gain on sales of property and equipment, net	(9,206)	(835)	(10,041)
Operating income from reportable segments	$311,130	$53,325	$364,455
Depreciation, depletion and amortization	$71,634	$45,036	$116,670
Segment assets as of period end	$603,913	$673,444	$1,277,357

2023
Total revenue from reportable segments	$2,992,254	$717,369	$3,709,623
Elimination of intersegment revenue	—	(200,485)	(200,485)
Revenue	2,992,254	516,884	3,509,138
Cost of revenue	2,667,199	445,540	3,112,739
Gross profit	325,055	71,344	396,399
Selling, general and administrative expenses	177,040	12,730	189,770
Gain on sales of property and equipment, net	(24,913)	(3,274)	(28,187)
Operating income from reportable segments	$172,928	$61,888	$234,816
Depreciation, depletion and amortization	$43,828	$29,718	$73,546
As of December 31, 2025 and 2024, segment assets included $23.5 million and $18.8 million, respectively, of property and equipment located in foreign countries (primarily Canada). During the years ended December 31, 2025, 2024 and 2023 less than 5% of our revenue was derived from foreign operations.

A reconciliation of operating income from reportable segments to consolidated income before income taxes is as follows (in thousands):

Years Ended December 31,	2025	2024	2023
Total operating income from reportable segments	$465,830	$364,455	$234,816
Corporate selling, general and administrative expenses	141,766	115,879	104,696
Corporate (gain) loss on sales of property and equipment, net	202	1,277	(159)
Other costs, net	41,416	39,936	50,217
Total operating income	282,446	207,363	80,062
Total other (income) expense, net	(6,381)	11,171	20,208
Income before income taxes	$288,827	$196,192	$59,854
A reconciliation of segment assets to consolidated total assets is as follows:

(in thousands)	December 31, 2025	December 31, 2024
Total assets for reportable segments	$2,088,984	$1,277,357
Assets not allocated to segments:
Cash and cash equivalents	529,220	578,330
Receivables, net	630,392	511,742
Other current assets, excluding segment assets	303,799	369,804
Property and equipment, net, excluding segment assets	30,000	30,654
Marketable securities	120,555	7,311
Investments in affiliates	96,764	94,031
Right of use assets	152,678	89,791
Other noncurrent assets	78,001	66,635
Consolidated total assets	$4,030,393	$3,025,655