Form 10-Q
period 2026-03-31
GRANITE CONSTRUCTION INC
filed 2026-04-30
CIK 861459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 24, 2026.

Class	Outstanding
Common stock, $0.01 par value	43,746,699

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited - in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents ($153,994 and $145,584 related to consolidated construction joint ventures (“CCJVs”))	$265,714	$529,220
Short-term marketable securities	49,191	71,021
Receivables, net ($37,658 and $37,398 related to CCJVs)	636,513	630,392
Contract assets ($36,808 and $34,057 related to CCJVs)	283,979	236,879
Inventories	168,789	143,129
Equity in unconsolidated construction joint ventures	126,857	134,670
Other current assets ($3,343 and $3,255 related to CCJVs)	73,663	66,920
Total current assets	1,604,706	1,812,231
Property and equipment, net ($5,176 and $4,961 related to CCJVs)	1,242,501	1,260,823
Long-term marketable securities	32,616	49,534
Investments in affiliates	97,985	96,764
Goodwill	400,536	400,814
Intangible assets, net	174,496	179,548
Right of use assets	149,438	152,678
Other noncurrent assets	77,361	78,001
Total assets	$3,779,639	$4,030,393

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$379,794	$375,896
Accounts payable ($40,887 and $46,708 related to CCJVs)	430,306	430,298
Contract liabilities ($59,735 and $63,500 related to CCJVs)	356,860	327,372
Accrued expenses and other current liabilities ($3,159 and $2,922 related to CCJVs)	311,882	348,179
Total current liabilities	1,478,842	1,481,745
Long-term debt	861,187	963,233
Long-term lease liabilities	122,753	125,733
Deferred income taxes, net	143,458	141,489
Other long-term liabilities	92,359	96,660
Commitments and contingencies (see Note 17)
Equity:
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	—	—
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding: 43,746,424 shares as of March 31, 2026 and 43,496,781 shares as of December 31, 2025	437	435
Additional paid-in capital	301,499	402,391
Accumulated other comprehensive income	2,995	1,581
Retained earnings	727,190	774,641
Total Granite Construction Incorporated shareholders’ equity	1,032,121	1,179,048
Non-controlling interests	48,919	42,485
Total equity	1,081,040	1,221,533
Total liabilities and equity	$3,779,639	$4,030,393
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Revenue	$912,465	$699,547
Cost of revenue	802,560	615,698
Gross profit	109,905	83,849
Selling, general and administrative expenses	140,950	115,911
Other costs, net	3,037	9,426
Gain on sales of property and equipment, net	(2,949)	(1,737)
Operating loss	(31,133)	(39,751)
Other (income) expense:
Interest income	(5,849)	(6,268)
Interest expense	16,332	7,757
Equity in income of affiliates, net	(3,473)	(1,094)
Other (income) expense, net	10,365	(63)
Total other expense, net	17,375	332
Loss before income taxes	(48,508)	(40,083)
Benefit from income taxes	(12,119)	(11,756)
Net loss	(36,389)	(28,327)
Amount attributable to non-controlling interests	(5,310)	(5,329)
Net loss attributable to Granite Construction Incorporated	$(41,699)	$(33,656)

Net loss per share attributable to common shareholders (see Note 15):
Basic	$(0.96)	$(0.77)
Diluted	$(0.96)	$(0.77)
Weighted average shares outstanding:
Basic	43,529	43,463
Diluted	43,529	43,463
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited - in thousands)

	Three Months Ended March 31,
	2026	2025
Net loss	$(36,389)	$(28,327)
Other comprehensive income, net of tax
Net unrealized gain on cash flow hedges, net of tax	$2,015	$—
Less: reclassification for net gains (losses) included in interest expense, net of tax	(197)	185
Net change	$1,818	$185
Foreign currency translation adjustments, net	(404)	462
Other comprehensive income, net of tax	$1,414	$647
Comprehensive loss, net of tax	$(34,975)	$(27,680)
Non-controlling interests in comprehensive loss, net of tax	(5,310)	(5,329)
Comprehensive loss attributable to Granite Construction Incorporated, net of tax	$(40,285)	$(33,009)
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited - in thousands, except share data)

	Outstanding Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Granite Shareholders’ Equity	Non-controlling Interests	Total Equity
Balances at December 31, 2025	43,496,781	$435	$402,391	$1,581	$774,641	$1,179,048	$42,485	$1,221,533
Net loss	—	—	—	—	(41,699)	(41,699)	5,310	(36,389)
Other comprehensive income	—	—	—	1,414	—	1,414	—	1,414
Repurchases of common stock (1)	(154,201)	(2)	(18,439)	—	—	(18,441)	—	(18,441)
RSUs vested	404,349	4	(4)	—	—	—	—	—
Repurchase of 3.75% Convertible Notes	—	—	(178,804)	—	—	(178,804)	—	(178,804)
Partial unwind of capped call	—	—	55,112	—	—	55,112	—	55,112
Dividends on common stock ($0.13 per share)	—	—	65	—	(5,752)	(5,687)	—	(5,687)
Transactions with non-controlling interests	—	—	—	—	—	—	1,124	1,124
Stock-based compensation expense and other	(505)	—	41,178	—	—	41,178	—	41,178
Balances at March 31, 2026	43,746,424	$437	$301,499	$2,995	$727,190	$1,032,121	$48,919	$1,081,040

Balances at December 31, 2024	43,424,646	$434	$410,739	$(582)	$604,635	$1,015,226	$64,137	$1,079,363
Net loss	—	—	—	—	(33,656)	(33,656)	5,329	(28,327)
Other comprehensive income	—	—	—	647	—	647	—	647
Repurchases of common stock (1)	(198,220)	(2)	(15,207)	—	—	(15,209)	—	(15,209)
RSUs vested	511,611	5	(5)	—	—	—	—	—
Dividends on common stock ($0.13 per share)	—	—	69	—	(5,756)	(5,687)	—	(5,687)
Transactions with non-controlling interests	—	—	—	—	—	—	(24,703)	(24,703)
Stock-based compensation expense and other	(546)	—	32,208	—	—	32,208	—	32,208
Balances at March 31, 2025	43,737,491	$437	$427,804	$65	$565,223	$993,529	$44,763	$1,038,292
(1) Represents shares withheld related to employee taxes for RSUs vested under our equity incentive plans in 2026 and 2025, as well as 200 shares repurchased under our share repurchase program in 2025.
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - in thousands)

Three Months Ended March 31,	2026	2025
Operating activities:
Net loss	$(36,389)	$(28,327)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	42,012	30,171
Amortization related to long-term debt	2,305	1,081
Convertible debt inducement expense and related charges	9,704	—
Gain on sales of property and equipment, net	(2,949)	(1,737)
Stock-based compensation	41,186	32,217
Equity in net income from unconsolidated construction joint ventures	(1,387)	(1,246)
Net income from affiliates	(3,473)	(1,094)
Other non-cash adjustments	(447)	164
Changes in assets and liabilities:
Receivables	(5,454)	40,684
Contract assets, net	(17,645)	34,578
Inventories	(25,663)	(20,261)
Contributions to unconsolidated construction joint ventures	—	(9,163)
Distributions from unconsolidated construction joint ventures and affiliates	7,858	1,677
Other assets, net	(4,109)	(9,504)
Accounts payable	788	(33,852)
Accrued expenses and other liabilities, net	(37,209)	(31,741)
Net cash provided by (used in) operating activities	$(30,872)	$3,647
Investing activities:
Purchases of marketable securities	—	(134,653)
Maturities of marketable securities	39,000	7,100
Purchases of property and equipment	(26,141)	(32,206)
Proceeds from sales of property and equipment	8,646	3,449
Other investing activities	992	—
Net cash provided by (used in) investing activities	$22,497	$(156,310)
Financing activities:
Debt repayments	(288,798)	(274)
Proceeds from partial unwind of capped call	56,675	—
Cash dividends paid	(5,655)	(5,652)
Repurchases of common stock	(18,441)	(15,209)
Contributions from non-controlling partners	2,400	—
Distributions to non-controlling partners	(1,275)	(25,450)
Other financing activities, net	(37)	(8)
Net cash used in financing activities	$(255,131)	$(46,593)
Net decrease in cash and cash equivalents	(263,506)	(199,256)
Cash and cash equivalents at beginning of period	529,220	578,330
Cash and cash equivalents at end of period	$265,714	$379,074

Supplementary Information:
Right of use assets obtained in exchange for lease obligations	$5,788	$11,623
Cash paid during the period for:
Operating lease liabilities	$11,471	$6,702
Interest	$14,985	$79
Income tax paid, net of refunds received	$(26)	$(523)
Other non-cash operating activities:
Performance guarantees	$(4,335)	$—
Non-cash investing and financing activities:
RSUs issued, net of forfeitures	$47,029	$37,824
Dividends declared but not paid	$5,687	$5,686
Contributions from non-controlling partners	$—	$746
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. General
Basis of Presentation: The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (“we,” “us,” “our,” the “Company” or “Granite”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), are unaudited and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025 (“Annual Report”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to state fairly our financial position at March 31, 2026 and the results of our operations and cash flows for the periods presented. The December 31, 2025 condensed consolidated balance sheet data included herein was derived from audited consolidated financial statements but does not include all disclosures required by U.S. GAAP.
Seasonality: Our operations are typically affected more by weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability. Therefore, the results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year.
Subsequent Events: On April 23, 2026, we completed the acquisition of KSC Utah Investments, Inc. ("Kenny Seng Construction") and related assets for $164.1 million in cash, subject to customary closing adjustments. We purchased all of the issued and outstanding common stock of Kenny Seng Construction, which is a provider of construction services and materials in Utah. This acquisition aligns with our strategy of enhancing our vertical integration by strengthening our existing home markets. Kenny Seng Construction’s customers are in both the public and private sectors. The initial accounting for this transaction is incomplete as we are still in the preliminary stages of assessing the fair value of the underlying net tangible and intangible assets. The results of Kenny Seng Construction will be included in our consolidated results beginning in the second quarter of 2026.
On April 22, 2026, we drew $170.0 million on our senior secured revolving credit facility (the “Revolver”) (see Note 14), which was used, in part, to fund the Kenny Seng Construction acquisition.
2. Recently Issued and Adopted Accounting Pronouncements
We closely monitor all Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”) and other authoritative guidance.
Recently Issued Accounting Pronouncements:
There have been no material changes in our evaluation of the accounting standards not yet adopted from what was previously disclosed in our Annual Report on Form 10‑K for the year ended December 31, 2025.
Recently Adopted Accounting Pronouncements:
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which aims to modernize the guidance to better align with current software development practices. We early adopted this ASU during the first quarter of 2026 and it did not have a material impact on our consolidated financial statements.
In November 2024, the FASB issued ASU 2024-04, Induced Conversions of Convertible Debt Instruments ("ASU 2024-04"). The new guidance clarifies the assessment of whether a transaction should be accounted for as an induced conversion or extinguishment of convertible debt when changes are made to conversion features as part of an offer to settle the instrument. The guidance is effective for fiscal years beginning after December 15, 2025, and interim periods within those annual reporting periods. We adopted this ASU during the first quarter of 2026. See Note 14 for more information.
No other new accounting pronouncements were recently issued or adopted that had or are expected to have a material impact on our financial statements.
3. Acquisitions
We accounted for our recent acquisitions in accordance with ASC Topic 805, Business Combinations. The preliminary purchase prices were allocated to assets acquired and liabilities assumed based on their estimated fair values as of the respective acquisition dates. The purchase price allocations for Cinderlite Trucking Corporation (“Cinderlite”), Slats Lucas, LLC and Warren Paving, Inc. (collectively, “Warren Paving”), and Papich Construction Company, Inc. (“Papich Construction”) are preliminary and have not been finalized due to the recent timing of these acquisitions, as certain

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
information is pending as of the date of this filing to finalize estimates of fair value of certain assets acquired and liabilities assumed. As we continue to integrate the acquired businesses, we may obtain additional information on the acquired tangible and identifiable intangible net assets which, if significant, may require revisions to preliminary valuation assumptions, estimates and the resulting fair values presented herein. We expect to finalize purchase price accounting in the 12 months following each acquisition.
Cinderlite Trucking Corporation
On October 3, 2025, we completed the acquisition of Cinderlite and related assets, for $58.5 million in cash, subject to customary closing adjustments. We purchased all of the outstanding equity interest of Cinderlite, which is a construction materials, landscape supply, and transportation company in Carson City, Nevada. This acquisition aligns with our strategy of enhancing our vertical integration by strengthening an existing home market. Based on the preliminary purchase price allocation, the net tangible assets acquired were $58.3 million. The most significant asset was property and equipment of $58.1 million. We recorded $0.1 million in goodwill that was allocated to our Materials segment and is deductible for income tax purposes. Cinderlite's customers are in both the public and private sectors.
Cinderlite's results have been included in the Materials segments since the acquisition date. Revenue attributable to Cinderlite for the three months ended March 31, 2026 was $3.4 million. Gross profit attributable to Cinderlite for the three months ended March 31, 2026 was immaterial.
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
Warren Paving's results have been included in the Construction and Materials segments since the acquisition date. Revenue attributable to Warren Paving for the three months ended March 31, 2026 was $61.2 million. Gross profit attributable to Warren Paving for the three months ended March 31, 2026 was $9.7 million.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Preliminary Purchase Price Allocation
The following table presents the preliminary purchase price allocation:

(in thousands)
Assets:
Cash and cash equivalents	$4,217
Receivables	38,564
Contract assets	609
Inventories	28,425
Other current assets	112
Property and equipment	419,737
Right of use assets	54,867
Other noncurrent assets	5,767
Total tangible assets	552,298
Identifiable intangible assets	46,800
Liabilities:
Accounts payable	21,059
Contract liabilities	2,217
Accrued expenses and other current liabilities	13,360
Long-term lease liabilities	46,630
Deferred income taxes, net	103,017
Other long-term liabilities	7,000
Total liabilities assumed	193,283
Total tangible and identifiable net assets acquired	405,815
Goodwill	142,768
Preliminary purchase price (1)	$548,583
(1)The preliminary purchase price includes customary closing adjustments.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. The factors that contributed to the recognition of goodwill from this acquisition include strengthening and expanding our vertically-integrated Southeast home market and the assembled workforce. We recorded $142.8 million of goodwill, none of which is deductible for federal or state income tax purposes. Of the acquired goodwill, $29.2 million was allocated to the Construction segment and $113.6 million was allocated to the Materials segment.
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
Papich Construction's results have been included in the Construction and Materials segments since the acquisition date. Revenue attributable to Papich Construction for the three months ended March 31, 2026 was $28.8 million. Gross loss attributable to Papich Construction for the three months ended March 31, 2026 was $6.0 million.
Preliminary Purchase Price Allocation
For the purpose of this allocation, the contractual purchase price has been adjusted to include customary closing adjustments, resulting in a preliminary purchase price of $178.0 million. Based on our preliminary purchase price allocation, the net tangible and identifiable intangible assets acquired were $118.2 million and $17.4 million, respectively,

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
resulting in acquired goodwill of $42.4 million, all of which is expected to be deductible for federal and state income tax purposes. The identifiable intangible assets acquired consisted of backlog, permits and customer relationships. Of the acquired goodwill, $6.0 million is in the Materials segment and $36.4 million is in the Construction segment. The most significant assets acquired were $84.6 million of property and equipment and $33.6 million of accounts receivable.
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
In our review of these changes for the three months ended March 31, 2026 and 2025, we did not identify any material amounts that should have been recorded in a prior period.
During the three months ended March 31, 2026, there were no increases from revisions in estimates, which individually had an impact of $5 million or more on gross profit. During the three months ended March 31, 2025, there was one project with an increase from revisions in estimates which had an impact to gross profit of $8.3 million and a reduction to net loss of $6.2 million, none of which was attributable to non-controlling interests. The revision decreased the net loss per diluted share attributable to common shareholders by $0.14. The increase was due to a change in the estimated amount of probable recovery on an outstanding claim.
For the three months ended March 31, 2026, there were no decreases from revisions in estimates, which individually had an impact of $5 million or more on gross profit. During the three months ended March 31, 2025, there was one project with a decrease from revisions in estimates which had an impact to gross profit of $8.8 million and increased net loss by $6.6 million, none of which was attributable to non-controlling interests. The revision increased the net loss per diluted share attributable to common shareholders by $0.15. The decrease was due to additional costs related to changes in project duration, lower productivity than originally anticipated and increased labor and materials costs.
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
Materials Segment Disaggregation by Product Line
The Materials segment focuses primarily on production of aggregates, recycled materials, asphalt concrete and liquid asphalt. Our Aggregates product line includes aggregates, barge delivery and recycled materials. Our Asphalt product line includes asphalt concrete and liquid asphalt. Revenue from these product lines includes freight and delivery costs that we pass along to our customers. Other includes immaterial amounts of revenue from products and services that are not considered to be core product lines.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following table presents our revenue disaggregated by reportable segment, by customer type for our Construction segment and product line for our Materials segment:

	Three Months Ended March 31,
(in thousands)	2026	2025
Construction segment revenue:
Public	$548,322	$395,885
Private	217,732	218,733
Total Construction segment revenue	$766,054	$614,618
Materials segment revenue:
Aggregates	$90,973	$40,402
Asphalt	55,438	43,982
Other	—	545
Total Materials segment revenue	$146,411	$84,929
Total revenue	$912,465	$699,547
6. Unearned Revenue
The following table presents our unearned revenue disaggregated by customer type as of the respective periods:

(in thousands)	March 31, 2026	December 31, 2025
Public	$4,407,747	$3,628,561
Private	523,041	494,552
Total	$4,930,788	$4,123,113
All unearned revenue is in the Construction segment. Approximately $3.8 billion of the March 31, 2026 unearned revenue is expected to be recognized within the next twelve months and the remaining amount will be recognized thereafter.
7. Contract Assets and Liabilities
As a result of changes in contract transaction price related to performance obligations that were satisfied or partially satisfied prior to the end of the periods, we recognized revenue of $56.1 million and $49.5 million during the three months ended March 31, 2026 and 2025, respectively. The changes in contract transaction price for the three months ended March 31, 2026 and 2025 were from items such as executed or estimated change orders, contract modifications and claims.
As of March 31, 2026 and December 31, 2025, the aggregate claim recovery estimates included in contract asset and liability balances were $19.8 million and $19.4 million, respectively.
The components of the contract asset balances as of the respective dates were as follows:

(in thousands)	March 31, 2026	December 31, 2025
Costs in excess of billings and estimated earnings	$113,697	$73,079
Contract retention	170,282	163,800
Total contract assets	$283,979	$236,879
As of March 31, 2026 and December 31, 2025, no contract retention receivables individually exceeded 10% of total contract assets. The majority of the contract retention balance is expected to be collected within one year.
As work is performed, revenue is recognized and the corresponding contract liabilities are reduced. We recognized revenue of $222.9 million and $207.8 million during the three months ended March 31, 2026 and 2025, respectively, that was included in the contract liability balances at December 31, 2025 and 2024, respectively.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The components of the contract liability balances as of the respective dates were as follows:

(in thousands)	March 31, 2026	December 31, 2025
Billings in excess of costs and estimated earnings, net of retention	$351,459	$320,593
Provisions for losses	5,401	6,779
Total contract liabilities	$356,860	$327,372
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
8. Receivables, net
Receivables include billed and unbilled amounts for services provided to clients for which we have an unconditional right to payment as of the end of the applicable period and generally do not bear interest. The following table presents major categories of receivables:

(in thousands)	March 31, 2026	December 31, 2025
Contracts completed and in progress:
Billed	$296,246	$297,157
Unbilled	186,466	174,434
Total contracts completed and in progress	482,712	471,591
Materials sales	84,531	89,945
Other	70,846	70,484
Total gross receivables	638,089	632,020
Less: allowance for credit losses	1,576	1,628
Total net receivables	$636,513	$630,392
Included in other receivables at March 31, 2026 and December 31, 2025 were items such as estimated recovery from back charge claims, notes receivable and income and other tax refunds receivable. Other receivables at March 31, 2026 and December 31, 2025 also included $25.0 million of working capital contributions in the form of a loan to a partner in one of our unconsolidated construction joint ventures, plus accrued interest. None of our customers had a receivable balance in excess of 10% of our total net receivables as of March 31, 2026 or December 31, 2025.
9. Fair Value Measurement
The following tables summarize significant assets and liabilities measured at fair value in the condensed consolidated balance sheets on a recurring basis for each of the fair value measurement levels (in thousands):

	Fair Value Measurement at Reporting Date Using
March 31, 2026	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$40,152	$—	$—	$40,152
Other current assets:
Interest rate swaps	$—	$3,278	$—	$3,278
Heating oil derivatives	—	3,650	—	3,650
Total assets	$40,152	$6,928	$—	$47,080

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

December 31, 2025
Cash equivalents:
Money market funds	$231,865	$—	$—	$231,865
Other current assets:
Interest rate swaps	$—	$830	$—	$830
Total assets	$231,865	$830	$—	$232,695
Accrued and other current liabilities:
Heating oil derivatives	$—	$122	$—	$122
Total liabilities	$—	$122	$—	$122
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
Commodity Derivatives
We enter into derivative contracts to reduce our price exposure to commodity price fluctuations. Our outstanding heating oil derivative contracts have maturity dates through September 2027. These contracts were not designated as hedges and are treated as mark-to-market derivative instruments through their maturity dates with gains and losses recognized in the condensed consolidated statements of operations in cost of revenue. During the three months ended March 31, 2026, we recognized a $3.8 million gain. We recognized an immaterial gain in the same period of 2025.
Other Assets and Liabilities
The carrying values and estimated fair values of financial instruments that are not required to be recorded at fair value in the condensed consolidated balance sheets were as follows:

		March 31, 2026		December 31, 2025
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Held-to-maturity marketable securities (1)
Corporate notes and bonds	Level 1	$54,969	$55,055	$59,477	$59,757
U.S. Government and agency obligations	Level 1	$5,000	$4,999	$10,001	$10,006
Commercial paper	Level 1	$9,944	$9,942	$39,202	$39,198
Municipal notes and bonds	Level 1	$11,894	$11,896	$11,875	$11,890
Liabilities (including current maturities):
3.75% Convertible Notes (2)	Level 2	$273,750	$720,032	$373,750	$950,013
3.25% Convertible Notes (2)	Level 2	$373,750	$614,047	$373,750	$597,206
Credit Agreement - Term Loan (2)	Level 3	$600,000	$601,581	$600,000	$602,265
(1) All marketable securities were classified as held-to-maturity as of the periods presented. Of the above balances, $49.2 million and $71.0 million were short-term marketable securities on our condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively and $32.6 million were long-term marketable securities on our condensed consolidated balance sheets as of March 31, 2026. Our long-term marketable securities have varying maturities between one and three years.
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
During the three months ended March 31, 2026 and 2025, we had no material nonfinancial asset and liability fair value adjustments.
10. Construction Joint Ventures
We participate in various construction joint ventures. We have determined that certain of these joint ventures are consolidated because they are variable interest entities and we are the primary beneficiary. We continually evaluate whether there are changes in the status of the VIEs or changes to the primary beneficiary designation of the VIE. Based on our assessments during the three months ended March 31, 2026, we determined no change was required for existing joint ventures.
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
Consolidated Construction Joint Ventures (“CCJVs”)
As of March 31, 2026, we were engaged in nine active CCJV projects. Our proportionate share of the equity in these joint ventures was between 50.0% and 70.0%. During the three months ended March 31, 2026 and 2025, total revenue from CCJV's was $74.1 million and $74.6 million, respectively. During the three months ended March 31, 2026 and 2025, CCJVs provided $5.5 million and $59.6 million of operating cash flows, respectively. As of March 31, 2026, our share of revenue remaining to be recognized on these CCJVs was $401.6 million and ranged from $0.4 million to $229.4 million by project.
Unconsolidated Construction Joint Ventures
As of March 31, 2026, we were engaged in two active unconsolidated construction joint venture projects. Our proportionate share of the equity in these unconsolidated construction joint ventures ranged from 30.0% to 40.0%. As of March 31, 2026, our share of the revenue remaining to be recognized on these unconsolidated construction joint ventures was $1.8 million.
The following is summary financial information related to unconsolidated construction joint ventures:

(in thousands)	March 31, 2026	December 31, 2025
Assets
Cash, cash equivalents and marketable securities	$110,827	$118,207
Other current assets (1)	530,809	547,968
Noncurrent assets	17,696	17,823
Less: partners’ interest	474,323	485,296
Granite’s interest (1),(2)	$185,009	$198,702
Liabilities
Current liabilities	$94,681	$110,513
Less: partners’ interest and adjustments (3)	32,407	43,396
Granite’s interest	$62,274	$67,117
Equity in construction joint ventures (4)	$122,735	$131,585
(1) Included in this balance and in accrued expenses and other current liabilities on the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025 was $29.9 million related to performance guarantees (see Note 13).
(2) Included in this balance as of March 31, 2026 and December 31, 2025 was $66.9 million related to Granite’s share of estimated cost recovery of customer affirmative claims.
(3) Partners’ interest and adjustments includes amounts to reconcile total net assets as reported by our partners to Granite’s interest adjusted to reflect our accounting policies and estimates primarily related to contract forecast differences.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
(4) Included in this balance and in accrued expenses and other current liabilities on our condensed consolidated balance sheets was $4.1 million and $3.1 million as of March 31, 2026 and December 31, 2025, respectively, related to deficits in unconsolidated construction joint ventures, which includes provisions for losses.

	Three Months Ended March 31,
(in thousands)	2026	2025
Revenue
Total	$6,684	$4,071
Less: partners’ interest and adjustments (1)	5,200	(846)
Granite’s interest	$1,484	$4,917
Cost of revenue
Total	$3,289	$17,534
Less: partners’ interest and adjustments (1)	2,619	13,584
Granite’s interest	$670	$3,950
Granite’s interest in gross profit	$814	$967
Net Income (Loss)
Total	$4,424	$(12,462)
Less: partners’ interest and adjustments (1)	3,037	(13,678)
Granite’s interest in net income (2)	$1,387	$1,216
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
11. Investments in Affiliates
Our investments in affiliates balance consists of equity method investments in the following types of entities:

(in thousands)	March 31, 2026	December 31, 2025
Foreign	$77,559	$75,838
Real estate	4,207	4,120
Asphalt terminal	16,219	16,806
Total investments in affiliates	$97,985	$96,764
The following table provides summarized balance sheet information for our affiliates accounted for under the equity method on a combined basis:

(in thousands)	March 31, 2026	December 31, 2025
Current assets	$211,506	$215,601
Noncurrent assets	118,458	122,280
Total assets	$329,964	$337,881
Current liabilities	70,717	73,005
Long-term liabilities (1)	43,571	51,087
Total liabilities	$114,288	$124,092
Net assets	$215,676	$213,789
Granite’s share of net assets	$97,985	$96,764
(1)This balance is primarily related to local bank debt for equipment purchases, working capital in our foreign affiliates and debt associated with our real estate ventures.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
12. Property and Equipment, net
Balances of major classes of assets and total accumulated depreciation and depletion are included in property and equipment, net in the condensed consolidated balance sheets as follows:

(in thousands)	March 31, 2026	December 31, 2025
Equipment and vehicles	$1,459,623	$1,466,624
Quarry property	587,079	588,571
Land and land improvements	176,189	174,659
Buildings and leasehold improvements	116,809	121,165
Office furniture and equipment	85,912	84,145
Property and equipment	$2,425,612	$2,435,164
Less: accumulated depreciation and depletion	1,183,111	1,174,341
Property and equipment, net	$1,242,501	$1,260,823
13. Accrued Expenses and Other Current Liabilities

(in thousands)	March 31, 2026	December 31, 2025
Payroll and related employee benefits	$90,372	$145,384
Accrued insurance	107,019	84,470
Performance guarantees	29,938	34,273
Short-term lease liabilities	32,260	32,726
Other	52,293	51,326
Total	$311,882	$348,179
Other includes deficits in unconsolidated construction joint ventures, dividends payable, taxes payable, interest payable, warranty reserves, asset retirement obligations, remediation reserves and other miscellaneous accruals, none of which were greater than 5% of total current liabilities at any of the presented dates.
14. Debt

(in thousands)	March 31, 2026	December 31, 2025
3.25% Convertible Notes due 2030	373,750	373,750
3.75% Convertible Notes due 2028	273,750	373,750
Credit Agreement - Term Loan	$600,000	$600,000
Debt issuance costs and other	(6,519)	(8,371)
Total debt	$1,240,981	$1,339,129
Less: current maturities	379,794	375,896
Total long-term debt	$861,187	$963,233
Credit Agreement
On August 5, 2025, we entered into the Credit Agreement. The Credit Agreement consists of (1) a $600.0 million Revolver, (2) a $600.0 million senior secured term loan (the “Initial Term Loan”) and (3) an additional $75.0 million senior secured term loan (the “Delayed Draw Term Loan” and together with the Initial Term Loan, the “Term Loans”). We borrowed $75 million under the Delayed Draw Term Loan on October 2, 2025 and repaid the amount outstanding thereunder on October 31, 2025. The Credit Agreement also includes an accordion feature that allows us to increase borrowings under the Revolver, request a new tranche of term loans, or issue one or more series of notes (whether issued in a public offering, Rule 144A or other private placement or purchase or otherwise) or loans or any bridge financing pursuant to financing documentation other than the Credit Agreement, or a combination thereof, in an amount not to exceed (1) the greater of (a) $535.0 million and (b) the amount equal to 100% of Consolidated EBITDA (as defined in the Credit Agreement), calculated on a pro forma basis, plus (2) unlimited additional amounts so long as on a pro forma basis after giving effect to the incurrence of additional indebtedness and after giving effect to all other appropriate pro forma adjustments, the ratio of consolidated funded secured indebtedness to Consolidated EBITDA (as defined in the Credit

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Agreement) does not exceed 1.25 to 1.0, in each case, subject to lender approval. The Credit Agreement includes a $150.0 million sublimit for letters of credit ($75.0 million for financial letters of credit) and a $20.0 million sublimit for swingline loans.
As of March 31, 2026, the total unused availability under the Revolver was $584.9 million, resulting from $15.1 million in issued and outstanding letters of credit and no amount drawn under the Revolver. The letters of credit had expiration dates between June 2026 and February 2027.
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
As of March 31, 2026, one of the conditions permitting the holders of the 3.25% Convertible Notes to convert was met. Our common stock traded above 130% of the $77.88 conversion price for at least 20 trading days during the period of 30 consecutive trading days ending on March 31, 2026 (the last trading day of the calendar quarter). The holders of the 3.25% Convertible Notes have the right to convert through June 30, 2026, at which point we will re-evaluate whether the 3.25% Convertible Notes will continue to be convertible in the subsequent calendar quarter. In the event the holders of the 3.25% Convertible Notes elect to convert a portion or all of their 3.25% Convertible Notes, the principal amount is required to be settled in cash. As a result, the $373.8 million principal amount has been classified as a current liability as of March 31, 2026 in the condensed consolidated balance sheet. Any conversion premium will be satisfied with cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.
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
The initial conversion rate applicable to the 3.75% Convertible Notes is 21.6807 shares of Granite common stock per $1,000 principal amount of the 3.75% Convertible Notes, which is equivalent to an initial conversion price of approximately $46.12 per share of Granite common stock, subject to adjustment if certain events occur. As of March 31, 2026, one of the conditions permitting the holders of the 3.75% Convertible Notes to convert was met. Our common stock traded above 130% of the $46.12 conversion price for at least 20 trading days during the period of 30 consecutive trading days ending on March 31, 2026 (the last trading day of the calendar quarter). The holders of the 3.75% Convertible Notes have the right to convert through June 30, 2026, at which point we will re-evaluate whether the 3.75% Convertible Notes will continue to be convertible in the subsequent calendar quarter. Upon conversion, we will pay or deliver, as the case may be, cash, shares of Granite common stock or a combination of cash and shares of Granite common stock, at our election.
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
We are not able to redeem the 3.75% Convertible Notes prior to May 20, 2026. On or after May 20, 2026, we have the option to redeem for cash all or any portion of the 3.75% Convertible Notes if the last reported sale price of our common stock is equal to or greater than 130% of the conversion price for a specified period of time at a redemption price equal to 100% of the principal amount of the 3.75% Convertible Notes to be redeemed, plus any accrued but unpaid interest to, but excluding, the redemption date. The indenture governing the 3.75% Convertible Notes contains customary events of default. In the case of an event of default arising from certain events of bankruptcy, insolvency or reorganization, with respect to us or our significant subsidiaries, all outstanding 3.75% Convertible Notes will become due and payable immediately without further action or notice. If any other event of default occurs and is continuing, then the trustee or the holders of at least 25% in aggregate principal amount of the 3.75% Convertible Notes then outstanding may declare the 3.75% Convertible Notes due and payable immediately.
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
Exchange Agreements
On February 18, 2026, we entered into separate and privately negotiated agreements (the “Exchange Agreements”) with a limited number of holders of the 3.75% Convertible Notes pursuant to which we agreed to exchange $100.0 million aggregate principal amount of the 3.75% Convertible Notes for cash consideration (each such note, the “Exchanged Notes,” and each such transaction, a “Note Exchange Transaction”). The consideration payable under the Exchange Agreements was based, in part, on the volume-weighted average price of the our common stock during a 15 trading-day measurement period beginning on February 18, 2026.
The terms of the Note Exchange Transactions met the criteria for induced conversion accounting under ASU 2024-04. Under induced conversion accounting, we recognized an inducement expense measured as the fair value of the Exchanged Notes and additional consideration paid to bond holders to induce conversion in excess of the fair value of the securities issuable under the original conversion terms.
On March 11, 2026, we settled the Note Exchange Transactions entirely in cash for total consideration of $289.7 million, consisting of $288.5 million paid to settle the Note Exchange Transactions and $1.2 million of accrued interest. We incurred $2.9 million of inducement expense and $6.8 million of related charges, all of which were included in Other (income) expense, net in the condensed consolidated statements of operations. No shares of our common stock were issued in connection with the settlement of the Note Exchange Transactions. Following the settlement of the Note Exchange Transactions, $273.8 million aggregate principal amount of the 3.75% Convertible Notes remained outstanding as of March 31, 2026.
Unwind of Associated Capped Call Agreements
In connection with the Note Exchange Transactions, on February 18, 2026, we entered into partial unwind agreements (the “Unwind Agreements”) with certain financial institutions (the “Capped Call Counterparties”) to unwind a portion of the capped call transactions that were entered into in connection with the offering of the 3.75% Convertible Notes. The Unwind Agreements relate to a number of call options corresponding to the number of Exchanged Notes. Pursuant to the Unwind Agreements, the Capped Call Counterparties paid to us an amount of cash in respect of the capped call transactions being unwound thereunder, which amount was determined based upon the volume-weighted average price per share of our common stock during an averaging period beginning on February 18, 2026.
The transactions settled on March 10, 2026 and we received $56.7 million of cash proceeds. The capped call transactions were determined to be equity-classified at inception under ASC 815-40; accordingly, the proceeds from the partial unwind were recorded as a capital transaction within additional paid-in capital.
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
The financial covenants under the terms of our Credit Agreement require the maintenance of a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio. As of March 31, 2026, we were in compliance with all covenants contained in the Credit Agreement. We are not aware of any non-compliance by any of our unconsolidated real estate ventures with the covenants contained in their debt agreements.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
15. Weighted Average Shares Outstanding and Net Loss Per Share
The following table presents a reconciliation of the weighted average shares of common stock used in calculating basic and diluted net loss per share as well as the calculation of basic and diluted net loss per share:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2026	2025
Numerator
Net loss attributable to common shareholders	$(41,699)	$(33,656)
Denominator
Weighted average common shares outstanding, basic	43,529	43,463
Weighted average common shares outstanding, diluted	43,529	43,463

Net loss per share, basic	$(0.96)	$(0.77)
Net loss per share, diluted	$(0.96)	$(0.77)
Due to net losses for the three months ended March 31, 2026 and 2025, unvested RSUs representing 531,000 and 585,000 shares, respectively, and potential dilution from the convertible notes converting into 9,426,000 and 8,427,000 shares, respectively, of common stock have been excluded from the calculation of diluted earnings per share, as their inclusion would have been anti-dilutive. In connection with the issuance of the 3.25% Convertible Notes and 3.75% Convertible Notes, we entered into the 2024 capped call transactions and 2023 capped call transactions, respectively, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive.
16. Income Taxes
The following table presents the benefit from income taxes for the respective periods:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Benefit from income taxes	$(12,119)	$(11,756)
Effective tax rate	25.0%	29.3%
Our effective tax rate for the three months ended March 31, 2026 is lower than the prior period primarily due to nondeductible expenses related the Note Exchange Transactions in the current year described in Note 14 of “Notes to the Condensed Consolidated Financial Statements.”
17. Contingencies - Legal Proceedings
Liabilities relating to legal proceedings and government inquiries, to the extent that we have concluded such liabilities are probable and the amounts of such liabilities are reasonably estimable, are recorded in the consolidated balance sheets. Disclosure is required when a material loss is probable but not reasonably estimable, a material loss is reasonably possible but not probable, or when it is reasonably possible that the amount of a loss will exceed the amount recorded. The total liabilities recorded in our condensed consolidated balance sheets for legal proceedings and government inquiries were immaterial as of March 31, 2026 and December 31, 2025.
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
Summarized segment information is as follows (in thousands):

Three months ended March 31,	Construction	Materials	Total
2026
Total revenue from reportable segments	$766,054	$197,491	$963,545
Elimination of intersegment revenue	—	(51,080)	(51,080)
Revenue	766,054	146,411	912,465
Cost of revenue	663,874	138,686	802,560
Gross profit	102,180	7,725	109,905
Selling, general and administrative expenses	72,176	11,914	84,090
(Gain) loss on sales of property and equipment, net	(4,241)	1,292	(2,949)
Operating income (loss) from reportable segments	$34,245	$(5,481)	$28,764
Depreciation, depletion and amortization	$20,203	$20,383	$40,586
Segment assets as of period end	$688,110	$1,396,147	$2,084,257

2025
Total revenue from reportable segments	$614,618	$105,580	$720,198
Elimination of intersegment revenue	—	(20,651)	(20,651)
Revenue	614,618	84,929	699,547
Cost of revenue	529,180	86,518	615,698
Gross profit (loss)	85,438	(1,589)	83,849
Selling, general and administrative expenses	62,327	8,545	70,872
Gain on sales of property and equipment, net	(1,849)	(69)	(1,918)
Operating income (loss) from reportable segments	$24,960	$(10,065)	$14,895
Depreciation, depletion and amortization	$14,452	$13,555	$28,007
Segment assets as of period end	$613,882	$698,718	$1,312,600

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
A reconciliation of operating income from reportable segments to consolidated income before income taxes is as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Total operating income from reportable segments	$28,764	$14,895
Corporate selling, general and administrative expenses	56,860	45,039
Corporate (gain) loss on sales of property and equipment, net	—	181
Other costs, net	3,037	9,426
Total operating loss	(31,133)	(39,751)
Total other expense, net	17,375	332
Loss before income taxes	$(48,508)	$(40,083)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025 (our “Annual Report”) and the unaudited condensed consolidated financial statements and the accompanying notes thereto included herein.
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
Current Economic Environment and Outlook
Funding for our public work projects, which account for approximately 85% of our Committed and Awarded Projects (“CAP”), is dependent on federal, state, regional and local revenues. At the federal level, the $1.2 trillion Infrastructure Investment and Jobs Act (“IIJA”) has increased federal highway, bridge and transit funding to its highest level in more than six decades with $550 billion in incremental funding over five years. The increased multi-year spending commitment improved the programming visibility for state and local governments and drove an increase in project lettings that started in 2023 and continued through the date of this filing. With the IIJA ending in September of 2026, discussions are ongoing in Congress concerning a replacement bill.
At state, regional and local levels, voter-approved state and local transportation measures continue to support infrastructure spending. While each market is unique, we see a strong funding environment at the state and local levels aided by the IIJA. In California, our top revenue-generating state, despite overall budgetary concerns, a significant part of the state infrastructure spend is funded through Senate Bill 1 (SB-1), the Road Repair and Accountability Act of 2017, a program without any sunset provisions that may only be used for transportation-related purposes.

Our CAP balance continues to be strong with $7.2 billion at the end of the first quarter of 2026. Our CAP is supported by a positive public funding environment and strength in the private markets we serve, which we believe will provide further opportunities for continued CAP growth.
Over the last several years, inflation, supply chain and labor constraints have had a significant impact on the global economy including Granite and others in the construction industry in the United States. Recently, concerns over tariffs and the conflict in Iran's impact on oil prices have been major sources of uncertainty in the economy. To date, we have not experienced a material financial impact due to tariffs or the conflict in Iran. It is impossible to fully mitigate the potential impacts of the foregoing macro-economic factors and they may negatively impact us in the future. However, where practicable, we have applied proactive measures to mitigate these macro-economic factors, such as fixed forward purchase contracts of oil related inputs, energy surcharges, and adjustment of project schedules for constraints related to construction materials.

Kenny Seng Construction Acquisition
On April 23, 2026, we completed the acquisition of KSC Utah Investments, Inc. ("Kenny Seng Construction") and related assets for $164.1 million in cash, subject to customary closing adjustments. We purchased all of the issued and outstanding common stock of Kenny Seng Construction, which is a provider of construction services and materials in Utah. This acquisition aligns with our strategy of enhancing our vertical integration by strengthening our existing home markets. The results of Kenny Seng Construction will be included in our consolidated results beginning in the second quarter of 2026.
On April 22, 2026, we drew $170.0 million on our senior secured revolving credit facility (the “Revolver”), which was used, in part, to fund the Kenny Seng Construction acquisition.

Results of Operations
Our operations are typically affected more by inclement weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability. Therefore, the results of operations of a given quarter are not indicative of the results to be expected for the full year.
The following table presents a financial summary for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025
Total revenue	$912,465	$699,547
Gross profit	$109,905	$83,849
Selling, general and administrative expenses	$140,950	$115,911
Other costs, net	$3,037	$9,426
Operating loss	$(31,133)	$(39,751)
Total other expense, net	$17,375	$332
Amount attributable to non-controlling interests	$(5,310)	$(5,329)
Net loss attributable to Granite Construction Incorporated	$(41,699)	$(33,656)
Revenue
Total Revenue by Segment

	Three Months Ended March 31,
(dollars in thousands)	2026		2025
Construction	$766,054	84.0%	$614,618	87.9%
Materials	146,411	16.0	84,929	12.1
Total	$912,465	100.0%	$699,547	100.0%
Construction Revenue

	Three Months Ended March 31,
(dollars in thousands)	2026		2025
Public	$548,322	71.6%	$395,885	64.4%
Private	217,732	28.4	218,733	35.6
Total	$766,054	100.0%	$614,618	100.0%
Construction revenue for the three months ended March 31, 2026 increased by $151.4 million, or 24.6%, when compared to 2025. This increase was primarily driven by higher CAP entering the quarter, along with $43.1 million of construction revenue from our recently acquired businesses, Warren Paving and Papich Construction, during the three months ended March 31, 2026.
Materials Revenue

	Three Months Ended March 31,
(dollars in thousands)	2026		2025
Aggregates	$90,973	62.1%	$40,402	47.6%
Asphalt	55,438	37.9	43,982	51.8
Other	—	—	545	0.6
Total	$146,411	100.0%	$84,929	100.0%
Materials revenue for the three months ended March 31, 2026 increased $61.5 million, or 72.4%, when compared to 2025. This increase was primarily driven by materials revenue from our recently acquired businesses, Warren Paving, Papich Construction and Cinderlite, which was $50.3 million for the three months ended March 31, 2026.

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

(dollars in thousands)	March 31, 2026		December 31, 2025
Unearned revenue	$4,930,788	68.8%	$4,123,113	59.2%
Other awards	2,238,394	31.2	2,846,259	40.8
Total	$7,169,182	100.0%	$6,969,372	100.0%

(dollars in thousands)	March 31, 2026		December 31, 2025
Customer type:
Public	$6,235,198	87.0%	$6,058,998	86.9%
Private	933,984	13.0	910,374	13.1
Total	$7,169,182	100.0%	$6,969,372	100.0%
CAP of $7.2 billion at March 31, 2026 was $199.8 million or 2.9% higher than at December 31, 2025. Significant additions to CAP during the three months ended March 31, 2026 included $495 million for a tactical infrastructure project in Texas, $115 million for a reservoir replacement project in California and $114 million for a highway project in California. All of these projects are in the public sector. These CAP additions were partially offset by the cancellation of a $296 million public sector highway project in California for which the project's expanded scope exceeded available funding.
Non-controlling partners’ share of CAP as of March 31, 2026 and December 31, 2025 was $336.9 million and $361.4 million respectively.
At March 31, 2026, one contract with remaining CAP of $10 million or more per project had total forecasted losses with remaining revenue of $17.3 million, or 0.2%, of total CAP. Provisions are recognized in the consolidated statements of operations for the full amount of estimated losses on uncompleted contracts whenever evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue.
Gross Profit
The following table presents gross profit by reportable segment for the respective periods:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Construction	$102,180	$85,438
Percent of segment revenue	13.3%	13.9%
Materials	7,725	(1,589)
Percent of segment revenue	5.3%	(1.9)%
Total gross profit	$109,905	$83,849
Percent of total revenue	12.0%	12.0%
Construction gross profit for the three months ended March 31, 2026 increased by $16.7 million, or 19.6%, when compared to 2025 primarily due to higher revenue and improved project execution across our project portfolio. Construction gross profit as a percent of revenue decreased when compared to the first quarter of the prior year as we recognized a net increase from a revision in estimate due to a claim settlement in the prior year which did not recur.

Materials gross profit for the three months ended March 31, 2026 was $7.7 million, compared to a gross loss of $1.6 million for the same period in 2025, reflecting an improvement of $9.3 million. The increased gross profit was primarily driven by higher volumes and sales prices in both aggregates and asphalt. The increase was also driven by gross profit from our recently acquired businesses, Warren Paving, Papich Construction and Cinderlite, of $4.9 million for the three months ended March 31, 2026, which included $4.4 million of purchase accounting-related charges such as step-up depreciation and intangible asset amortization. See Note 3 of “Notes to the Condensed Consolidated Financial Statements” for further information about acquisitions.
Selling, General and Administrative Expenses
The following table presents the components of selling, general and administrative (“SG&A”) expenses for the respective periods:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Salaries and related expenses	$62,550	$55,416
Stock-based compensation	42,559	30,053
Other SG&A expenses	35,841	30,442
Total SG&A expenses	$140,950	$115,911
Percent of revenue	15.4%	16.6%
SG&A expenses include the costs for estimating and bidding, including offsetting customer reimbursements for portions of our selling/bid submission expenses (i.e., stipends), business development, materials facility permits, and costs related to our operational offices that are not allocated to direct contract costs and expenses related to our corporate functions. Other SG&A expenses include travel and entertainment, outside services, information technology, depreciation, occupancy, training, office supplies, changes in the fair market value of our non-qualified deferred compensation plan liability and other miscellaneous expenses. SG&A expenses can vary depending on the volume of projects in process and the number of employees assigned to estimating and bidding activities. As projects are completed or the volume of work slows down, we temporarily redeploy project employees to bid on new projects, moving their salaries and related costs from cost of revenue to selling expenses. SG&A expenses for the three months ended March 31, 2026 increased $25.0 million compared to the same period in 2025, primarily due to a $12.5 million increase in stock-based compensation, as well as $7.1 million of higher salaries and related expenses due to increased labor costs. SG&A expenses related to our recently acquired businesses, Warren Paving, Papich Construction and Cinderlite, was $4.9 million.
Other Costs, net
The following table presents other costs, net for the respective periods:

	Three Months Ended March 31,
(in thousands)	2026	2025
Other costs, net	$3,037	$9,426
Other costs, net mainly consists of acquisition and integration costs and, in the prior year, legal costs related to the defense of a former Company officer in his civil litigation with the SEC. The decrease of $6.4 million for the three months ended March 31, 2026 was primarily driven by a reduction in legal costs following the resolution of our former officer's civil litigation in January 2026. This was partially offset by increased acquisition and integration costs in the current year. See Note 1 and Note 3 of the “Notes to the Condensed Consolidated Financial Statements” for information on our recent acquisitions.

Other Expense, net
The following table presents other expense, net for the respective periods:

	Three Months Ended March 31,
(in thousands)	2026	2025
Interest income	(5,849)	(6,268)
Interest expense	16,332	7,757
Equity in income of affiliates, net	(3,473)	(1,094)
Other (income) expense, net	10,365	(63)
Total other expense, net	$17,375	$332
During the three months ended March 31, 2026, total other expense, net increased $17.0 million, primarily due to expenses associated with the repurchase of a portion of our 3.75% Convertible Notes (see Note 14). We incurred $2.9 million of inducement expense and $6.8 million of related charges, which were included in Other (income) expense, net in the condensed consolidated statements of operations. There was also an increase of $8.6 million in interest expense primarily related to increased borrowings under our credit agreement (see Note 14).
Income Taxes
The following table presents the benefit from income taxes for the respective periods:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Benefit from income taxes	$(12,119)	$(11,756)
Effective tax rate	25.0%	29.3%
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
Our material cash requirements include paying the costs and expenses associated with our operations, servicing outstanding indebtedness, making capital expenditures and paying dividends on our capital stock. We may also from time to time prepay or repurchase outstanding indebtedness, repurchase shares of our common stock or acquire assets or businesses that are complementary to our operations. See Note 3 of “Notes to the Condensed Consolidated Financial Statements” for information on our recent acquisitions. See Note 14 of “Notes to the Condensed Consolidated Financial Statements” for information on the exchange transactions related to our 3.75% Convertible Notes.
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
As of March 31, 2026, our cash and cash equivalents consisted of deposits and money market funds held with established national financial institutions and marketable securities consisting of commercial paper, corporate notes and bonds, Municipal notes and bonds and U.S. Government and agency obligations.
As of March 31, 2026, the total unused availability under our Revolver was $584.9 million, resulting from $15.1 million in issued and outstanding letters of credit and no amount drawn under the Revolver. As of the date of this report, $170.0 million was drawn under the Revolver, resulting in total unused availability under our Revolver of $414.9 million. See Note 1 and Note 14 of “Notes to the Condensed Consolidated Financial Statements.”
As of March 31, 2026, one of the conditions permitting the holders of the 3.25% Convertible Notes to convert was met. Our common stock traded above 130% of the $77.88 conversion price for at least 20 trading days during the period of 30 consecutive trading days ended on March 31, 2026 (the last trading day of the calendar quarter). The holders of the 3.25% Convertible Notes have the right to convert through June 30, 2026, at which point we will re-evaluate whether the 3.25% Convertible Notes will continue to be convertible in the subsequent calendar quarter. In the event the holders of the 3.25% Convertible Notes elect to convert a portion, or all of their 3.25% Convertible Notes, the principal amount is required to be settled in cash. As a result, the $373.8 million principal amount has been classified as a current liability as of March 31, 2026 in the condensed consolidated balance sheet. Any conversion premium will be satisfied with cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. At current market prices of our common stock, we do not expect holders to elect to convert their notes as the trading price of the notes in the secondary market exceeds the value a holder would receive upon conversion of such notes. In the unlikely event a holder elects to convert, we would use cash on hand or draw on our Revolver as needed.
As of March 31, 2026, one of the conditions permitting the holders of the 3.75% Convertible Notes to convert was met. Our common stock traded above 130% of the $46.12 conversion price for at least 20 trading days during the period of 30 consecutive trading days ending on March 31, 2026 (the last trading day of the calendar quarter). The holders of the 3.75% Convertible Notes have the right to convert through June 30, 2026, at which point we will re-evaluate whether the 3.75% Convertible Notes will continue to be convertible in the subsequent calendar quarter. Upon conversion, we will pay or deliver, as the case may be, cash, shares of Granite common stock or a combination of cash and shares of Granite common stock, at our election.
In evaluating our liquidity position and needs, we also consider cash and cash equivalents held by our consolidated construction joint ventures (“CCJVs”). The following table presents our cash, cash equivalents and marketable securities, including amounts from our CCJVs, as of the respective dates:

(in thousands)	March 31, 2026	December 31, 2025
Cash and cash equivalents excluding CCJVs	$111,720	$383,636
CCJV cash and cash equivalents (1)	153,994	145,584
Total consolidated cash and cash equivalents	265,714	529,220
Short-term marketable securities (2)	49,191	71,021
Long-term marketable securities (2)	32,616	49,534
Total cash, cash equivalents and marketable securities	$347,521	$649,775
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
(2)All marketable securities were classified as held-to-maturity and consisted of commercial paper, corporate notes and bonds, Municipal notes and bonds and U.S. Government and agency obligations as of March 31, 2026 and December 31, 2025.
Granite’s portion of CCJV cash and cash equivalents was $96.1 million and $90.6 million as of March 31, 2026 and December 31, 2025, respectively. Excluded from the table above is $30.9 million and $35.0 million as of March 31, 2026 and December 31, 2025, respectively, of Granite’s portion of unconsolidated construction joint venture cash and cash equivalents.
Capital Expenditures
Major capital expenditures are typically for aggregate and asphalt production facilities, aggregate reserves, construction equipment, buildings and leasehold improvements and investments in our information technology systems. The timing and amount of such expenditures can vary based on the progress of planned capital projects, the type and size of construction projects, changes in business outlook and other factors. During the three months ended March 31, 2026, we had capital expenditures of $26.1 million, compared to $32.2 million during the three months ended March 31, 2025. We currently anticipate 2026 capital expenditures to be between approximately $140.0 million and $160.0 million, including approximately $50.0 million in planned strategic materials investments.

Cash Flows

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash provided by (used in):
Operating activities	$(30,872)	$3,647
Investing activities	$22,497	$(156,310)
Financing activities	$(255,131)	$(46,593)
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
Cash used in operating activities of $30.9 million for the three months ended March 31, 2026 represents a $34.5 million increase in cash used in operating activities when compared to the same period of 2025. The change was primarily attributable to a $69.2 million decrease in cash provided by working capital, which includes receivables, net contract assets, inventories, other assets, accounts payable and accrued expenses and other liabilities. Partially offsetting this was an increase in distributions from, net of contributions to, unconsolidated construction joint ventures and affiliates of $15.3 million when compared to the same period of 2025. Additionally, net income after adjusting for non-cash items increased $19.3 million.
Investing activities
Cash provided by investing activities of $22.5 million for the three months ended March 31, 2026, compared to cash used in investing activities of $156.3 million for the same period in 2025, represents a $178.8 million increase in cash provided by investing activities. The change was primarily due to $166.6 million less purchases of marketable securities net of maturities and $11.3 million less purchases of property and equipment, net of sales.
Financing activities
Cash used in financing activities of $255.1 million for the three months ended March 31, 2026 represents a $208.5 million increase in cash used in financing activities when compared to the same period of 2025. The increase was primarily driven by $288.5 million of repurchases of a portion of our 3.75% Convertible Notes in the current year. The increase was partially offset by $56.7 million in proceeds from the partial unwind of the capped call transactions and decreased net distributions to non-controlling partners of $26.6 million.
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
Surety Bonds and Real Estate Mortgages
We are generally required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At March 31, 2026, approximately $4.6 billion of our $7.2 billion CAP was bonded. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds when the obligations of the underlying contract have been fulfilled. The ability to maintain bonding capacity requires that we maintain cash and working capital balances satisfactory to our sureties.
Our investments in real estate ventures are subject to mortgage indebtedness. This indebtedness is non-recourse to Granite but is recourse to the real estate venture. The terms of this indebtedness are typically renegotiated to reflect the evolving nature of the real estate projects as they progress through acquisition, entitlement, development and leasing. Modification of these terms may include changes in loan-to-value ratios requiring the real estate venture to repay portions of the debt. Our equity-method investments in our foreign affiliates are subject to local bank debt primarily for equipment purchases. This debt is non-recourse to Granite, but it is recourse to the affiliates. The debt associated with our equity-method investments is included in Note 11 of “Notes to the Condensed Consolidated Financial Statements.”
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
The financial covenants under the terms of the Credit Agreement require the maintenance of a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio. As of March 31, 2026, we were in compliance with the covenants in the Credit Agreement.
Share Repurchase Program
As announced on February 3, 2022, on February 1, 2022, the Board of Directors authorized us to purchase up to $300.0 million of our common stock at management’s discretion (the “2022 authorization”). There were no shares and 200 shares repurchased under the 2022 authorization in the three months ended March 31, 2026 and 2025, respectively, and $157.6 million remained available under the 2022 authorization as of March 31, 2026.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 31, 2026, there has been no material change in our exposure to market risk from what was previously disclosed in our Annual Report.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
The description of the matters set forth in Part I, Item I of this Report under Note 17 of “Notes to the Condensed Consolidated Financial Statements” is incorporated herein by reference.
Item 1A. RISK FACTORS
There have been no material changes in the risk factors previously disclosed in “Item 1A. Risk Factors” in our Annual Report.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended March 31, 2026:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
January 1, 2025 through January 31, 2026	221	$115.66	—	$157,621,254
February 1, 2025 through February 28, 2026	367	$122.63	—	$157,621,254
March 1, 2025 through March 31, 2026	153,613	$119.96	—	$157,621,254
	154,201	$119.96	—
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
Item 5. OTHER INFORMATION
Trading Arrangements
During the three months ended March 31, 2026, none of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. EXHIBITS

10.1	*
Form of Exchange Agreement, dated as of February 18, 2026, by and between Granite Construction Incorporated and the applicable noteholder (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company's Current Report on Form 8-K filed with the SEC on February 18, 2026)

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

GRANITE CONSTRUCTION INCORPORATED

Date:	April 30, 2026	By:	/s/ Staci M. Woolsey
Staci M. Woolsey
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)