Form 10-Q
period 2026-06-30
GRANITE CONSTRUCTION INC
filed 2026-07-30
CIK 861459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 24, 2026.

Class	Outstanding
Common stock, $0.01 par value	43,764,510

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited - in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents ($154,537 and $145,584 related to consolidated construction joint ventures (“CCJVs”))	$877,121	$529,220
Short-term marketable securities	36,852	71,021
Receivables, net ($48,324 and $37,398 related to CCJVs)	886,793	630,392
Contract assets ($36,185 and $34,057 related to CCJVs)	283,191	236,879
Inventories	182,116	143,129
Equity in unconsolidated construction joint ventures	131,096	134,670
Other current assets ($3,267 and $3,255 related to CCJVs)	52,979	66,920
Total current assets	2,450,148	1,812,231
Property and equipment, net ($4,831 and $4,961 related to CCJVs)	1,304,105	1,260,823
Long-term marketable securities	17,550	49,534
Investments in affiliates	102,424	96,764
Goodwill	445,984	400,814
Intangible assets, net	211,812	179,548
Right of use assets	167,074	152,678
Other noncurrent assets	79,779	78,001
Total assets	$4,778,876	$4,030,393

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$381,008	$375,896
Accounts payable ($48,880 and $46,708 related to CCJVs)	607,814	430,298
Contract liabilities ($52,672 and $63,500 related to CCJVs)	440,364	327,372
Embedded conversion option derivative liability (see Note 9)	630,473	—
Accrued expenses and other current liabilities ($3,277 and $2,922 related to CCJVs)	359,219	348,179
Total current liabilities	2,418,878	1,481,745
Long-term debt	1,177,644	963,233
Long-term lease liabilities	137,747	125,733
Deferred income taxes, net	143,955	141,489
Other long-term liabilities	95,316	96,660
Commitments and contingencies (see Note 18)
Equity:
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	—	—
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding: 43,764,125 shares as of June 30, 2026 and 43,496,781 shares as of December 31, 2025	438	435
Additional paid-in capital	304,470	402,391
Accumulated other comprehensive income	4,568	1,581
Retained earnings	443,272	774,641
Total Granite Construction Incorporated shareholders’ equity	752,748	1,179,048
Non-controlling interests	52,588	42,485
Total equity	805,336	1,221,533
Total liabilities and equity	$4,778,876	$4,030,393
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$1,455,872	$1,125,964	$2,368,337	$1,825,511
Cost of revenue	1,217,101	926,865	2,019,661	1,542,563
Gross profit	238,771	199,099	348,676	282,948
Selling, general and administrative expenses	107,794	85,887	248,744	201,798
Other costs, net	5,406	13,253	8,443	22,679
Gain on sales of property and equipment, net	(1,237)	(3,606)	(4,186)	(5,343)
Operating income	126,808	103,565	95,675	63,814
Other (income) expense:
Loss on convertible debt transactions, net	359,719	—	369,423	—
Interest income	(5,147)	(5,761)	(10,996)	(12,029)
Interest expense	21,761	7,927	38,093	15,684
Equity in income of affiliates, net	(5,697)	(3,698)	(9,170)	(4,792)
Other income, net	(4,492)	(2,462)	(3,831)	(2,525)
Total other (income) expense, net	366,144	(3,994)	383,519	(3,662)
Income (loss) before income taxes	(239,336)	107,559	(287,844)	67,476
Provision for income taxes	32,248	27,214	20,129	15,458
Net income (loss)	(271,584)	80,345	(307,973)	52,018
Amount attributable to non-controlling interests	(6,578)	(8,645)	(11,888)	(13,974)
Net income (loss) attributable to Granite Construction Incorporated	$(278,162)	$71,700	$(319,861)	$38,044

Net income (loss) per share attributable to common shareholders (see Note 16):
Basic	$(6.36)	$1.64	$(7.33)	$0.87
Diluted	$(6.36)	$1.42	$(7.33)	$0.84
Weighted average shares outstanding:
Basic	43,751	43,746	43,641	43,605
Diluted	43,751	52,755	43,641	52,616
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited - in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$(271,584)	$80,345	$(307,973)	$52,018
Other comprehensive income, net of tax
Net unrealized gain on cash flow hedges, net of tax	$2,320	$—	$4,335	$—
Less: reclassification for net gains (losses) included in interest expense, net of tax	(281)	—	(478)	185
Net change	$2,039	$—	$3,857	$185
Foreign currency translation adjustments, net	(466)	932	(870)	1,394
Other comprehensive income, net of tax	$1,573	$932	$2,987	$1,579
Comprehensive income (loss), net of tax	$(270,011)	$81,277	$(304,986)	$53,597
Non-controlling interests in comprehensive income (loss), net of tax	(6,578)	(8,645)	(11,888)	(13,974)
Comprehensive income (loss) attributable to Granite Construction Incorporated, net of tax	$(276,589)	$72,632	$(316,874)	$39,623
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited - in thousands, except share data)

	Outstanding Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Granite Shareholders’ Equity	Non-controlling Interests	Total Equity
Balances at March 31, 2026	43,746,424	$437	$301,499	$2,995	$727,190	$1,032,121	$48,919	$1,081,040
Net loss	—	—	—	—	(278,162)	(278,162)	6,578	(271,584)
Other comprehensive income	—	—	—	1,573	—	1,573	—	1,573
Repurchases of common stock (1)	(3,034)	1	(229)	—	—	(228)	—	(228)
Restricted stock units (“RSUs”) vested	16,930	—	—	—	—	—	—	—
Dividends on common stock ($0.13 per share)	—	—	67	—	(5,756)	(5,689)	—	(5,689)
Transactions with non-controlling interests	—	—	—	—	—	—	(2,909)	(2,909)
Stock-based compensation expense and other	3,805	—	3,133	—	—	3,133	—	3,133
Balances at June 30, 2026	43,764,125	$438	$304,470	$4,568	$443,272	$752,748	$52,588	$805,336

Balances at March 31, 2025	43,737,491	$437	$427,804	$65	$565,223	$993,529	$44,763	$1,038,292
Net income	—	—	—	—	71,700	71,700	8,645	80,345
Other comprehensive income	—	—	—	932	—	932	—	932
Repurchases of common stock (1)	(2,518)	—	(109)	—	—	(109)	—	(109)
RSUs vested	38,748	1	(1)	—	—	—	—	—
Dividends on common stock ($0.13 per share)	—	—	74	—	(5,765)	(5,691)	—	(5,691)
Transactions with non-controlling interests	—	—	—	—	—	—	(1,801)	(1,801)
Stock-based compensation expense and other	5,063	—	2,387	—	—	2,387	—	2,387
Balances at June 30, 2025	43,778,784	$438	$430,155	$997	$631,158	$1,062,748	$51,607	$1,114,355
(1) Represents shares withheld related to employee taxes for RSUs vested under our equity incentive plans in 2026 and 2025.
The accompanying notes are an integral part of these condensed consolidated financial statements.

	Outstanding Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Granite Shareholders’ Equity	Non-controlling Interests	Total Equity
Balances at December 31, 2025	43,496,781	$435	$402,391	$1,581	$774,641	$1,179,048	$42,485	$1,221,533
Net loss	—	—	—	—	(319,861)	(319,861)	11,888	(307,973)
Other comprehensive income	—	—	—	2,987	—	2,987	—	2,987
Repurchases of common stock (1)	(157,235)	(1)	(18,668)	—	—	(18,669)	—	(18,669)
RSUs vested	421,279	4	(4)	—	—	—	—	—
Repurchase of 3.75% Convertible Notes	—		(178,804)	—	—	(178,804)	—	(178,804)
Partial unwind of capped call	—	—	55,112	—	—	55,112	—	55,112
Dividends on common stock ($0.13 per share per quarter)	—	—	132	—	(11,508)	(11,376)	—	(11,376)
Transactions with non-controlling interests	—	—	—	—	—	—	(1,785)	(1,785)
Stock-based compensation expense and other	3,300	—	44,311	—	—	44,311	—	44,311
Balances at June 30, 2026	43,764,125	$438	$304,470	$4,568	$443,272	$752,748	$52,588	$805,336

Balances at December 31, 2024	43,424,646	$434	$410,739	$(582)	$604,635	$1,015,226	$64,137	$1,079,363
Net income	—	—	—	—	38,044	38,044	13,974	52,018
Other comprehensive income	—	—	—	1,579	—	1,579	—	1,579
Repurchases of common stock (1)	(200,738)	(2)	(15,315)	—	—	(15,317)	—	(15,317)
RSUs vested	550,360	6	(6)	—	—	—	—	—
Dividends on common stock ($0.13 per share per quarter)	—	—	144	—	(11,521)	(11,377)	—	(11,377)
Transactions with non-controlling interests	—	—	—	—	—	—	(26,504)	(26,504)
Stock-based compensation expense and other	4,516	—	34,593	—	—	34,593	—	34,593
Balances at June 30, 2025	43,778,784	$438	$430,155	$997	$631,158	$1,062,748	$51,607	$1,114,355
(1) Represents shares withheld related to employee taxes for RSUs vested under our equity incentive plans in 2026 and 2025, as well as 200 shares repurchased under our share repurchase program in 2025.
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - in thousands)

Six Months Ended June 30,	2026	2025
Operating activities:
Net income (loss)	$(307,973)	$52,018
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	89,048	65,368
Amortization of debt issuance costs	3,344	2,163
Amortization of convertible debt discount	3,511	—
Loss on derivative remeasurement related to convertible notes	363,530	—
Convertible debt inducement expense	2,900	—
Gain on sales of property and equipment, net	(4,186)	(5,343)
Stock-based compensation	43,860	34,632
Equity in net income from unconsolidated construction joint ventures	(13,096)	(3,814)
Net income from affiliates	(9,170)	(4,792)
Other non-cash adjustments	2,782	(207)
Changes in assets and liabilities:
Receivables	(268,405)	(192,494)
Contract assets, net	62,262	40,197
Inventories	(36,634)	(18,319)
Contributions to unconsolidated construction joint ventures	—	(9,163)
Distributions from unconsolidated construction joint ventures and affiliates	14,562	5,550
Other assets, net	18,000	7,221
Accounts payable	169,933	35,920
Accrued expenses and other liabilities, net	7,276	(3,499)
Net cash provided by operating activities	$141,544	$5,438
Investing activities:
Purchases of marketable securities	—	(172,578)
Maturities of marketable securities	66,500	17,600
Purchases of property and equipment	(55,868)	(61,022)
Proceeds from sales of property and equipment	11,041	8,346
Acquisition of business, net of cash acquired (See Note 3)	(162,098)	—
Collection of note receivable	24,960	—
Other investing activities	1,037	399
Net cash used in investing activities	$(114,428)	$(207,255)
Financing activities:
Proceeds from long-term debt	770,000	—
Debt repayments	(465,293)	(552)
Proceeds from partial unwind of capped call	56,675	—
Debt issuance costs	(9,220)	—
Cash dividends paid	(11,342)	(11,338)
Repurchases of common stock	(18,669)	(15,317)
Contributions from non-controlling partners	2,400	—
Distributions to non-controlling partners	(4,185)	(27,250)
Other financing activities, net	419	(39)
Net cash provided by (used in) financing activities	$320,785	$(54,496)
Net increase (decrease) in cash and cash equivalents	347,901	(256,313)
Cash and cash equivalents at beginning of period	529,220	578,330
Cash and cash equivalents at end of period	$877,121	$322,017

Supplementary Information:
Right of use assets obtained in exchange for lease obligations	$26,280	$22,942
Cash paid during the period for:
Operating lease liabilities	$23,392	$13,591
Interest	$35,065	$13,229
Income tax paid, net of refunds received (1)	$6,687	$7,809
Other non-cash operating activities:
Performance guarantees	$(4,335)	$—
Non-cash investing and financing activities:
RSUs issued, net of forfeitures	$49,233	$38,452
Dividends declared but not paid	$5,689	$5,691
(1)Income tax paid, net of refunds received, for the six months ended June 30, 2025, has been revised to reflect the retrospective adoption of ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures.
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. General
Basis of Presentation: The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (“we,” “us,” “our,” the “Company” or “Granite”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), are unaudited and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025 (“Annual Report”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to state fairly our financial position at June 30, 2026 and the results of our operations and cash flows for the periods presented. The December 31, 2025 condensed consolidated balance sheet data included herein was derived from audited consolidated financial statements but does not include all disclosures required by U.S. GAAP.
Seasonality: Our operations are typically affected more by weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability. Therefore, the results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year.
2. Recently Issued and Adopted Accounting Pronouncements
We closely monitor all Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”) and other authoritative guidance.
Recently Issued Accounting Pronouncements:
In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818), which is intended to improve the financial accounting for and disclosure of activities related to environmental credits and environmental credit obligations by establishing guidance on the recognition, measurement, presentation, and disclosure requirements for all entities that generate, purchase, or receive environmental credits or have a regulatory compliance obligation that may be settled with environmental credits. The amendments are effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.
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
In November 2024, the FASB issued ASU 2024-04, Induced Conversions of Convertible Debt Instruments (“ASU 2024-04”). The new guidance clarifies the assessment of whether a transaction should be accounted for as an induced conversion or extinguishment of convertible debt when changes are made to conversion features as part of an offer to settle the instrument. The guidance is effective for fiscal years beginning after December 15, 2025, and interim periods within those annual reporting periods. We adopted this ASU during the first quarter of 2026. See Note 14 for more information.
No other new accounting pronouncements were recently issued or adopted that had or are expected to have a material impact on our financial statements.
3. Acquisitions
We accounted for our recent acquisitions in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. The preliminary purchase prices were allocated to assets acquired and liabilities assumed based on their estimated fair values as of the respective acquisition dates. The purchase price allocations for KSC Utah Investments, Inc. (“Kenny Seng Construction”), Cinderlite Trucking Corporation (“Cinderlite”), Slats Lucas, LLC and Warren Paving, Inc. (collectively, “Warren Paving”), and Papich Construction Company, Inc. (“Papich Construction”) are preliminary and have not been finalized due to the recent timing of these acquisitions, as certain information is pending as of the date of this filing to finalize estimates of fair value of certain assets acquired and liabilities assumed. As we continue to integrate the acquired businesses, we may obtain additional information on the acquired tangible and identifiable intangible net assets which, if significant, may require revisions to preliminary valuation assumptions, estimates and the resulting fair values presented herein. We expect to finalize purchase price accounting in the 12 months following each acquisition.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Kenny Seng Construction
On April 23, 2026, we completed the acquisition of Kenny Seng Construction, for $164.1 million in cash, subject to customary closing adjustments. We purchased all of the issued and outstanding common stock of Kenny Seng Construction, which is a provider of construction services and materials in Utah. This acquisition aligns with our strategy of enhancing our vertical integration by strengthening an existing home market. Kenny Seng Construction's customers are in both the public and private sectors.
Kenny Seng Construction's results have been included in the Construction and Materials segments since the acquisition date. Revenue attributable to Kenny Seng Construction for the three and six months ended June 30, 2026 was $29.8 million. Gross profit attributable to Kenny Seng Construction for the three and six months ended June 30, 2026 was $3.5 million.
Preliminary Purchase Price Allocation
For the purpose of this allocation, the contractual purchase price has been adjusted to include customary closing adjustments, resulting in a preliminary purchase price of $163.6 million. Based on our preliminary purchase price allocation, the net tangible and identifiable intangible assets acquired were $70.4 million and $45.3 million, respectively. We recorded goodwill of $47.9 million, all of which is expected to be tax deductible. The acquired goodwill is primarily attributable to the Construction segment, with an immaterial amount recorded in the Materials segment. The most significant assets acquired were property and equipment of $68.2 million and accounts receivable of $12.6 million. The identifiable intangible assets acquired consisted of backlog, trademarks/trade name, water rights, and customer relationships.
Pro Forma Financial Information
The pro forma financial information in the table below summarizes the combined results of operations of Granite and Kenny Seng Construction as though the companies had been combined as of January 1, 2025. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2025, nor does it intend to be a projection of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited, in thousands)	2026	2025	2026	2025
Revenue	$1,471,714	$1,167,402	$2,410,248	$1,891,798
Net income attributable to Granite Construction Incorporated	$(289,847)	$74,336	$(328,023)	$36,921
These amounts have been calculated after applying Granite’s accounting policies and adjusting the results of Kenny Seng Construction to reflect the additional depreciation and amortization that would have been recorded assuming the fair value adjustments to property and equipment and intangible assets had been applied starting on January 1, 2025. Acquisition-related expenses related to Kenny Seng Construction that were incurred during the three and six months ended June 30, 2026 are reflected in the six months ended June 30, 2025 due to the assumed timing of the transaction. The statutory tax rate of 26% was used for both 2026 and 2025 for the pro forma adjustments.
During the three and six months ended June 30, 2026, we incurred $1.9 million and $3.8 million, respectively, of acquisition-related costs associated with the Kenny Seng Construction acquisition which were primarily related to professional services and are included in Other costs, net on the Condensed Consolidated Statement of Operations.
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
Cinderlite's results have been included in the Materials segment since the acquisition date. Revenue attributable to Cinderlite for the three and six months ended June 30, 2026 was $7.6 million and $11.0 million, respectively. Gross profit attributable to Cinderlite for the three and six months ended June 30, 2026 was immaterial.
Warren Paving
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
Warren Paving's results have been included in the Construction and Materials segments since the acquisition date. Revenue attributable to Warren Paving for the three and six months ended June 30, 2026 was $72.5 million and $133.7 million, respectively. Gross profit attributable to Warren Paving for the three and six months ended June 30, 2026 was $7.1 million and $16.7 million, respectively.
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
Papich Construction's results have been included in the Construction and Materials segments since the acquisition date. Revenue attributable to Papich Construction for the three and six months ended June 30, 2026 was $48.5 million and $77.3 million, respectively. Gross loss attributable to Papich Construction for the three and six months ended June 30, 2026 was $1.5 million and $7.5 million, respectively.
Preliminary Purchase Price Allocation
For the purpose of this allocation, the contractual purchase price has been adjusted to include customary closing adjustments, resulting in a preliminary purchase price of $178.0 million. Based on our preliminary purchase price allocation, the net tangible and identifiable intangible assets acquired were $121.8 million and $16.1 million, respectively, resulting in acquired goodwill of $40.1 million, all of which is expected to be deductible for federal and state income tax purposes. The identifiable intangible assets acquired consisted of backlog, permits and customer relationships. Of the acquired goodwill, $5.0 million is in the Materials segment and $35.1 million is in the Construction segment. The most significant assets acquired were $88.2 million of property and equipment and $33.6 million of accounts receivable.
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
In our review of these changes for the three and six months ended June 30, 2026 and 2025, we did not identify any material amounts that should have been recorded in a prior period.
The projects with increases from revisions in estimates, which individually had an impact of $5.0 million or more on gross profit, are summarized as follows (dollars in millions, except per share data):

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Number of projects with upward estimate changes	3	1	4	3
Range of increase in gross profit, net	$5.6 - 11.4	$6.8	$5.6 - 11.4	$6.3 - 9.8
Increase to project profitability, net	$24.7	$6.8	$30.9	$22.9
Increase to net income	$18.3	$5.1	$22.9	$17.1
Amounts attributable to non-controlling interests	$—	$—	$2.5	$—
Increase to net income attributable to Granite Construction Incorporated	$18.3	$5.1	$20.3	$17.1
Increase to net income per diluted share attributable to common shareholders	$0.42	$0.10	$0.47	$0.33
The increases during the three and six months ended June 30, 2026 were due to decreases in estimated costs from mitigated risks, changes in transaction price related to contract modifications resulting from revisions to project work plans and scheduling, and changes in the estimated amount of probable recovery on outstanding claims. Additionally, the six months ended June 30, 2026 increased due to acceleration of project schedule. The increases during the three and six months ended June 30, 2025 were due to settlement of outstanding claims and production at a higher rate than anticipated and acceleration of project schedule.
The projects with decreases from revisions in estimates, which individually had an impact of $5.0 million or more on gross profit, are summarized as follows (dollars in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Number of projects with downward estimate changes	1	1	1	2
Range of reduction in gross profit, net	$10.7	$5.4	$14.2	$6.8 - 14.3
Decrease to project profitability, net	$10.7	$5.4	$14.2	$21.1
Decrease to net income attributable to Granite Construction Incorporated	$8.0	$4.1	$10.5	$15.8
Decrease to net income per diluted share attributable to common shareholders	$0.18	$0.08	$0.24	$0.30
The decreases during the three and six months ended June 30, 2026 and June 30, 2025 were due to additional costs related to changes in project duration, lower productivity than originally anticipated and increased labor and materials costs.
5. Disaggregation of Revenue
In addition to disaggregating revenue by reportable segment (see Note 19), we further disaggregate Construction segment revenue by customer type and Materials segment revenue by product line. We believe this best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.
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
The following table presents our revenue disaggregated by reportable segment, by customer type for our Construction segment and product line for our Materials segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Construction segment revenue:
Public	$946,182	$651,923	$1,494,504	$1,047,808
Private	261,297	285,503	479,029	504,236
Total Construction segment revenue	$1,207,479	$937,426	$1,973,533	$1,552,044
Materials segment revenue:
Aggregates	$115,763	$59,643	$206,736	$100,045
Asphalt	131,864	128,625	187,302	173,063
Other	766	270	766	359
Total Materials segment revenue	$248,393	$188,538	$394,804	$273,467
Total revenue	$1,455,872	$1,125,964	$2,368,337	$1,825,511
6. Unearned Revenue
The following table presents our unearned revenue disaggregated by customer type as of the respective periods:

(in thousands)	June 30, 2026	December 31, 2025
Public	$4,354,348	$3,628,561
Private	702,114	494,552
Total	$5,056,462	$4,123,113
All unearned revenue is in the Construction segment. Approximately $4.0 billion of the June 30, 2026 unearned revenue is expected to be recognized within the next twelve months and the remaining amount will be recognized thereafter.
7. Contract Assets and Liabilities
As a result of changes in contract transaction price related to performance obligations that were satisfied or partially satisfied prior to the end of the periods, we recognized revenue of $92.4 million and $68.8 million during the three months ended June 30, 2026 and 2025, respectively, and $148.5 million and $118.3 million during the six months ended June 30, 2026 and 2025, respectively. The changes in contract transaction price for the three and six months ended June 30, 2026 and 2025 were from items such as executed or estimated change orders, contract modifications and claims.
As of June 30, 2026 and December 31, 2025, the aggregate claim recovery estimates included in contract asset and liability balances were $19.6 million and $19.4 million, respectively.
The components of the contract asset balances as of the respective dates were as follows:

(in thousands)	June 30, 2026	December 31, 2025
Costs in excess of billings and estimated earnings	$115,146	$73,079
Contract retention	168,045	163,800
Total contract assets	$283,191	$236,879
As of June 30, 2026 and December 31, 2025, no contract retention receivables individually exceeded 10% of total contract assets. The majority of the contract retention balance is expected to be collected within one year.
As work is performed, revenue is recognized and the corresponding contract liabilities are reduced. We recognized revenue of $105.9 million and $105.1 million during the three months ended June 30, 2026 and 2025, respectively, and $328.8

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
million and $312.9 million during the six months ended June 30, 2026 and 2025, respectively, that was included in the contract liability balances at December 31, 2025 and 2024, respectively.
The components of the contract liability balances as of the respective dates were as follows:

(in thousands)	June 30, 2026	December 31, 2025
Billings in excess of costs and estimated earnings, net of retention	$435,251	$320,593
Provisions for losses	5,113	6,779
Total contract liabilities	$440,364	$327,372
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
8. Receivables, net
Receivables include billed and unbilled amounts for services provided to clients for which we have an unconditional right to payment as of the end of the applicable period and generally do not bear interest. The following table presents major categories of receivables:

(in thousands)	June 30, 2026	December 31, 2025
Contracts completed and in progress:
Billed	$470,862	$297,157
Unbilled	252,137	174,434
Total contracts completed and in progress	722,999	471,591
Materials sales	130,301	89,945
Other	35,281	70,484
Total gross receivables	888,581	632,020
Less: allowance for credit losses	1,788	1,628
Total net receivables	$886,793	$630,392
Included in other receivables at June 30, 2026 and December 31, 2025 were items such as estimated recovery from back charge claims and income and other tax refunds receivable. Other receivables at December 31, 2025 also included $25.0 million of working capital contributions in the form of a loan to a partner in one of our unconsolidated construction joint ventures, plus accrued interest. This receivable was collected during the second quarter. None of our customers had a receivable balance in excess of 10% of our total net receivables as of June 30, 2026 or December 31, 2025.
9. Fair Value Measurement
The following tables summarize significant assets and liabilities measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets for each of the fair value measurement levels (in thousands):

	Fair Value Measurement at Reporting Date Using
June 30, 2026	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$190,793	$—	$—	$190,793
Other current assets:
Interest rate swaps	$—	$6,025	$—	$6,025
Heating oil derivatives	—	1,077	—	1,077
Total assets	$190,793	$7,102	$—	$197,895
Current liabilities:
Embedded conversion option derivative liability	$—	$—	$630,473	$630,473
Total liabilities	$—	$—	$630,473	$630,473

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
Commodity Derivatives
We enter into derivative contracts to reduce our price exposure to commodity price fluctuations. Our outstanding heating oil derivative contracts have maturity dates through December 2027. These contracts were not designated as hedges and are treated as mark-to-market derivative instruments through their maturity dates with gains and losses recognized in the Condensed Consolidated Statements of Operations in cost of revenue. During the three and six months ended June 30, 2026 and 2025, we recognized immaterial amounts related to the commodity derivatives.
Embedded Conversion Option Derivative Liability
On May 19, 2026 (the “Call Notice Date”), we called the outstanding $273.7 million aggregate principal amount of the 3.75% convertible senior notes due 2028 (“3.75% Convertible Notes”) for redemption on August 10, 2026, and elected to settle conversions on or after the Call Notice Date and through the close of business on August 6, 2026 by paying cash up to $2,617.40 per $1,000 principal amount of the 3.75% Convertible Notes to be converted and delivering shares of our common stock in respect of the remainder, if any, of the conversion obligation in excess thereof (the “Conversion Election”). The Conversion Election caused the embedded conversion option of the 3.75% Convertible Notes to no longer qualify for the “own-equity” scope exception under ASC 815, Derivatives and Hedging (“ASC 815”). As a result, the embedded conversion option was required to be bifurcated from the 3.75% Convertible Notes (see Note 14). The resulting derivative liability reflects the incremental value attributable to the holders' ability to convert the 3.75% Convertible Notes under the terms of the Conversion Election. As our stock price increases or decreases, the economic benefit associated with the conversion option increases or decreases, resulting in a higher or lower derivative value. The derivative liability was measured at fair value upon bifurcation and as of June 30, 2026 with changes in fair value recognized in the Condensed Consolidated Statements of Operations in loss on convertible debt transactions, net.
Rollforward of Level 3 Derivative Liability (in thousands):

Fair value at May 19, 2026	$527,863
Loss on derivative remeasurement	102,610
Fair value as of June 30, 2026	$630,473
The embedded conversion option derivative liability is measured at fair value on the consolidated balance sheet using a with-and-without approach. Under this methodology, the fair value of the 3.75% Convertible Notes including the conversion option was based on the observable market price of the 3.75% Convertible Notes as of June 30, 2026. The fair value of the 3.75% Convertible Notes excluding the conversion option was estimated using a discounted cash flow analysis

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
to determine the value of a comparable non-convertible debt instrument. Certain significant assumptions that are not directly observable in the market place were utilized, including the market yield that investors would require to hold a comparable Granite debt instrument and assumptions regarding the potential variability of such yields over time.

Unobservable Inputs	June 30, 2026
Market yield for comparable non-convertible debt instrument	4.18%
Variability in market yields for comparable debt instruments	26.0%
Other Assets and Liabilities
The carrying values and estimated fair values of financial instruments that are not required to be recorded at fair value in the Condensed Consolidated Balance Sheets were as follows:

		June 30, 2026		December 31, 2025
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Held-to-maturity marketable securities (1)
Corporate notes and bonds	Level 1	$47,500	$47,522	$59,477	$59,757
U.S. Government and agency obligations	Level 1	$—	$—	$10,001	$10,006
Commercial paper	Level 1	$49,871	$49,863	$39,202	$39,198
Municipal notes and bonds	Level 1	$6,901	$6,896	$11,875	$11,890
Liabilities (including current maturities):
6.375% Senior Notes (2)	Level 2	$600,000	$611,250	$—	$—
3.75% Convertible Notes (2)	Level 2	$273,747	$904,705	$373,750	$950,013
3.25% Convertible Notes (2)	Level 2	$373,750	$788,979	$373,750	$597,206
Credit Agreement - Term Loan (2)	Level 3	$600,000	$605,202	$600,000	$602,265
(1) All marketable securities were classified as held-to-maturity as of the periods presented. Of the above balances, $36.9 million and $71.0 million were short-term marketable securities on our Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, respectively and $17.6 million were long-term marketable securities on our Condensed Consolidated Balance Sheets as of June 30, 2026. Our long-term marketable securities have varying maturities between one and three years.
(2) The fair values of our 6.375% senior unsecured notes due 2034 (the “6.375% Senior Notes”), our 3.25% convertible senior notes due 2030 (the “3.25% Convertible Notes”) and our 3.75% Convertible Notes are based on the median price of the notes in an active market. The fair value of the Credit Agreement is based on borrowing rates available to us for long-term loans with similar terms, average maturities and credit risk. See Note 14 for more information about our senior notes, convertible notes and the Credit Agreement.
During the six months ended June 30, 2026 and 2025, we had no material nonfinancial asset and liability fair value adjustments.
10. Construction Joint Ventures
We participate in various construction joint ventures. We have determined that certain of these joint ventures are consolidated because they are variable interest entities and we are the primary beneficiary. We continually evaluate whether there are changes in the status of the VIEs or changes to the primary beneficiary designation of the VIE. Based on our assessments during the three and six months ended June 30, 2026, we determined no change was required for existing joint ventures.
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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Consolidated Construction Joint Ventures (“CCJVs”)
As of June 30, 2026, we were engaged in nine active CCJV projects. Our proportionate share of the equity in these joint ventures was between 50.0% and 70.0%. During the three months ended June 30, 2026 and 2025, total revenue from CCJV's was $86.8 million and $89.3 million, respectively. During the six months ended June 30, 2026 and 2025, total revenue from CCJV's was $160.9 million and $163.9 million, respectively. During the six months ended June 30, 2026 and 2025, CCJVs provided $14.6 million and $74.5 million of operating cash flows, respectively. As of June 30, 2026, our share of revenue remaining to be recognized on these CCJVs was $352.5 million and ranged from $0.3 million to $205.4 million by project.
Unconsolidated Construction Joint Ventures
As of June 30, 2026, we were engaged in two active unconsolidated construction joint venture projects. Our proportionate share of the equity in these unconsolidated construction joint ventures ranged from 30.0% to 40.0%. As of June 30, 2026, our share of the revenue remaining to be recognized on these unconsolidated construction joint ventures was immaterial.
The following is summary financial information related to unconsolidated construction joint ventures:

(in thousands)	June 30, 2026	December 31, 2025
Assets
Cash, cash equivalents and marketable securities	$106,652	$118,207
Other current assets (1)	527,252	547,968
Noncurrent assets	13,631	17,823
Less: partners’ interest	464,478	485,296
Granite’s interest (1),(2)	$183,057	$198,702
Liabilities
Current liabilities	$85,718	$110,513
Less: partners’ interest and adjustments (3)	31,612	43,396
Granite’s interest	$54,106	$67,117
Equity in construction joint ventures (4)	$128,951	$131,585
(1) Included in this balance and in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025 was $29.9 million and $34.3 million, respectively related to performance guarantees (see Note 13).
(2) Included in this balance as of June 30, 2026 and December 31, 2025 was $78.6 million and $66.9 million, respectively, related to Granite’s share of estimated cost recovery of customer affirmative claims.
(3) Partners’ interest and adjustments includes amounts to reconcile total net assets as reported by our partners to Granite’s interest adjusted to reflect our accounting policies and estimates primarily related to contract forecast differences.
(4) Included in this balance and in accrued expenses and other current liabilities on our Condensed Consolidated Balance Sheets was $2.1 million and $3.1 million as of June 30, 2026 and December 31, 2025, respectively, related to deficits in unconsolidated construction joint ventures, which includes provisions for losses.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Revenue
Total	$8,598	$(411)	$15,281	$3,661
Less: partners’ interest and adjustments (1)	(7,849)	(6,374)	(2,649)	(7,220)
Granite’s interest	$16,447	$5,963	$17,930	$10,881
Cost of revenue
Total	$7,252	$15,286	$10,541	$32,820
Less: partners’ interest and adjustments (1)	2,231	11,551	4,850	25,135
Granite’s interest	$5,021	$3,735	$5,691	$7,685
Granite’s interest in gross profit	$11,426	$2,228	$12,239	$3,196
Net Income (Loss)
Total	$2,338	$(14,511)	$6,762	$(26,972)
Less: partners’ interest and adjustments (1)	(9,371)	(17,108)	(6,334)	(30,786)
Granite’s interest in net income (2)	$11,709	$2,597	$13,096	$3,814
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
11. Investments in Affiliates
Our investments in affiliates balance consists of equity method investments in the following types of entities:

(in thousands)	June 30, 2026	December 31, 2025
Foreign	$81,558	$75,838
Real estate	4,234	4,120
Asphalt terminal	16,632	16,806
Total investments in affiliates	$102,424	$96,764
The following table provides summarized balance sheet information for our affiliates accounted for under the equity method on a combined basis:

(in thousands)	June 30, 2026	December 31, 2025
Current assets	$224,244	$215,601
Noncurrent assets	117,697	122,280
Total assets	$341,941	$337,881
Current liabilities	77,341	73,005
Long-term liabilities (1)	43,631	51,087
Total liabilities	$120,972	$124,092
Net assets	$220,969	$213,789
Granite’s share of net assets	$102,424	$96,764
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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
12. Property and Equipment, net
Balances of major classes of assets and total accumulated depreciation and depletion are included in property and equipment, net in the Condensed Consolidated Balance Sheets as follows:

(in thousands)	June 30, 2026	December 31, 2025
Equipment and vehicles	$1,531,443	$1,466,624
Quarry property	594,702	588,571
Land and land improvements	188,475	174,659
Buildings and leasehold improvements	119,520	121,165
Office furniture and equipment	87,151	84,145
Property and equipment	$2,521,291	$2,435,164
Less: accumulated depreciation and depletion	1,217,186	1,174,341
Property and equipment, net	$1,304,105	$1,260,823
13. Accrued Expenses and Other Current Liabilities

(in thousands)	June 30, 2026	December 31, 2025
Payroll and related employee benefits	132,688	145,384
Accrued insurance	107,889	84,470
Performance guarantees	29,938	34,273
Short-term lease liabilities	36,036	32,726
Other	$52,668	$51,326
Total	$359,219	$348,179
Other includes deficits in unconsolidated construction joint ventures, dividends payable, taxes payable, interest payable, warranty reserves, asset retirement obligations, remediation reserves and other miscellaneous accruals, none of which were greater than 5% of total current liabilities at any of the presented dates.
14. Debt

(in thousands)	June 30, 2026	December 31, 2025
6.375% Senior Notes due 2034	$600,000	$—
3.25% Convertible Notes due 2030	373,750	373,750
3.75% Convertible Notes due 2028	273,747	373,750
Credit Agreement - Term Loan	600,000	600,000
Debt discount on 3.75% Convertible Notes conversion	(270,236)	—
Debt issuance costs and other	(18,609)	(8,371)
Total debt	$1,558,652	$1,339,129
Less: current maturities	381,008	375,896
Total long-term debt	$1,177,644	$963,233
6.375% Senior Notes
On June 2, 2026, we issued $600.0 million aggregate principal amount of the 6.375% Senior Notes. The 6.375% Senior Notes mature on June 15, 2034 and bear interest at a rate of 6.375% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning December 15, 2026. The 6.375% Senior Notes are guaranteed on a senior unsecured basis by each of our existing and future domestic subsidiaries that is a borrower or guarantor under the Credit Agreement, subject to certain exceptions.
We may redeem the 6.375% Senior Notes, in whole or in part, at any time on or after June 15, 2029 at specified redemption prices plus accrued and unpaid interest. If redeemed on or after June 15, 2029, the redemption prices, as a percentage of the principal of the 6.375% Senior Notes to be redeemed are as follows: (i) on or after June 15, 2029, 103.188%; (ii) on or after

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
June 15, 2030, 101.594%; and (iii) on or after June 15, 2031, 100.000%. At any time prior to June 15, 2029, we may also redeem up to 40% of the 6.375% Senior Notes using the net proceeds of certain equity offerings, at a redemption price equal to 106.375% of the principal amount of the 6.375% Senior Notes to be redeemed, plus accrued and unpaid interest; provided, that at least 50% of the original aggregate principal amount of the 6.375% Senior Notes issued under the indenture governing the 6.375% Senior Notes must remain outstanding after each such redemption. At any time prior to June 15, 2029, we may redeem some or all of the 6.375% Senior Notes at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, and a “make-whole” premium. Upon a change of control, we may be required to offer to purchase the 6.375% Senior Notes at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest. Additionally, upon the sale of certain assets, we may be required to offer to purchase the 6.375% Senior Notes at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest.
The indenture governing the 6.375% Senior Notes contains customary terms and covenants, including limitations on the incurrence of additional indebtedness, the making of restricted payments, the creation of liens, the transfer or sale of assets, the creation of restrictions on the payment of dividends to us by the guarantors, mergers or consolidations and affiliate transactions and provides that upon certain events of default occurring and continuing, either the trustee or the holders of at least 30% in aggregate principal amount of the 6.375% Senior Notes then outstanding may declare the entire principal amount of the 6.375% Senior Notes, and the interest accrued on such 6.375% Senior Notes, to be immediately due and payable.
3.25% Convertible Notes
On June 11, 2024, we issued $373.8 million aggregate principal amount of our 3.25% Convertible Notes. The 3.25% Convertible Notes bear interest at a rate of 3.25% per annum, payable semi-annually in arrears on June 15 and December 15 of each year. The 3.25% Convertible Notes mature on June 15, 2030, unless earlier converted, redeemed or repurchased. Prior to the close of business on the business day immediately preceding December 15, 2029, the 3.25% Convertible Notes will be convertible at the option of the holders only upon the occurrence of certain events and during certain periods. Thereafter, the 3.25% Convertible Notes will be convertible at the option of the holders at any time until the close of business on the second scheduled trading day immediately preceding their maturity date.
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
As of June 30, 2026, one of the conditions permitting the holders of the 3.25% Convertible Notes to convert continued to be met. Our common stock traded above 130% of the $77.88 conversion price for at least 20 trading days during the period of 30 consecutive trading days ending on June 30, 2026 (the last trading day of the calendar quarter). The holders of the 3.25% Convertible Notes have the right to convert through September 30, 2026, at which point we will re-evaluate whether the 3.25% Convertible Notes will continue to be convertible in the subsequent calendar quarter. In the event the holders of the 3.25% Convertible Notes elect to convert a portion or all of their 3.25% Convertible Notes, the principal amount is required to be settled in cash. As a result, the $373.8 million principal amount remains classified as a current liability as of June 30, 2026 in our Condensed Consolidated Balance Sheets. Any conversion premium will be satisfied with cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.
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
3.75% Convertible Notes
On May 11, 2023, we issued $373.8 million aggregate principal amount of our 3.75% Convertible Notes. The 3.75% Convertible Notes bear interest at a rate of 3.75% per annum payable semiannually in arrears on May 15 and November 15 of each year and mature on May 15, 2028, unless earlier converted, redeemed or repurchased.
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
Exchange Agreements
On February 18, 2026, we entered into separate and privately negotiated agreements (the “Exchange Agreements”) with a limited number of holders of the 3.75% Convertible Notes pursuant to which we agreed to exchange $100.0 million aggregate principal amount of the 3.75% Convertible Notes for cash consideration (each such note, the “Exchanged Notes,” and each such transaction, a “Note Exchange Transaction”). The consideration payable under the Exchange Agreements was based, in part, on the volume-weighted average price of our common stock during a 15 trading-day measurement period beginning on February 18, 2026.
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
On March 11, 2026, we settled the Note Exchange Transactions in cash for total consideration of $289.7 million, consisting of $288.5 million paid to settle the Note Exchange Transactions and $1.2 million of accrued interest. We incurred $2.9 million of inducement expense and $6.8 million of related charges, which are included in Loss on convertible debt transactions, net in our Condensed Consolidated Statements of Operations. No shares of our common stock were issued in connection with the settlement of the Note Exchange Transactions. As of June 30, 2026, $273.7 million aggregate principal amount of the 3.75% Convertible Notes remained outstanding.

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
The transactions settled on March 10, 2026 and we received $56.7 million of cash proceeds. The capped call transactions were determined to be equity-classified at inception under ASC 815; accordingly, the proceeds from the partial unwind were recorded as a capital transaction within additional paid-in capital.
Redemption of the 3.75% Convertible Notes
On the Call Notice Date, we called the outstanding $273.7 million aggregate principal amount of 3.75% Convertible Notes for redemption on August 10, 2026. Holders of the 3.75% Convertible Notes may convert their 3.75% Convertible Notes at any time before the close of business on August 6, 2026. As a result of sending the notice of redemption, the conversion rate was increased for all conversions of 3.75% Convertible Notes on or after the Call Notice Date and through the close of business on August 6, 2026 by 0.1309 shares of our common stock. The conversion rate (including the additional shares) for all conversions of 3.75% Convertible Notes on or after the Call Notice Date and through the close of business on August 6, 2026 is 21.8116 shares of our common stock per $1,000 principal amount of 3.75% Convertible Notes. We elected to settle conversions on or after the Call Notice Date and through the close of business on August 6, 2026 by paying cash up to $2,617.40 per $1,000 principal amount of the 3.75% Convertible Notes to be converted (which, on an as-converted basis, corresponds to approximately $120.00 per share of our common stock) and delivering shares of our common stock in respect of the remainder, if any, of the conversion obligation in excess thereof.
Prior to our irrevocable Conversion Election, we had the ability to settle the 3.75% Convertible Notes using cash, shares, or any combination of the two. Accordingly, the embedded conversion option derivative qualified for the scope exception for contracts indexed to and settled in an entity’s own equity under ASC 815 and was not required to be accounted for as separate derivative instrument. Upon our Conversion Election, the embedded conversion option no longer qualified for the equity scope exception. We reassessed the embedded conversion option in accordance with ASC 815 and concluded it was required to be bifurcated and accounted for separately as a derivative liability as of the Call Notice Date, with a corresponding adjustment to the carrying amount of the 3.75% Convertible Notes.
Upon bifurcation of the conversion option on the Call Notice Date, we recorded an embedded conversion option derivative liability at fair value of $527.9 million, a debt discount of $273.7 million against the carrying value of the 3.75% Convertible Notes, a $2.9 million expense of previously unamortized debt issuance costs, resulting in a $257.1 million Loss on convertible debt transactions, net.
Subsequent to initial recognition, the embedded conversion option derivative liability must be remeasured at fair value at each reporting date, with changes in fair value recognized in earnings in accordance with ASC 815. The fair value of the embedded conversion option derivative liability recognized on our Condensed Consolidated Balance Sheets was $630.5 million as of June 30, 2026. We recognized a loss on derivative remeasurement in Loss on convertible debt transactions, net of $102.6 million in our Condensed Consolidated Statement of Operations during the three months ended June 30, 2026 which, along with the $257.1 million previously recorded at the Call Notice Date, resulted in a $359.7 million Loss on convertible debt transactions, net for the three months ended June 30, 2026.
The debt discount associated with the bifurcation is amortized to interest expense over the remaining term of the 3.75% Convertible Notes using the effective interest method in accordance with ASC 835, Interest. We recognized interest expense of $3.5 million in our Condensed Consolidated Statement of Operations during the three and six months ended June 30, 2026. The remainder of the debt discount will be amortized to interest expense during the three months ending September 30, 2026.
The capped call transactions associated with the 3.75% Convertible Notes continue to qualify for equity classification under ASC 815.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Credit Agreement
On August 5, 2025, we entered into the Credit Agreement. The Credit Agreement consists of (1) a $600.0 million Revolver, (2) a $600.0 million senior secured term loan (the “Initial Term Loan”) and (3) an additional $75.0 million senior secured term loan (the “Delayed Draw Term Loan”). We borrowed $75.0 million under the Delayed Draw Term Loan on October 2, 2025 and repaid the amount outstanding thereunder on October 31, 2025. The Credit Agreement also includes an accordion feature that allows us to increase borrowings under the Revolver, request a new tranche of term loans, or issue one or more series of notes or loans or any bridge financing pursuant to financing documentation other than the Credit Agreement, or a combination thereof, in an amount not to exceed (1) the greater of (a) $535.0 million and (b) the amount equal to 100% of Consolidated EBITDA (as defined in the Credit Agreement), calculated on a pro forma basis, plus (2) unlimited additional amounts so long as on a pro forma basis after giving effect to the incurrence of additional indebtedness and after giving effect to all other appropriate pro forma adjustments, the ratio of consolidated funded secured indebtedness to Consolidated EBITDA (as defined in the Credit Agreement) does not exceed 1.25 to 1.0, in each case, subject to lender approval. The Credit Agreement includes a $150.0 million sublimit for letters of credit ($75.0 million for financial letters of credit) and a $20.0 million sublimit for swingline loans.
As of June 30, 2026, the total unused availability under the Revolver was $584.9 million, resulting from $15.1 million in issued and outstanding letters of credit and no amount drawn under the Revolver. The letters of credit had expiration dates between August 2026 and June 2027. During the second quarter, we borrowed and repaid $170.0 million on the Revolver.
We may borrow under the Credit Agreement, at our option, at either (a) term SOFR plus an applicable margin ranging from 1.25% to 2.0%, or (b) a base rate plus an applicable margin ranging from 0.25% to 1.0%. The applicable margin will be based on our consolidated leverage ratio set forth on the most recent compliance certificate delivered quarterly. In addition, we have agreed to pay an unused commitment fee ranging from 0.175% to 0.350%, depending on our consolidated leverage ratio set forth on the most recent compliance certificate delivered quarterly. The Initial Term Loan and Revolver will mature on August 5, 2030. The Initial Term Loan will amortize at 2.5% per year payable in quarterly installments beginning with the quarter ending December 31, 2026 through September 30, 2027 and increasing to 5.0% per year payable in quarterly installments until the maturity date.
Covenants and Events of Default
Our Credit Agreement requires us to comply with various affirmative, restrictive and financial covenants, including the financial covenants described below. Our failure to comply with these covenants following any relevant cure periods would constitute an event of default under the Credit Agreement. The indentures governing our 3.25% Convertible Notes, our 3.75% Convertible Notes and our 6.375% Senior Notes also require us to comply with various covenants. Our failure to comply with these covenants following any relevant cure periods would constitute an event of default under the indentures governing our 3.25% Convertible Notes, our 3.75% Convertible Notes and our 6.375% Senior Notes. Additionally, our failure to pay principal, interest or other amounts when due or within the relevant grace period on our 6.375% Senior Notes, our 3.25% Convertible Notes, our 3.75% Convertible Notes or our Credit Agreement would constitute an event of default under the 6.375% Senior Notes indenture, the 3.25% Convertible Notes indenture, the 3.75% Convertible Notes indenture or the Credit Agreement. A default under our Credit Agreement could result in (i) us no longer being entitled to borrow under such facility; (ii) the termination of such facility; (iii) the requirement that any letters of credit under such facility be cash collateralized; (iv) the acceleration of amounts owed under the Credit Agreement; and/or (v) the foreclosure on any collateral securing the obligations under such facility. A default under the 6.375% Senior Notes indenture, the 3.25% Convertible Notes indenture or the 3.75% Convertible Notes indenture could result in acceleration of the maturity of the notes.
The financial covenants under the terms of our Credit Agreement require the maintenance of a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio. As of June 30, 2026, we were in compliance with all covenants contained in the Credit Agreement and in the indentures governing our notes. We are not aware of any non-compliance by any of our unconsolidated real estate ventures with the covenants contained in their debt agreements.
Debt Issuance Costs
During the three and six months ended June 30, 2026, we capitalized $9.9 million in third party offering costs related to the issuance of the 6.375% Senior Notes. These debt issuance costs will be amortized over the expected life of the 6.375% Senior Notes.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
15. Other (income) expense, net
The components of the Total other (income) expense, net are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Loss on convertible debt transactions, net (1)	$359,719	$—	$369,423	$—
Interest income	(5,147)	(5,761)	(10,996)	(12,029)
Interest expense (2)	21,761	7,927	38,093	15,684
Equity in income of affiliates, net	(5,697)	(3,698)	(9,170)	(4,792)
Other income, net	(4,492)	(2,462)	(3,831)	(2,525)
Total other (income) expense, net	366,144	(3,994)	383,519	(3,662)
(1)The loss on convertible debt transactions, net includes $356.7 million and $363.5 million of loss on derivative remeasurement related to the 3.75% Convertible Notes during the three and six months ended June 30, 2026, respectively. See Note 14 for details.
(2)Interest expense includes $3.5 million related to the amortization of convertible debt discount associated with the 3.75% Convertible Notes during the three and six months ended June 30, 2026. See Note 14 for details.
16. Weighted Average Shares Outstanding and Net Income (Loss) Per Share
The following table presents a reconciliation of the weighted average shares of common stock used in calculating basic and diluted net income (loss) per share as well as the calculation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Numerator
Net income (loss) attributable to common shareholders	$(278,162)	$71,700	$(319,861)	$38,044
Add: Interest expense related to Convertible Notes	—	2,994	—	5,988
Net income (loss) attributable to common shareholders for diluted earnings per share	$(278,162)	$74,694	$(319,861)	$44,032
Denominator
Weighted average common shares outstanding, basic	43,751	43,746	43,641	43,605
Add: Dilutive effect of RSUs	—	543	—	564
Add: Dilutive effect of Convertible Notes	—	8,466	—	8,447
Weighted average common shares outstanding, diluted	43,751	52,755	43,641	52,616

Net income (loss) per share, basic	$(6.36)	$1.64	$(7.33)	$0.87
Net income (loss) per share, diluted	$(6.36)	$1.42	$(7.33)	$0.84
Basic net income (loss) per share attributable to common stockholders is calculated by dividing net income (loss) attributable to common stockholders by the weighted average shares of common stock outstanding for the period. Diluted net income (loss) per share attributable to common stockholders includes the effect of potentially dilutive securities when their effect is dilutive. Potentially dilutive securities consist of unvested RSUs, which are included using the treasury stock method, and shares issuable upon conversion of the 3.25% Convertible Notes and 3.75% Convertible Notes, which are included using the if-converted method.
Due to net losses for the three and six months ended June 30, 2026, 488,000 and 509,000 shares related to unvested RSUs and 7,983,000 and 8,705,000 shares related to the potential conversion of the convertible notes, respectively, were excluded from the calculation of diluted weighted average shares outstanding because their inclusion would have been anti-dilutive.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The capped call transactions associated with the 3.25% Convertible Notes and 3.75% Convertible Notes were not included in the calculation of diluted weighted average shares outstanding because their effect would have been anti-dilutive.
17. Income Taxes
The following table presents the provision for income taxes for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Provision for income taxes	$32,248	$27,214	$20,129	$15,458
Effective tax rate	(13.5%)	25.3%	(7.0%)	22.9%
Our effective tax rate for the three and six months ended June 30, 2026 is lower than the prior period primarily due to nondeductible losses on convertible debt transactions and the related amortization of convertible debt discount, as described in Note 15 of “Notes to the Condensed Consolidated Financial Statements.”
18. Contingencies - Legal Proceedings
Liabilities relating to legal proceedings and government inquiries, to the extent that we have concluded such liabilities are probable and the amounts of such liabilities are reasonably estimable, are recorded in the consolidated balance sheets. Disclosure is required when a material loss is probable but not reasonably estimable, a material loss is reasonably possible but not probable, or when it is reasonably possible that the amount of a loss will exceed the amount recorded. The total liabilities recorded in our condensed consolidated balance sheets for legal proceedings and government inquiries were immaterial as of June 30, 2026 and December 31, 2025.
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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
19. Reportable Segment Information
We manage our operations under two reportable segments, Construction and Materials, which are distinguished by differences in business activities. Our reportable segments are the same as our operating segments and correspond with how our chief operating decision maker (“CODM”) regularly reviews financial information to allocate resources and assess performance. We identified our CODM as our Chief Executive Officer.
Our CODM evaluates segment performance and makes business decisions based on operating income, which excludes non-operating income or expense. Segment assets include property and equipment, intangibles, goodwill, inventory and equity in construction joint ventures.
Summarized segment information is as follows (in thousands):

Three months ended June 30,	Construction	Materials	Total
2026
Total revenue from reportable segments	$1,207,479	$364,849	$1,572,328
Elimination of intersegment revenue	—	(116,456)	(116,456)
Revenue	1,207,479	248,393	1,455,872
Cost of revenue	1,008,785	208,316	1,217,101
Gross profit	198,694	40,077	238,771
Selling, general and administrative expenses	61,267	8,928	70,195
(Gain) loss on sales of property and equipment, net	(2,062)	86	(1,976)
Operating income from reportable segments	$139,489	$31,063	$170,552
Depreciation, depletion and amortization	$17,472	$27,379	$44,851
2025
Total revenue from reportable segments	$937,426	$251,856	$1,189,282
Elimination of intersegment revenue	—	(63,318)	(63,318)
Revenue	937,426	188,538	1,125,964
Cost of revenue	783,760	143,105	926,865
Gross profit	153,666	45,433	199,099
Selling, general and administrative expenses	48,323	6,022	54,345
Gain on sales of property and equipment, net	(679)	(2,061)	(2,740)
Operating income from reportable segments	$106,022	$41,472	$147,494
Depreciation, depletion and amortization	$19,223	$14,273	$33,496

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Six Months Ended June 30,	Construction	Materials	Total
2026
Total revenue from reportable segments	$1,973,533	$562,340	$2,535,873
Elimination of intersegment revenue	—	(167,536)	(167,536)
Revenue	1,973,533	394,804	2,368,337
Cost of revenue	1,672,659	347,002	2,019,661
Gross profit	300,874	47,802	348,676
Selling, general and administrative expenses	133,443	20,842	154,285
(Gain) loss on sales of property and equipment, net	(6,303)	1,378	(4,925)
Operating income from reportable segments	$173,734	$25,582	$199,316
Depreciation, depletion and amortization	$37,675	$47,762	$85,437
Segment assets as of period end	$805,550	$1,441,161	$2,246,711
2025
Total revenue from reportable segments	$1,552,044	$357,436	$1,909,480
Elimination of intersegment revenue	—	(83,969)	(83,969)
Revenue	1,552,044	273,467	1,825,511
Cost of revenue	1,312,940	229,623	1,542,563
Gross profit	239,104	43,844	282,948
Selling, general and administrative expenses	110,650	14,567	125,217
Gain on sales of property and equipment, net	(2,528)	(2,130)	(4,658)
Operating income from reportable segments	$130,982	$31,407	$162,389
Depreciation, depletion and amortization	$33,675	$27,828	$61,503
Segment assets as of period end	$615,962	$687,175	$1,303,137
A reconciliation of operating income from reportable segments to consolidated income (loss) before income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Total operating income from reportable segments	$170,552	$147,494	$199,316	$162,389
Corporate selling, general and administrative expenses	37,599	31,542	94,459	76,581
Corporate (gain) loss on sales of property and equipment, net	739	(866)	739	(685)
Other costs, net	5,406	13,253	8,443	22,679
Total operating income	126,808	103,565	95,675	63,814
Total other (income) expense, net	366,144	(3,994)	383,519	(3,662)
Income (loss) before income taxes	$(239,336)	$107,559	$(287,844)	$67,476

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025 (our “Annual Report”) and the unaudited condensed consolidated financial statements and the accompanying notes thereto included herein.
Forward-Looking Disclosure
From time to time, Granite makes certain comments and disclosures in reports and statements, including in this Quarterly Report on Form 10-Q, or statements made by its officers or directors, that are not based on historical facts, including statements regarding future events, occurrences, opportunities, circumstances, strategy, activities, performance, outlook, outcomes, guidance, capital expenditures, committed and awarded projects, results, the redemption and conversions of our 3.75% Convertible Notes and strategic actions, that may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by words such as “future,” “outlook,” “assumes,” “believes,” “expects,” “estimates,” “anticipates,” “intends,” “plans,” “appears,” “may,” “will,” “should,” “could,” “would,” “continue,” and the negatives thereof or other comparable terminology or by the context in which they are made. In addition, other written or oral statements that constitute forward-looking statements have been made and may in the future be made by or on behalf of Granite. These forward-looking statements are based on management's current beliefs, assumptions and estimates. These expectations may or may not be realized. Some of these expectations may be based on beliefs, assumptions or estimates that may prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, which could result in our expectations not being realized or otherwise materially affect our business, financial condition, results of operations, cash flows and liquidity. Such risks and uncertainties include, but are not limited to, those more specifically described in our Annual Report under “Item 1A. Risk Factors.” Due to the inherent risks and uncertainties associated with our forward-looking statements, the reader is cautioned not to place undue reliance on them. The reader is also cautioned that the forward-looking statements contained herein speak only as of the date of this Quarterly Report on Form 10-Q and, except as required by law, we undertake no obligation to revise or update any forward-looking statements for any reason.
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
Current Economic Environment and Outlook
Funding for our public work projects, which account for approximately 80% of our Committed and Awarded Projects (“CAP”), is dependent on federal, state, regional and local revenues. At the federal level, the $1.2 trillion Infrastructure Investment and Jobs Act (“IIJA”) has increased federal highway, bridge and transit funding to its highest level in more than six decades with $550 billion in incremental funding over five years. The increased multi-year spending commitment improved the programming visibility for state and local governments and drove an increase in project lettings that started in 2023 and continued through the date of this filing. With the IIJA ending in September of 2026, discussions are ongoing in Congress concerning a replacement bill.
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

Our CAP balance continues to be strong with $7.4 billion at the end of the second quarter of 2026. Our CAP is supported by a positive public funding environment and strength in the private markets we serve, which we believe will provide further opportunities for continued CAP growth.
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
Kenny Seng Construction Acquisition
We acquired KSC Utah Investments, Inc. (“Kenny Seng Construction”) on April 23, 2026. The results of operations of Kenny Seng Construction are included in our consolidated financial statements from the date of acquisition, which impacts comparability to the applicable prior periods. See Note 3 of “Notes to the Condensed Consolidated Financial Statements” for further information.

Results of Operations
Our operations are typically affected more by inclement weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability. Therefore, the results of operations of a given quarter are not indicative of the results to be expected for the full year.
The following table presents a financial summary for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Revenue	$1,455,872	$1,125,964	$2,368,337	$1,825,511
Gross profit	$238,771	$199,099	$348,676	$282,948
Selling, general and administrative expenses	$107,794	$85,887	$248,744	$201,798
Other costs, net	$5,406	$13,253	$8,443	$22,679
Operating income	$126,808	$103,565	$95,675	$63,814
Other (income) expense, net	$366,144	$(3,994)	$383,519	$(3,662)
Amount attributable to non-controlling interests	$(6,578)	$(8,645)	$(11,888)	$(13,974)
Net income (loss) attributable to Granite Construction Incorporated	$(278,162)	$71,700	$(319,861)	$38,044
Revenue
Revenue by Segment

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2026		2025		2026		2025
Construction	$1,207,479	82.9%	$937,426	83.3%	$1,973,533	83.3%	$1,552,044	85.0%
Materials	248,393	17.1	188,538	16.7	394,804	16.7	273,467	15.0
Total	$1,455,872	100.0%	$1,125,964	100.0%	$2,368,337	100.0%	$1,825,511	100.0%
Construction Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2026		2025		2026		2025
Public	$946,182	78.4%	$651,923	69.5%	$1,494,504	75.7%	$1,047,808	67.5%
Private	261,297	21.6	285,503	30.5	479,029	24.3	504,236	32.5
Total	$1,207,479	100.0%	$937,426	100.0%	$1,973,533	100.0%	$1,552,044	100.0%
Construction revenue for the three and six months ended June 30, 2026 increased by $270.1 million and $421.5 million, or 28.8% and 27.2%, when compared to 2025. These increases were primarily driven by higher CAP entering the quarter and year, along with $98.4 million and $141.5 million of construction revenue from our recently acquired businesses, Warren Paving, Papich Construction, and Kenny Seng Construction during the three and six months ended June 30, 2026, respectively.
Materials Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2026		2025		2026		2025
Aggregates	$115,763	46.6%	$59,643	31.6%	$206,736	52.4%	$100,045	36.6%
Asphalt	131,864	53.1	128,625	68.2	187,302	47.4	173,063	63.3
Other	766	0.3	270	0.1	766	0.2	359	0.1
Total	$248,393	100.0%	$188,538	100.0%	$394,804	100.0%	$273,467	100.0%
Materials revenue for the three and six months ended June 30, 2026 increased $59.9 million and $121.3 million, or 31.7% and 44.4%, when compared to 2025. This increase was primarily driven by materials revenue from our recently acquired businesses, Warren Paving, Papich Construction, Cinderlite and Kenny Seng Construction, which was $59.9 million and $110.2 million for the three and six months ended June 30, 2026, respectively.
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

(dollars in thousands)	June 30, 2026		March 31, 2026		December 31, 2025
Unearned revenue	$5,056,462	68.2%	$4,930,788	68.8%	$4,123,113	59.2%
Other awards	2,362,368	31.8	2,238,394	31.2	2,846,259	40.8
Total	$7,418,830	100.0%	$7,169,182	100.0%	$6,969,372	100.0%

(dollars in thousands)	June 30, 2026		March 31, 2026		December 31, 2025
Customer type:
Public	$6,064,511	81.7%	$6,235,198	87.0%	$6,058,998	86.9%
Private	1,354,319	18.3	933,984	13.0	910,374	13.1
Total	$7,418,830	100.0%	$7,169,182	100.0%	$6,969,372	100.0%
CAP of $7.4 billion at June 30, 2026 was $249.6 million or 3.5% higher than at March 31, 2026. Significant additions to CAP during the three months ended June 30, 2026 included $117 million for a highway expansion project in Utah, $62 million for a data center project in Nevada, $50 million for a bridge project in Nevada, $50 million for a dam replacement project in California, $49 million for an airport runway project in California and $41 million for a roadway improvement project in Florida. Of these projects, the data center project in Nevada and the dam replacement project in California are in the private sector, while the remaining projects are in the public sector.
Non-controlling partners’ share of CAP as of June 30, 2026, March 31, 2026 and December 31, 2025 was $308.7 million, $336.9 million and $361.4 million respectively.
At June 30, 2026, one contract with remaining CAP of $10 million or more had total forecasted losses with remaining revenue of $13.0 million, or 0.2%, of total CAP. Provisions are recognized in the consolidated statements of operations for the full amount of estimated losses on uncompleted contracts whenever evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue.
Gross Profit
The following table presents gross profit by reportable segment for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Construction	$198,694	$153,666	$300,874	$239,104
Percent of segment revenue	16.5%	16.4%	15.2%	15.4%
Materials	40,077	45,433	47,802	43,844
Percent of segment revenue	16.1%	24.1%	12.1%	16.0%
Total gross profit	$238,771	$199,099	$348,676	$282,948
Percent of total revenue	16.4%	17.7%	14.7%	15.5%

Construction gross profit for the three and six months ended June 30, 2026 increased by $45.0 million and $61.8 million, or 29.3% and 25.8%, when compared to 2025 primarily due to higher revenue and improved project execution across our project portfolio. For the six month period, gross profit margin decreased year-over-year primarily due to a reduction in the favorable impact of claim settlements.
Materials gross profit for the three months ended June 30, 2026 decreased $5.4 million when compared to 2025. The decreased gross profit was primarily due to the impact of severe weather in the southeast and higher production costs associated with quarry development activities in the current year. The decrease was also driven by increased purchase accounting-related charges such as step-up depreciation and intangible asset amortization from our recently acquired businesses.
Materials gross profit for the six months ended June 30, 2026 increased $4.0 million when compared to 2025, despite the impact of severe weather in the southeast in the second quarter and higher production costs associated with quarry development activities in the current year. The increased gross profit was primarily driven by gross profit from our recently acquired businesses, Warren Paving, Papich Construction, Cinderlite and Kenny Seng Construction, of $4.4 million for the six months ended June 30, 2026, which included $9.9 million of purchase accounting-related charges such as step-up depreciation and intangible asset amortization.
See Note 3 of “Notes to the Condensed Consolidated Financial Statements” for further information about acquisitions.
Selling, General and Administrative Expenses
The following table presents the components of selling, general and administrative (“SG&A”) expenses for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Salaries and related expenses	$53,771	$45,992	$116,488	$101,408
Incentive compensation	14,893	6,397	17,194	7,065
Stock-based compensation	2,208	2,126	44,600	32,179
Other SG&A expenses	36,922	31,372	70,462	61,146
Total SG&A expenses	$107,794	$85,887	$248,744	$201,798
Percent of revenue	7.4%	7.6%	10.5%	11.1%
SG&A expenses include the costs for estimating and bidding, including offsetting customer reimbursements for portions of our selling/bid submission expenses (i.e., stipends), business development, materials facility permits, and costs related to our operational offices that are not allocated to direct contract costs and expenses related to our corporate functions. Other SG&A expenses include travel and entertainment, outside services, information technology, depreciation, occupancy, training, office supplies, changes in the fair market value of our non-qualified deferred compensation plan liability and other miscellaneous expenses. SG&A expenses can vary depending on the volume of projects in process and the number of employees assigned to estimating and bidding activities. As projects are completed or the volume of work slows down, we temporarily redeploy project employees to bid on new projects, moving their salaries and related costs from cost of revenue to selling expenses. SG&A expenses for the three months ended June 30, 2026 increased $21.9 million compared to the same period in 2025, primarily due to $7.8 million of higher salaries and related expenses due to increased labor costs and $8.5 million of increased incentive compensation due to improved financial performance. SG&A expenses for the three months ended June 30, 2026 related to our recently acquired businesses, Warren Paving, Papich Construction, Cinderlite, and Kenny Seng Construction were $8.7 million. SG&A expenses for the six months ended June 30, 2026 increased $46.9 million compared to the same period in 2025, primarily due to $15.1 million of higher salaries and related expenses due to increased labor costs, as well as a $12.4 million increase in stock-based compensation and a $10.1 million increase in incentive compensation, both due to improved financial performance. SG&A expenses for the six months ended June 30, 2026 related to our recently acquired businesses, Warren Paving, Papich Construction, Cinderlite, and Kenny Seng Construction were $13.6 million.

Other Costs, net
The following table presents other costs, net for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Other costs, net	$5,406	$13,253	$8,443	$22,679
Other costs, net mainly consists of acquisition and integration costs and, in the prior year, legal costs related to the defense of a former Company officer in his civil litigation with the SEC. The decrease of $7.8 million and $14.2 million for the three and six months ended June 30, 2026 was primarily driven by a reduction in legal costs following the resolution of our former officer's civil litigation in January 2026. The decreases were also driven by lower acquisition and integration costs in the current year. See Note 1 and Note 3 of the “Notes to the Condensed Consolidated Financial Statements” for information on our recent acquisitions.
Other (Income) Expense, net
The following table presents Other (income) expense, net for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Loss on convertible debt transactions, net	$359,719	$—	$369,423	$—
Interest income	(5,147)	(5,761)	(10,996)	(12,029)
Interest expense	21,761	7,927	38,093	15,684
Equity in income of affiliates, net	(5,697)	(3,698)	(9,170)	(4,792)
Other income, net	(4,492)	(2,462)	(3,831)	(2,525)
Total other (income) expense, net	$366,144	$(3,994)	$383,519	$(3,662)
During the three and six months ended June 30, 2026, total other expense, net increased $370.1 million and $387.2 million, respectively, compared to 2025. The increase was primarily due to losses on convertible debt transactions of $359.7 million and $369.4 million during the three and six months ended June 30, 2026, respectively (see Note 14 of “Notes to the Condensed Consolidated Financial Statements”). Interest expense increased by $13.8 million and $22.4 million for the three and six months periods, respectively, primarily due to increased borrowings under our credit agreement and the issuance of $600.0 million of our 6.375% senior notes due 2034 (the “6.375% Senior Notes”) during the second quarter and also included $3.5 million of interest expense related to the amortization of the debt discount associated with the 3.75% Convertible Notes (see Note 14 of “Notes to the Condensed Consolidated Financial Statements”).
Income Taxes
The following table presents the provision for income taxes for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Provision for income taxes	$32,248	$27,214	$20,129	$15,458
Effective tax rate	(13.5%)	25.3%	(7.0%)	22.9%
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

Our material cash requirements include paying the costs and expenses associated with our operations, servicing outstanding indebtedness, making capital expenditures and paying dividends on our capital stock. We may also from time to time prepay or repurchase outstanding indebtedness, repurchase shares of our common stock or acquire assets or businesses that are complementary to our operations. During the three months ended June 30, 2026, we issued $600.0 million aggregate principal amount of our 6.375% Senior Notes and called for redemption all of our 3.75% Convertible Notes. See Note 14 of “Notes to the Condensed Consolidated Financial Statements” for information on the 6.375% Senior Notes, exchange transactions related to our 3.75% Convertible Notes, the redemption of our 3.75% Convertible Notes, the Conversion Election and the related accounting treatment and effects of the Conversion Election. See Note 3 of “Notes to the Condensed Consolidated Financial Statements” for information on our recent acquisitions.
We believe our primary sources of liquidity will be sufficient to meet our expected working capital needs, capital expenditures, financial commitments, including the redemption and conversions of our 3.75% Convertible Notes, cash dividend payments and other liquidity requirements associated with our existing operations for the next twelve months. We also believe our primary sources of liquidity, access to debt and equity capital markets and cash expected to be generated from operations will be sufficient to meet our long-term requirements and plans. However, there can be no assurance that sufficient capital will continue to be available or that it will be available on terms acceptable to us.
As of June 30, 2026, our cash and cash equivalents consisted of deposits and money market funds held with established national financial institutions and marketable securities consisting of commercial paper, corporate notes and bonds, Municipal notes and bonds and U.S. Government and agency obligations.
As of June 30, 2026, the total unused availability under our Revolver was $584.9 million, resulting from $15.1 million in issued and outstanding letters of credit and no amount drawn under the Revolver. During the second quarter, we borrowed and repaid $170.0 million on the Revolver.
As of June 30, 2026, one of the conditions permitting the holders of the 3.25% Convertible Notes to convert continued to be met. Our common stock traded above 130% of the $77.88 conversion price for at least 20 trading days during the period of 30 consecutive trading days ended on June 30, 2026 (the last trading day of the calendar quarter). The holders of the 3.25% Convertible Notes have the right to convert through September 30, 2026, at which point we will re-evaluate whether the 3.25% Convertible Notes will continue to be convertible in the subsequent calendar quarter. In the event the holders of the 3.25% Convertible Notes elect to convert a portion, or all of their 3.25% Convertible Notes, the principal amount is required to be settled in cash. As a result, the $373.8 million principal amount remains classified as a current liability as of June 30, 2026 in the Condensed Consolidated Balance Sheets. Any conversion premium will be satisfied with cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. At current market prices of our common stock, we do not expect holders to elect to convert their notes as the trading price of the notes in the secondary market exceeds the value a holder would receive upon conversion of such notes. In the unlikely event a holder elects to convert, we would use cash on hand or draw on our Revolver as needed.
On the Call Notice Date, we called the outstanding $273.7 million aggregate principal amount of 3.75% Convertible Notes for redemption on August 10, 2026. We expect that all or substantially all of the holders of the 3.75% Convertible Notes will elect to convert their notes in connection with the notice of redemption. We expect to settle such conversion requests on August 12, 2026 in cash up to approximately $716.5 million, or $2,617.40 per each $1,000 principal amount of the 3.75% Convertible Notes (which, on an as-converted basis, corresponds to approximately $120.00 per share of our common stock), with any remaining conversion consideration to be paid in shares of our common stock. The actual amount of consideration that we will be required to pay to settle such conversion requests will depend on our stock price during the relevant observation period and therefore remains subject to change. If our stock price during the observation period declines, or if not all holders of the 3.75% Convertible Notes elect to convert their notes in connection with the notice of redemption, the amount of cash (and number of shares, if applicable) we would use to settle such conversion requests would be correspondingly reduced. Net proceeds from the issuance of the 6.375% Senior Notes are expected to fund cash settlements associated with conversions and redemption of the 3.75% Convertible Notes. As a result of calling the 3.75% Convertible Notes, we have classified the 3.75% Convertible Notes as a current liability as of June 30, 2026 in the Condensed Consolidated Balance Sheets. See Note 14 of “Notes to the Condensed Consolidated Financial Statements” for information regarding the redemption of the 3.75% Convertible Notes.
Additionally, in connection with the redemption and conversions of the 3.75% Convertible Notes, we expect to unwind and terminate the capped call transactions we entered into in connection with the offering of the 3.75% Convertible Notes (the “2023 capped call transactions”). In such unwind and termination, we expect to receive an amount from the financial institutions that are counterparties to the 2023 capped call transactions equal to the fair value of such transactions, with such amount and the form of consideration determined at the time of the unwind and termination. The 2023 capped call transactions were entered into to reduce dilution and/or offset cash payments we are required to make in excess of the principal amount of any converted 3.75% Convertible Notes up to a cap price of $79.83 per share of our common stock.

In evaluating our liquidity position and needs, we also consider cash and cash equivalents held by our consolidated construction joint ventures (“CCJVs”). The following table presents our cash, cash equivalents and marketable securities, including amounts from our CCJVs, as of the respective dates:

(in thousands)	June 30, 2026	December 31, 2025
Cash and cash equivalents excluding CCJVs	$722,584	$383,636
CCJV cash and cash equivalents (1)	154,537	145,584
Total consolidated cash and cash equivalents	877,121	529,220
Short-term marketable securities (2)	36,852	71,021
Long-term marketable securities (2)	17,550	49,534
Total cash, cash equivalents and marketable securities	$931,523	$649,775
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
(2)All marketable securities were classified as held-to-maturity and consisted of commercial paper, corporate notes and bonds, Municipal notes and bonds and U.S. Government and agency obligations as of June 30, 2026 and December 31, 2025.
Granite’s portion of CCJV cash and cash equivalents was $95.9 million and $90.6 million as of June 30, 2026 and December 31, 2025, respectively. Excluded from the table above is $31.2 million and $35.0 million as of June 30, 2026 and December 31, 2025, respectively, of Granite’s portion of unconsolidated construction joint venture cash and cash equivalents.
Capital Expenditures
Major capital expenditures are typically for aggregate and asphalt production facilities, aggregate reserves, construction equipment, buildings and leasehold improvements and investments in our information technology systems. The timing and amount of such expenditures can vary based on the progress of planned capital projects, the type and size of construction projects, changes in business outlook and other factors. During the six months ended June 30, 2026, we had capital expenditures of $55.9 million, compared to $61.0 million during the six months ended June 30, 2025. We currently anticipate 2026 capital expenditures to be between approximately $140.0 million and $160.0 million, including approximately $50.0 million in planned strategic materials investments.
Cash Flows

	Six Months Ended June 30,
(in thousands)	2026	2025
Net cash provided by (used in):
Operating activities	$141,544	$5,438
Investing activities	$(114,428)	$(207,255)
Financing activities	$320,785	$(54,496)
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
Cash provided by operating activities of $141.5 million for the six months ended June 30, 2026 represents a $136.1 million increase in cash provided by operating activities when compared to the same period of 2025. The change was primarily attributable to an $83.4 million increase in cash provided by working capital, which includes receivables, net contract assets, inventories, other assets, accounts payable and accrued expenses and other liabilities. Additionally, net income after adjusting for non-cash items increased $34.5 million and an increase in distributions from, net of contributions to, unconsolidated construction joint ventures and affiliates of $18.2 million when compared to the same period of 2025.
Investing activities
Cash used in investing activities of $114.4 million for the six months ended June 30, 2026, compared to cash used in investing activities of $207.3 million for the same period in 2025, represents an $92.8 million decrease in cash used in investing activities. The change was primarily due to $221.5 million less purchases of marketable securities net of maturities, $25.0 million collection of note receivable and $7.8 million less purchases of property and equipment, net of sales. This was partially offset by $162.1 million of cash used for the acquisition of Kenny Seng Construction.
Financing activities
Cash provided by financing activities of $320.8 million for the six months ended June 30, 2026 represents a $375.3 million increase in cash provided by financing activities when compared to the same period of 2025. The increase was primarily driven by $600.0 million from the issuance of our 6.375% Senior Notes, $170.0 million of proceeds from the Revolver, $56.7 million in proceeds from the partial unwind of the capped call transactions and $25.5 million of decreased net distributions to non-controlling partners. This was partially offset by $288.5 million of repayments of a portion of our 3.75% Convertible Notes and $170.0 million repayment on the Revolver in the current year.
Derivatives
We recognize derivative instruments as either assets or liabilities in the Condensed Consolidated Balance Sheets at fair value using Level 2 or Level 3 inputs. See Note 9 to “Notes to the Condensed Consolidated Financial Statements” for further information. The capped call transactions related to the 3.75% Convertible Notes and 3.25% Convertible Notes were recorded to equity on our Condensed Consolidated Balance Sheets based on the cash proceeds. See Note 14 to “Notes to the Condensed Consolidated Financial Statements” for further information.
Surety Bonds and Real Estate Mortgages
We are generally required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At June 30, 2026, approximately $4.4 billion of our $7.4 billion CAP was bonded. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds when the obligations of the underlying contract have been fulfilled. The ability to maintain bonding capacity requires that we maintain cash and working capital balances satisfactory to our sureties.
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
Covenants and Events of Default
Our Credit Agreement requires us to comply with various affirmative, restrictive and financial covenants, including the financial covenants described below. Our failure to comply with these covenants following any relevant cure periods would constitute an event of default under the Credit Agreement. The indentures governing our 3.25% Convertible Notes, our 3.75% Convertible Notes and our 6.375% Senior Notes also require us to comply with various covenants. Our failure to comply with these covenants following any relevant cure periods would constitute an event of default under the indentures governing our 3.25% Convertible Notes, our 3.75% Convertible Notes and our 6.375% Senior Notes. Additionally, our failure to pay principal, interest or other amounts when due or within the relevant grace period on our 6.375% Senior Notes, 3.25% Convertible Notes, our 3.75% Convertible Notes or our Credit Agreement would constitute an event of default under the 6.375% Senior Notes indenture, the 3.25% Convertible Notes indenture, the 3.75% Convertible Notes indenture or the Credit Agreement. A default under our Credit Agreement could result in (i) us no longer being entitled to borrow under such facility; (ii) the termination of such facility; (iii) the requirement that any letters of credit under such facility be cash collateralized; (iv) the acceleration of amounts owed under the Credit Agreement; and/or (v) the foreclosure on any collateral securing the obligations under such facility. A default under the 6.375% Senior Notes indenture, the 3.25% Convertible Notes indenture or the 3.75% Convertible Notes indenture could result in acceleration of the maturity of the notes.
The financial covenants under the terms of the Credit Agreement require the maintenance of a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio. As of June 30, 2026, we were in compliance with the covenants in the Credit Agreement and in the indentures governing our notes.

Share Repurchase Program
As announced on February 3, 2022, on February 1, 2022, the Board of Directors authorized us to purchase up to $300.0 million of our common stock at management’s discretion (the “2022 authorization”). There were no shares repurchased under the 2022 authorization in the six months ended June 30, 2026 and 2025, and $157.6 million remained available under the 2022 authorization as of June 30, 2026.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of June 30, 2026, there has been no material change in our exposure to market risk from what was previously disclosed in our Annual Report, except for the equity price risk as set forth below:
In connection with our Conversion Election (as defined above), the embedded conversion option of the 3.75% Convertible Notes is required to be measured at fair value on the consolidated balance sheet at June 30, 2026 and through the date of conversion with changes in fair value being recognized as gains or losses in the consolidated statements of operations. The fair value of the embedded conversion option derivative liability is dependent on, among other things, the price and volatility of our common stock and will generally increase or decrease as the market price of our common stock changes. As of June 30, 2026, based on our stock price as of that date of $158, with all other factors remaining constant, a 10% change in the price of our common stock would cause an approximately $90 million increase or decrease in the value of the embedded conversion option derivative liability, with a corresponding gain or loss on derivative remeasurement in the consolidated statements of operations.
Additionally, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources for a discussion regarding additional equity price risk relating to the settlement of the redemption and associated conversions of the 3.75% Convertible Notes.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
The description of the matters set forth in Part I, Item I of this Report under Note 18 of “Notes to the Condensed Consolidated Financial Statements” is incorporated herein by reference.
Item 1A. RISK FACTORS
There have been no material changes in the risk factors previously disclosed in “Item 1A. Risk Factors” in our Annual Report other than as noted below.
The embedded conversion option associated with our 3.75% Convertible Notes is accounted for as a derivative liability and is recorded at fair value with changes in fair value reported in earnings, which may have an adverse effect on the price of our common stock.
As a result of the Conversion Election, the embedded conversion option associated with our 3.75% Convertible Notes is accounted for as a derivative in accordance with the guidance of ASC 815. Changes in the fair value of the embedded conversion option derivative liability are recognized as gains or losses in the consolidated statements of operations as of each balance sheet date and through the date of settlement. Based on our valuation methodology, the fair value of the embedded conversion option derivative is impacted by fluctuations in the price of our common stock. The price of our common stock can be volatile and is subject to factors beyond our control. These factors include, but are not limited to, those more specifically described in our Annual Report under “Item 1A. Risk Factors.”
Material fluctuations in the price of our common stock from measurement date to measurement date will cause changes in the fair value of our embedded conversion option derivative liability, which can materially impact our operating results and, as a result, the price of our common stock. During the three and six months ended June 30, 2026, we recognized losses on derivative remeasurement of $356.7 million and $363.5 million, respectively, with such changes presented in Loss on convertible debt transactions, net in our Condensed Consolidated Statement of Operations.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended June 30, 2026:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
April 1, 2026 through April 30, 2026	233	$123.25	—	$157,621,254
May 1, 2026 through May 31, 2026	526	$126.25	—	$157,621,254
June 1, 2026 through June 30, 2026	2,275	$156.25	—	$157,621,254
	3,034	$148.51	—
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
Issuance of Common Stock in Connection with Conversions of 3.75% Convertible Notes
On May 11, 2026 we issued 43 shares of our common stock upon the conversion of $2,000 aggregate principal amount of the 3.75% Convertible Notes and on May 13, 2026, we issued 21 shares of our common stock upon the conversion of $1,000 aggregate principal amount of the 3.75% Convertible Notes. These shares were issued in reliance on the exemption from registration pursuant to Section 3(a)(9) of the Securities Act of 1933 as the transactions involved the exchange of securities of the same issuer with existing security holders.

Item 4. MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17CFR 229.104) is included in Exhibit 95 to this Quarterly Report on Form 10-Q.
Item 5. OTHER INFORMATION
Trading Arrangements
During the three months ended June 30, 2026, none of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
Item 6. EXHIBITS

4.1	*
Indenture (including Form of Note) with respect to Granite Construction Incorporated’s 6.375% Senior Notes due 2034, dated June 2, 2026, by and between Granite Construction Incorporated, the Guarantors and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to the Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 2, 2026)

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

GRANITE CONSTRUCTION INCORPORATED

Date:	July 30, 2026	By:	/s/ Staci M. Woolsey
Staci M. Woolsey
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)