Form 10-Q
period 2026-09-30
GRANITE CONSTRUCTION INC
filed 2026-10-29
CIK 861459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 23, 2026.

Class	Outstanding
Common stock, $0.01 par value	44,130,293

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited - in thousands, except share and per share data)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents ($149,707 and $145,584 related to consolidated construction joint ventures (“CCJVs”))	$480,289	$529,220
Short-term marketable securities	32,084	71,021
Receivables, net ($42,153 and $37,398 related to CCJVs)	953,454	630,392
Contract assets ($32,496 and $34,057 related to CCJVs)	297,270	236,879
Inventories	181,200	143,129
Equity in unconsolidated construction joint ventures	122,898	134,670
Other current assets ($2,825 and $3,255 related to CCJVs)	55,521	66,920
Total current assets	2,122,716	1,812,231
Property and equipment, net ($4,798 and $4,961 related to CCJVs)	1,331,606	1,260,823
Long-term marketable securities	13,018	49,534
Investments in affiliates	86,390	96,764
Goodwill	448,395	400,814
Intangible assets, net	202,822	179,548
Right of use assets	184,614	152,678
Other noncurrent assets	78,838	78,001
Total assets	$4,468,399	$4,030,393

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$381,686	$375,896
Accounts payable ($45,586 and $46,708 related to CCJVs)	639,564	430,298
Contract liabilities ($43,546 and $63,500 related to CCJVs)	464,996	327,372
Accrued expenses and other current liabilities ($3,233 and $2,922 related to CCJVs)	419,607	348,179
Total current liabilities	1,905,853	1,481,745
Long-term debt	1,174,339	963,233
Long-term lease liabilities	150,641	125,733
Deferred income taxes, net	147,385	141,489
Other long-term liabilities	93,482	96,660
Commitments and contingencies (see Note 18)
Equity:
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	—	—
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding: 44,130,037 shares as of September 30, 2026 and 43,496,781 shares as of December 31, 2025	441	435
Additional paid-in capital	496,192	402,391
Accumulated other comprehensive income	8,677	1,581
Retained earnings	440,682	774,641
Total Granite Construction Incorporated shareholders’ equity	945,992	1,179,048
Non-controlling interests	50,707	42,485
Total equity	996,699	1,221,533
Total liabilities and equity	$4,468,399	$4,030,393
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$1,766,331	$1,433,498	$4,134,668	$3,259,009
Cost of revenue	1,430,571	1,172,950	3,450,232	2,715,513
Gross profit	335,760	260,548	684,436	543,496
Selling, general and administrative expenses	104,124	101,645	352,868	303,443
Other costs, net	6,998	16,019	15,441	38,698
(Gain) loss on sales of property and equipment, net	300	(767)	(3,886)	(6,110)
Operating income	224,338	143,651	320,013	207,465
Other (income) expense:
(Gain) loss on convertible debt transactions, net	(108,571)	—	260,852	—
Interest income	(6,468)	(5,986)	(17,464)	(18,015)
Interest expense	291,328	13,367	329,421	29,051
Equity in income of affiliates, net	(4,586)	(4,946)	(13,756)	(9,738)
Other income, net	(14,522)	(6,309)	(18,353)	(8,834)
Total other (income) expense, net	157,181	(3,874)	540,700	(7,536)
Income (loss) before income taxes	67,157	147,525	(220,687)	215,001
Provision for income taxes	56,766	38,128	76,895	53,586
Net income (loss)	10,391	109,397	(297,582)	161,415
Amount attributable to non-controlling interests	(7,181)	(6,468)	(19,069)	(20,442)
Net income (loss) attributable to Granite Construction Incorporated	$3,210	$102,929	$(316,651)	$140,973

Net income (loss) per share attributable to common shareholders (see Note 16):
Basic	$0.07	$2.35	$(7.23)	$3.23
Diluted	$0.07	$1.98	$(7.23)	$2.83
Weighted average shares outstanding:
Basic	44,017	43,783	43,767	43,665
Diluted	46,258	53,556	43,767	52,968
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited - in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$10,391	$109,397	$(297,582)	$161,415
Other comprehensive income (loss), net of tax
Net unrealized gain on cash flow hedges, net of tax	$4,457	$239	$8,792	$239
Less: reclassification for net gains (losses) included in interest expense, net of tax	(312)	—	(790)	185
Net change	$4,145	$239	$8,002	$424
Foreign currency translation adjustments, net	(36)	(368)	(906)	1,026
Other comprehensive income (loss), net of tax	$4,109	$(129)	$7,096	$1,450
Comprehensive income (loss), net of tax	$14,500	$109,268	$(290,486)	$162,865
Non-controlling interests in comprehensive income (loss), net of tax	(7,181)	(6,468)	(19,069)	(20,442)
Comprehensive income (loss) attributable to Granite Construction Incorporated, net of tax	$7,319	$102,800	$(309,555)	$142,423
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited - in thousands, except share data)

	Outstanding Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Granite Shareholders’ Equity	Non-controlling Interests	Total Equity
Balances at June 30, 2026	43,764,125	$438	$304,470	$4,568	$443,272	$752,748	$52,588	$805,336
Net income	—	—	—	—	3,210	3,210	7,181	10,391
Other comprehensive income	—	—	—	4,109	—	4,109	—	4,109
Repurchases of common stock (1)	(301,642)	(4)	(37,099)	—	—	(37,103)	—	(37,103)
Restricted stock units (“RSUs”) vested	5,194	—	—	—	—	—	—	—
Repurchases of 3.75% Convertible Notes	662,383	7	83,579	—	—	83,586	—	83,586
Unwind of capped call (2)	—	—	143,653	—	—	143,653	—	143,653
Dividends on common stock ($0.13 per share)	—	—	63	—	(5,800)	(5,737)	—	(5,737)
Transactions with non-controlling interests	—	—	—	—	—	—	(9,062)	(9,062)
Stock-based compensation expense and other	(23)	—	1,526	—	—	1,526	—	1,526
Balances at September 30, 2026	44,130,037	$441	$496,192	$8,677	$440,682	$945,992	$50,707	$996,699

Balances at June 30, 2025	43,778,784	$438	$430,155	$997	$631,158	$1,062,748	$51,607	$1,114,355
Net income	—	—	—	—	102,929	102,929	6,468	109,397
Other comprehensive loss	—	—	—	(129)	—	(129)	—	(129)
Repurchases of common stock (1)	(56,802)	(1)	(6,281)	—	—	(6,282)	—	(6,282)
RSUs vested	14,848	—	—	—	—	—	—	—
Dividends on common stock ($0.13 per share)	—	—	67	—	(5,755)	(5,688)	—	(5,688)
Transactions with non-controlling interests	—	—	—	—	—	—	(8,874)	(8,874)
Stock-based compensation expense and other	(65)	—	2,202	—	—	2,202	—	2,202
Balances at September 30, 2025	43,736,765	$437	$426,143	$868	$728,332	$1,155,780	$49,201	$1,204,981
(1) Represents shares withheld related to employee taxes for RSUs vested under our equity incentive plans in 2026 and 2025, as well as 300,000 and 51,120 shares repurchased under our share repurchase program in 2026 and 2025, respectively.
(2) Represents the unwind of the capped call agreements associated with the 3.75% Convertible Notes, net of $3.4 million of deferred taxes. See Note 14 for further information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

	Outstanding Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Granite Shareholders’ Equity	Non-controlling Interests	Total Equity
Balances at December 31, 2025	43,496,781	$435	$402,391	$1,581	$774,641	$1,179,048	$42,485	$1,221,533
Net loss	—	—	—	—	(316,651)	(316,651)	19,069	(297,582)
Other comprehensive income	—	—	—	7,096	—	7,096	—	7,096
Repurchases of common stock (1)	(458,877)	(5)	(55,767)	—	—	(55,772)	—	(55,772)
RSUs vested	426,473	4	(4)	—	—	—	—	—
Repurchase of 3.75% Convertible Notes	662,383	7	(95,225)	—	—	(95,218)	—	(95,218)
Unwind of capped call (2)	—	—	198,765	—	—	198,765	—	198,765
Dividends on common stock ($0.13 per share per quarter)	—	—	195	—	(17,308)	(17,113)	—	(17,113)
Transactions with non-controlling interests	—	—	—	—	—	—	(10,847)	(10,847)
Stock-based compensation expense and other	3,277	—	45,837	—	—	45,837	—	45,837
Balances at September 30, 2026	44,130,037	$441	$496,192	$8,677	$440,682	$945,992	$50,707	$996,699

Balances at December 31, 2024	43,424,646	$434	$410,739	$(582)	$604,635	$1,015,226	$64,137	$1,079,363
Net income	—	—	—	—	140,973	140,973	20,442	161,415
Other comprehensive income	—	—	—	1,450	—	1,450	—	1,450
Repurchases of common stock (1)	(257,540)	(3)	(21,597)	—	—	(21,600)	—	(21,600)
RSUs vested	565,208	6	(6)	—	—	—	—	—
Dividends on common stock ($0.13 per share per quarter)	—	—	209	—	(17,276)	(17,067)	—	(17,067)
Transactions with non-controlling interests	—	—	—	—	—	—	(35,378)	(35,378)
Stock-based compensation expense and other	4,451	—	36,798	—	—	36,798	—	36,798
Balances at September 30, 2025	43,736,765	$437	$426,143	$868	$728,332	$1,155,780	$49,201	$1,204,981
(1) Represents shares withheld related to employee taxes for RSUs vested under our equity incentive plans in 2026 and 2025, as well as 300,000 and 51,320 shares repurchased under our share repurchase program in 2026 and 2025, respectively.
(2) Represents the unwind of the capped call agreements associated with the 3.75% Convertible Notes, net of $5.0 million of deferred taxes. See Note 14 for further information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - in thousands)

Nine Months Ended September 30,	2026	2025
Operating activities:
Net income (loss)	$(297,582)	$161,415
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	139,770	113,615
Amortization of debt issuance costs	6,230	3,347
Amortization of convertible debt discount	273,747	—
Loss on derivative remeasurement related to convertible notes	254,959	—
Convertible debt inducement expense	2,900	—
Gain on remeasurement of previously held equity method investment	(13,506)	—
Gain on sales of property and equipment, net	(3,886)	(6,110)
Stock-based compensation	46,565	36,845
Equity in net income from unconsolidated construction joint ventures	(13,098)	(5,401)
Net income from affiliates	(13,756)	(9,738)
Other non-cash adjustments	(1,542)	233
Changes in assets and liabilities:
Receivables	(325,647)	(247,391)
Contract assets, net	73,912	97,803
Inventories	(29,585)	(4,659)
Contributions to unconsolidated construction joint ventures	—	(9,163)
Distributions from unconsolidated construction joint ventures and affiliates	18,655	9,096
Other assets, net	26,943	2,726
Accounts payable	192,881	86,247
Accrued expenses and other liabilities, net	66,310	60,747
Net cash provided by operating activities	$404,270	$289,612
Investing activities:
Purchases of marketable securities	—	(238,371)
Maturities of marketable securities	75,795	70,415
Purchases of property and equipment	(89,879)	(87,730)
Proceeds from sales of property and equipment	16,576	10,921
Acquisitions of businesses, net of cash acquired (see Note 3)	(184,314)	(705,278)
Collection of note receivable	24,960	—
Other investing activities	1,005	2,250
Net cash used in investing activities	$(155,857)	$(947,793)
Financing activities:
Proceeds from long-term debt	770,000	610,000
Debt repayments	(1,177,899)	(10,831)
Proceeds from unwind of capped call	203,773	—
Debt issuance costs	(9,975)	(2,558)
Cash dividends paid	(17,031)	(17,030)
Repurchases of common stock	(55,772)	(21,600)
Contributions from non-controlling partners	2,400	3,345
Distributions to non-controlling partners	(13,248)	(39,625)
Other financing activities, net	408	(46)
Net cash provided by (used in) financing activities	$(297,344)	$521,655
Net decrease in cash and cash equivalents	(48,931)	(136,526)
Cash and cash equivalents at beginning of period	529,220	578,330
Cash and cash equivalents at end of period	$480,289	$441,804

Supplementary Information:
Right of use assets obtained in exchange for lease obligations	$56,542	$28,236
Cash paid during the period for:
Operating lease liabilities	$35,926	$22,991
Interest	$45,407	$13,416
Income tax paid, net of refunds received (1)	$32,541	$25,922
Other non-cash operating activities:
Performance guarantees	$(10,683)	$—
Deferred taxes related to capped call transactions	$5,008	$—
Non-cash investing and financing activities:
RSUs issued, net of forfeitures	$49,622	$39,580
Dividends declared but not paid	$5,737	$5,689
(1)Income tax paid, net of refunds received, for the nine months ended September 30, 2025, has been revised to reflect the retrospective adoption of ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures.
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. General
Basis of Presentation: The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (“we,” “us,” “our,” the “Company” or “Granite”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), are unaudited and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025 (“Annual Report”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to state fairly our financial position at September 30, 2026 and the results of our operations and cash flows for the periods presented. The December 31, 2025 condensed consolidated balance sheet data included herein was derived from audited consolidated financial statements but does not include all disclosures required by U.S. GAAP.
Share Repurchase Program: On February 1, 2022, the Board of Directors authorized us to purchase up to $300.0 million of our common stock at management’s discretion. During the three and nine months ended September 30, 2026 there were 300,000 shares repurchased under the 2022 authorization, compared to 51,120 shares and 51,320 shares repurchased in three and nine months ended September 30, 2025, respectively. The share repurchases are included in Repurchases of common stock on the Condensed Consolidated Statements of Shareholders’ Equity and within Financing activities on the Condensed Consolidated Statements of Cash Flows. As of September 30, 2026, $121.0 million of the authorization remained available.
Seasonality: Our operations are typically affected more by weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability. Therefore, the results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year.
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
In November 2024, the FASB issued ASU 2024-04, Induced Conversions of Convertible Debt Instruments (“ASU 2024-04”). This guidance clarified the assessment of whether a transaction should be accounted for as an induced conversion or extinguishment of convertible debt when changes are made to conversion features as part of an offer to settle the instrument. We adopted this ASU during the first quarter of 2026. See Note 14 for further information.
No other new accounting pronouncements were recently issued or adopted that had or are expected to have a material impact on our financial statements.
3. Acquisitions
We accounted for our recent acquisitions in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. The purchase prices were allocated to assets acquired and liabilities assumed based on their estimated fair values as of the respective acquisition dates. The purchase price allocations for the Asphalt Terminal Entity (defined below), KSC Utah Investments, Inc. (“Kenny Seng Construction”) and Cinderlite Trucking Corporation

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
(“Cinderlite”) are preliminary and have not been finalized due to the recent timing of these acquisitions, as certain information is pending as of the date of this filing to finalize estimates of fair value of certain assets acquired and liabilities assumed. As we continue to integrate the acquired businesses, we may obtain additional information on the acquired tangible and identifiable intangible net assets that existed as of the acquisition dates which, if significant, may require revisions to preliminary valuation assumptions, estimates and the resulting fair values presented herein. We expect to finalize purchase price accounting in the 12 months following each acquisition. The purchase price allocations for Slats Lucas, LLC and Warren Paving, Inc. (collectively, “Warren Paving”), and Papich Construction Company, Inc. (“Papich Construction”) were finalized during the third quarter of 2026.
Asphalt Terminal Entity
On September 9, 2026, we acquired the remaining 50% ownership interest in a limited liability company which owns and operates an asphalt terminal and an emulsion plant in Nevada (the “Asphalt Terminal Entity”) for $38.3 million in cash, subject to customary closing adjustments. Prior to acquiring the remaining 50% ownership interest, we accounted for our interest as an equity method investment and, upon obtaining control, we began consolidating the entity in our financial statements. This acquisition was accounted for as a business combination achieved in stages, and we remeasured our previously held equity interest to its acquisition-date fair value, resulting in the recognition of a gain of approximately $13.5 million in Other income, net. The estimated fair value of our previously held interest remains preliminary and may be adjusted as the valuation of assets acquired and liabilities assumed is finalized. Property and equipment represented the most significant assets acquired. This acquisition aligns with our strategy of strengthening an existing home market and expanding our Materials business.
The Asphalt Terminal Entity's results were not material to our consolidated financial statements and have been included in the Materials segment since the acquisition date.
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
Kenny Seng Construction's results have been included in the Construction and Materials segments since the acquisition date. Revenue attributable to Kenny Seng Construction for the three and nine months ended September 30, 2026 was $45.0 million and $74.8 million, respectively. Gross profit attributable to Kenny Seng Construction for the three and nine months ended September 30, 2026 was $3.3 million and $6.7 million, respectively.
Preliminary Purchase Price Allocation
For the purpose of this allocation, the contractual purchase price has been adjusted to include customary closing adjustments, resulting in a preliminary purchase price of $163.6 million. Based on our preliminary purchase price allocation, the net tangible and identifiable intangible assets acquired were $70.5 million and $43.4 million, respectively. We recorded goodwill of $49.7 million, all of which is expected to be tax deductible. The acquired goodwill is primarily attributable to the Construction segment, with an immaterial amount recorded in the Materials segment. The most significant assets acquired were property and equipment of $68.2 million and accounts receivable of $15.3 million. The identifiable intangible assets acquired consisted of backlog, trademarks/trade name, water rights, and customer relationships.
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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Three Months Ended September 30,	Nine Months Ended September 30,
(unaudited, in thousands)	2025	2026	2025
Revenue	$1,478,936	$4,176,578	$3,370,735
Net income (loss) attributable to Granite Construction Incorporated	$104,549	$(323,880)	$141,514
These amounts have been calculated after applying Granite’s accounting policies and adjusting the results of Kenny Seng Construction to reflect the additional depreciation and amortization that would have been recorded assuming the fair value adjustments to property and equipment and intangible assets had been applied starting on January 1, 2025. Additionally, these amounts reflect an adjustment for additional interest that would have been incurred as a result of incurring debt for the acquisition over the periods in the pro forma financial information. Acquisition-related expenses related to Kenny Seng Construction that were incurred during the three and nine months ended September 30, 2026 are reflected in the nine months ended September 30, 2025 due to the assumed timing of the transaction. The statutory tax rate of 26% was used for both 2026 and 2025 for the pro forma adjustments.
Acquisition-related costs associated with Kenny Seng Construction were immaterial and $4.0 million for the three and nine months ended September 30, 2026, respectively, and were primarily related to professional services and are included in Other costs, net on the Condensed Consolidated Statements of Operations.
Cinderlite Trucking Corporation
On October 3, 2025, we completed the acquisition of Cinderlite and related assets, for $58.5 million in cash, subject to customary closing adjustments. We purchased all of the outstanding equity interest of Cinderlite, which is a construction materials, landscape supply, and transportation company in Carson City, Nevada. This acquisition aligns with our strategy of enhancing our vertical integration by strengthening an existing home market. Property and equipment represented the most significant assets acquired.
Cinderlite's results were not material to our consolidated financial statements and have been included in the Materials segment since the acquisition date.
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
Warren Paving's results have been included in the Construction and Materials segments since the acquisition date. Revenue attributable to Warren Paving for the three and nine months ended September 30, 2026 was $81.4 million and $215.1 million, respectively, compared with $59.7 million for the three and nine months ended September 30, 2025. Gross profit attributable to Warren Paving for the three and nine months ended September 30, 2026 was $12.3 million and $29.0 million, respectively, compared with gross profit of $13.0 million for the three and nine months ended September 30, 2025.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Purchase Price Allocation
The following table presents the purchase price allocation:

(in thousands)
Assets:
Cash and cash equivalents	$4,217
Receivables	38,564
Contract assets	609
Inventories	28,425
Other current assets	112
Property and equipment	419,737
Right of use assets	54,867
Other noncurrent assets	5,766
Total tangible assets	552,297
Identifiable intangible assets	46,800
Liabilities:
Accounts payable	21,059
Contract liabilities	2,217
Accrued expenses and other current liabilities	13,360
Long-term lease liabilities	46,630
Deferred income taxes, net	101,563
Other long-term liabilities	7,000
Total liabilities assumed	191,829
Total tangible and identifiable net assets acquired	407,268
Goodwill	141,315
Purchase price (1)	$548,583
(1)The purchase price includes customary closing adjustments.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. The factors that contributed to the recognition of goodwill from this acquisition include strengthening and expanding our vertically-integrated Southeast home market and the assembled workforce. We recorded $141.3 million of goodwill, none of which is deductible for federal or state income tax purposes. Of the acquired goodwill, $29.0 million was allocated to the Construction segment and $112.3 million was allocated to the Materials segment.
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

(unaudited, in thousands)	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Revenue	$1,464,436	$3,408,831
Net income attributable to Granite Construction Incorporated	$111,068	$147,580
These amounts have been calculated after applying Granite’s accounting policies and adjusting the results of Warren Paving to reflect the additional depreciation and amortization that would have been recorded assuming the fair value adjustments to property and equipment and intangible assets had been applied starting on January 1, 2024. Additionally, these amounts reflect an adjustment for additional interest that would have been incurred as a result of incurring debt for

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
the acquisition over the periods in the pro forma financial information. Acquisition-related expenses related to Warren Paving that were incurred during the three and nine months ended September 30, 2025 have been eliminated from pro forma results due to the assumed timing of the transaction. The statutory tax rate of 26% was used for the pro forma adjustments.
During the three and nine months ended September 30, 2025, we incurred $11.5 million and $12.5 million, respectively, of acquisition-related costs associated with the Warren Paving acquisition which were primarily related to professional services and included in Other costs, net on the Condensed Consolidated Statements of Operations.
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
Papich Construction's results have been included in the Construction and Materials segments since the acquisition date. Revenue attributable to Papich Construction for the three and nine months ended September 30, 2026 was $44.8 million and $122.1 million, respectively, compared with $38.7 million for the three and nine months ended September 30, 2025. Gross profit (loss) attributable to Papich Construction for the three and nine months ended September 30, 2026 was an immaterial profit and a $6.3 million loss, respectively, compared with a $3.8 million profit for the three and nine months ended September 30, 2025.
Purchase Price Allocation
For the purpose of this allocation, the contractual purchase price has been adjusted to include customary closing adjustments, resulting in a purchase price of $178.0 million. Based on our purchase price allocation, the net tangible and identifiable intangible assets acquired were $121.8 million and $16.1 million, respectively, resulting in acquired goodwill of $40.1 million, all of which is expected to be deductible for federal and state income tax purposes. The identifiable intangible assets acquired consisted of backlog, permits and customer relationships. Of the acquired goodwill, $5.0 million is in the Materials segment and $35.1 million is in the Construction segment. The most significant assets acquired were $88.2 million of property and equipment and $33.6 million of accounts receivable.
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

(unaudited, in thousands)	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Revenue	$1,452,705	$3,364,348
Net income attributable to Granite Construction Incorporated	$104,014	$148,374
These amounts have been calculated after applying Granite’s accounting policies and adjusting the results of Papich Construction to reflect the additional depreciation and amortization that would have been recorded assuming the fair value adjustments to property and equipment and intangible assets had been applied starting on January 1, 2024. Additionally, these amounts reflect an adjustment for additional interest that would have been incurred as a result of incurring debt for the acquisition over the periods in the pro forma financial information. Acquisition-related expenses related to Papich Construction that were incurred during the three and nine months ended September 30, 2025 have been eliminated from pro forma results due to the assumed timing of the transaction. The statutory tax rate of 26% was used for the pro forma adjustments.
During the three and nine months ended September 30, 2025, we incurred $1.5 million and $3.1 million, respectively, of acquisition-related costs associated with the Papich Construction acquisition which were primarily related to professional services and included in Other costs, net on the Condensed Consolidated Statements of Operations.

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
In our review of these changes for the three and nine months ended September 30, 2026 and 2025, we did not identify any material amounts that should have been recorded in a prior period.
The projects with increases from revisions in estimates, which individually had an impact of $5.0 million or more on gross profit, are summarized as follows (dollars in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Number of projects with upward estimate changes	1	2	5	7
Range of increase in gross profit, net	$10.6	$5.0 - 8.3	$7.9 - 18.2	$5.2 - 9.8
Increase to project profitability, net	$10.6	$13.3	$58.3	$50.8
Increase to net income	$8.0	$9.9	$43.6	$37.7
Amounts attributable to non-controlling interests	$—	$—	$4.4	$5.1
Impact to net income (loss) attributable to Granite Construction Incorporated	$8.0	$9.9	$39.2	$32.6
Impact to net income (loss) per diluted share attributable to common shareholders	$0.17	$0.18	$0.90	$0.62
The increase during the three months ended September 30, 2026 was due to decreases in estimated costs from mitigated risks. The increases during the nine months ended September 30, 2026 were due to decreases in estimated costs from mitigated risks, changes in transaction price related to contract modifications resulting from revisions to project work plans and scheduling, changes in the estimated amount of probable recovery on outstanding claims, production at a higher rate than anticipated and an acceleration of project schedule. The increases during the three months ended September 30, 2025 were due to decreases in estimated costs from mitigated risks and production at a higher rate than anticipated. The increases during the nine months ended September 30, 2025 were due to settlement of outstanding claims, decreases in estimated costs from mitigated risks, production at a higher rate than anticipated and acceleration of project schedule.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The projects with decreases from revisions in estimates, which individually had an impact of $5.0 million or more on gross profit, are summarized as follows (dollars in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Number of projects with downward estimate changes	—	1	1	3
Range of reduction in gross profit, net	$—	$5.9	$18.5	$6.8 - 15.1
Decrease to project profitability, net	$—	$5.9	$18.5	$32.5
Decrease to net income	$—	$4.4	$13.8	$24.1
Impact to net income (loss) attributable to Granite Construction Incorporated	$—	$4.4	$13.8	$24.1
Impact to net income (loss) per diluted share attributable to common shareholders	$—	$0.08	$0.32	$0.46
The decrease during the three months ended September 30, 2025 was due to additional costs related to changes in project duration, net of estimated probable recovery. The decreases during the nine months ended September 30, 2026 and 2025 were due to additional costs related to changes in project duration, net of estimated probable recovery, lower productivity than originally anticipated, and increased labor and materials costs.
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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following table presents our revenue disaggregated by reportable segment, by customer type for our Construction segment and product line for our Materials segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Construction segment revenue:
Public	$1,203,336	$880,416	$2,697,840	$1,928,224
Private	270,681	282,097	749,710	786,333
Total Construction segment revenue	$1,474,017	$1,162,513	$3,447,550	$2,714,557
Materials segment revenue:
Aggregates	$121,724	$100,849	$328,460	$200,894
Asphalt	170,556	169,290	357,858	342,353
Other	34	846	800	1,205
Total Materials segment revenue	$292,314	$270,985	$687,118	$544,452
Total revenue	$1,766,331	$1,433,498	$4,134,668	$3,259,009
6. Unearned Revenue
The following table presents our unearned revenue disaggregated by customer type as of the respective periods:

(in thousands)	September 30, 2026	December 31, 2025
Public	$4,134,440	$3,628,561
Private	718,481	494,552
Total	$4,852,921	$4,123,113
All unearned revenue is in the Construction segment. Approximately $3.5 billion of the September 30, 2026 unearned revenue is expected to be recognized within the next twelve months and the remaining amount will be recognized thereafter.
7. Contract Assets and Liabilities
As a result of changes in contract transaction price related to performance obligations that were satisfied or partially satisfied prior to the end of the periods, we recognized revenue of $71.3 million and $47.3 million during the three months ended September 30, 2026 and 2025, respectively, and $219.8 million and $165.6 million during the nine months ended September 30, 2026 and 2025, respectively. The changes in contract transaction price for the three and nine months ended September 30, 2026 and 2025 were from items such as executed or estimated change orders, contract modifications and claims.
As of September 30, 2026 and December 31, 2025, the aggregate claim recovery estimates included in contract asset and liability balances were $19.0 million and $19.4 million, respectively.
The components of the contract asset balances as of the respective dates were as follows:

(in thousands)	September 30, 2026	December 31, 2025
Costs in excess of billings and estimated earnings	$119,281	$73,079
Contract retention	177,989	163,800
Total contract assets	$297,270	$236,879
As of September 30, 2026 and December 31, 2025, no contract retention receivables individually exceeded 10% of total contract assets. The majority of the contract retention balance is expected to be collected within one year.
As work is performed, revenue is recognized and the corresponding contract liabilities are reduced. We recognized revenue of $26.0 million and $28.5 million during the three months ended September 30, 2026 and 2025, respectively, and $354.8 million and $341.4 million during the nine months ended September 30, 2026 and 2025, respectively, that was included in the contract liability balances at December 31, 2025 and 2024, respectively.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The components of the contract liability balances as of the respective dates were as follows:

(in thousands)	September 30, 2026	December 31, 2025
Billings in excess of costs and estimated earnings, net of retention	$461,387	$320,593
Provisions for losses	3,609	6,779
Total contract liabilities	$464,996	$327,372
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
8. Receivables, net
Receivables include billed and unbilled amounts for services provided to clients for which we have an unconditional right to payment as of the end of the applicable period and generally do not bear interest. The following table presents major categories of receivables:

(in thousands)	September 30, 2026	December 31, 2025
Contracts completed and in progress:
Billed	$471,757	$297,157
Unbilled	297,317	174,434
Total contracts completed and in progress	769,074	471,591
Materials sales	143,875	89,945
Other	42,838	70,484
Total gross receivables	955,787	632,020
Less: allowance for credit losses	2,333	1,628
Total net receivables	$953,454	$630,392
Included in other receivables at September 30, 2026 and December 31, 2025 were items such as estimated recovery from back charge claims and income and other tax refunds receivable. Other receivables at December 31, 2025 also included $25.0 million of working capital contributions in the form of a loan to a partner in one of our unconsolidated construction joint ventures, plus accrued interest. This receivable was collected during the second quarter of 2026. None of our customers had a receivable balance in excess of 10% of our total net receivables as of September 30, 2026 or December 31, 2025.
9. Fair Value Measurement
The following tables summarize significant assets and liabilities measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets for each of the fair value measurement levels (in thousands):

	Fair Value Measurement at Reporting Date Using
September 30, 2026	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$128,762	$—	$—	$128,762
Other current assets:
Interest rate swaps	$—	$11,607	$—	$11,607
Heating oil derivatives	—	5,192	—	5,192
Total assets	$128,762	$16,799	$—	$145,561

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
Interest Rate Swaps
In September 2025, we entered into two interest rate swaps designated as cash flow hedges with an effective date of January 2026. The two cash flow hedges had a combined initial notional amount of $350 million and mature in January 2029. The interest rate swaps are designed to convert the interest rate on our Initial Term Loan (as defined below) under our Fifth Amended and Restated Credit Agreement (the “Credit Agreement”) (see Note 14) from a variable interest rate of Secured Overnight Financing Rate (“SOFR”) plus an applicable margin to a fixed rate of 3.218% plus the same applicable margin. The interest rate swaps are measured at fair value on the Condensed Consolidated Balance Sheets using the income approach, which discounts the future net cash settlements expected under the derivative contracts to a present value. These valuations primarily utilize indirectly observable inputs, including contractual terms, interest rates, and yield curves observable at commonly quoted intervals.
Commodity Derivatives
We enter into derivative contracts to reduce our price exposure to commodity price fluctuations. Our outstanding heating oil derivative contracts have maturity dates through December 2027. These contracts were not designated as hedges and are treated as mark-to-market derivative instruments through their maturity dates with gains and losses recognized in the Condensed Consolidated Statements of Operations in cost of revenue. During the three and nine months ended September 30, 2026, we recognized a gain of $4.1 million and $5.3 million, respectively, related to the commodity derivatives. During the three and nine months ended September 30, 2025, we recognized immaterial amounts related to the commodity derivatives.
Other Assets and Liabilities
The carrying values and estimated fair values of financial instruments that are not required to be recorded at fair value in the Condensed Consolidated Balance Sheets were as follows:

		September 30, 2026		December 31, 2025
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Held-to-maturity marketable securities (1)
Corporate notes and bonds	Level 1	$42,501	$42,419	$59,477	$59,757
U.S. Government and agency obligations	Level 1	$—	$—	$10,001	$10,006
Commercial paper	Level 1	$—	$—	$39,202	$39,198
Municipal notes and bonds	Level 1	$2,601	$2,590	$11,875	$11,890
Liabilities (including current maturities):
6.375% Senior Notes (2)	Level 2	$600,000	$579,888	$—	$—
3.75% Convertible Notes (2)	Level 2	$—	$—	$373,750	$950,013
3.25% Convertible Notes (2)	Level 2	$373,750	$589,000	$373,750	$597,206
Credit Agreement - Term Loan (2)	Level 3	$600,000	$604,373	$600,000	$602,265
(1) All marketable securities were classified as held-to-maturity as of the periods presented. Of the above balances, $32.1 million and $71.0 million were short-term marketable securities on our Condensed Consolidated Balance Sheets as of September 30, 2026 and

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
December 31, 2025, respectively and $13.0 million and $49.5 million were long-term marketable securities on our Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, respectively. Our long-term marketable securities have varying maturities between one and three years.
(2) The fair values of our 6.375% senior unsecured notes due 2034 (the “6.375% Senior Notes”), our 3.25% convertible senior notes due 2030 (the “3.25% Convertible Notes”) and our 3.75% convertible senior notes due 2028 (“3.75% Convertible Notes”) are based on the median price of the notes in an active market. The fair value of the Credit Agreement is based on borrowing rates available to us for long-term loans with similar terms, average maturities and credit risk. See Note 14 for further information about our senior notes, convertible notes and the Credit Agreement.
During the nine months ended September 30, 2026 and 2025, we had no material nonfinancial asset and liability fair value adjustments.
10. Construction Joint Ventures
We participate in various construction joint ventures. We have determined that certain of these joint ventures are consolidated because they are variable interest entities (“VIEs”) and we are the primary beneficiary. We continually evaluate whether there are changes in the status of the VIEs or changes to the primary beneficiary designation of the VIE. Based on our assessments during the three and nine months ended September 30, 2026, we determined no change was required for existing joint ventures.
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
Consolidated Construction Joint Ventures
As of September 30, 2026, we were engaged in ten active CCJV projects. Our proportionate share of the equity in these joint ventures was between 50.0% and 70.0%. During the three months ended September 30, 2026 and 2025, total revenue from CCJVs was $83.0 million and $86.1 million, respectively. During the nine months ended September 30, 2026 and 2025, total revenue from CCJVs was $243.9 million and $250.0 million, respectively. During the nine months ended September 30, 2026 and 2025, CCJVs provided $32.2 million and $89.0 million of operating cash flows, respectively. As of September 30, 2026, our share of revenue remaining to be recognized on these CCJVs was $526.2 million and ranged from $0.3 million to $218.7 million by project.
Unconsolidated Construction Joint Ventures
As of September 30, 2026, we were engaged in two active unconsolidated construction joint venture projects. Our proportionate share of the equity in these unconsolidated construction joint ventures ranged from 30.0% to 40.0%. As of September 30, 2026, our share of the revenue remaining to be recognized on these unconsolidated construction joint ventures was immaterial.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following is summary financial information related to unconsolidated construction joint ventures:

(in thousands)	September 30, 2026	December 31, 2025
Assets
Cash, cash equivalents and marketable securities	$96,030	$118,207
Other current assets (1)	521,367	547,968
Noncurrent assets	10,182	17,823
Less: partners’ interest	454,964	485,296
Granite’s interest (1)	$172,615	$198,702
Liabilities
Current liabilities (2)	$83,894	$110,513
Less: partners’ interest and adjustments (3)	32,032	43,396
Granite’s interest (2)	$51,862	$67,117
Equity in construction joint ventures (4)	$120,753	$131,585
(1) Included in this balance as of September 30, 2026 and December 31, 2025 was $78.6 million and $66.9 million, respectively, related to Granite’s share of estimated cost recovery of customer affirmative claims.
(2) Included in this balance and in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025 was $23.6 million and $34.3 million, respectively, related to performance guarantees (see Note 13).
(3) Partners’ interest and adjustments includes amounts to reconcile total net assets as reported by our partners to Granite’s interest adjusted to reflect our accounting policies and estimates primarily related to contract forecast differences.
(4) Included in this balance and in accrued expenses and other current liabilities on our Condensed Consolidated Balance Sheets was $2.1 million and $3.1 million as of September 30, 2026 and December 31, 2025, respectively, related to deficits in unconsolidated construction joint ventures, which includes provisions for losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Revenue
Total	$4,707	$17,893	$19,988	$21,554
Less: partners’ interest and adjustments (1)	1,918	11,605	(731)	4,385
Granite’s interest	$2,789	$6,288	$20,719	$17,169
Cost of revenue
Total	$12,063	$7,754	$22,604	$40,574
Less: partners’ interest and adjustments (1)	9,021	2,663	13,871	27,798
Granite’s interest	$3,042	$5,091	$8,733	$12,776
Granite’s interest in gross profit (loss)	$(253)	$1,197	$11,986	$4,393
Net Income (Loss)
Total	$(6,455)	$11,390	$307	$(15,583)
Less: partners’ interest and adjustments (1)	(6,457)	9,803	(12,791)	(20,984)
Granite’s interest in net income (2)	$2	$1,587	$13,098	$5,401
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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
11. Investments in Affiliates
Our investments in affiliates balance consists of equity method investments in the following types of entities:

(in thousands)	September 30, 2026	December 31, 2025
Foreign	$82,219	$75,838
Real estate	4,171	4,120
Asphalt terminal (1)	—	16,806
Total investments in affiliates	$86,390	$96,764
(1)On September 9, 2026, we acquired the remaining 50% ownership interest in the Asphalt Terminal Entity, resulting in our obtaining full control of the entity and derecognizing the investment balance. See Note 3 for further information.
The following table provides summarized balance sheet information for our affiliates accounted for under the equity method on a combined basis:

(in thousands)	September 30, 2026	December 31, 2025
Current assets	$209,717	$215,601
Noncurrent assets	109,901	122,280
Total assets	$319,618	$337,881
Current liabilities	84,032	73,005
Long-term liabilities (1)	43,436	51,087
Total liabilities	$127,468	$124,092
Net assets	$192,150	$213,789
Granite’s share of net assets	$86,390	$96,764
(1)This balance is primarily related to local bank debt for equipment purchases, working capital in our foreign affiliates and debt associated with our real estate ventures.
12. Property and Equipment, net
Balances of major classes of assets and total accumulated depreciation and depletion are included in property and equipment, net in the Condensed Consolidated Balance Sheets as follows:

(in thousands)	September 30, 2026	December 31, 2025
Equipment and vehicles	$1,571,469	$1,466,624
Quarry property	588,140	588,571
Land and land improvements	202,666	174,659
Buildings and leasehold improvements	123,448	121,165
Office furniture and equipment	89,603	84,145
Property and equipment	$2,575,326	$2,435,164
Less: accumulated depreciation and depletion	1,243,720	1,174,341
Property and equipment, net	$1,331,606	$1,260,823
13. Accrued Expenses and Other Current Liabilities

(in thousands)	September 30, 2026	December 31, 2025
Payroll and related employee benefits	167,949	145,384
Accrued insurance	92,439	84,470
Performance guarantees	23,590	34,273
Short-term lease liabilities	40,869	32,726
Other	$94,760	$51,326
Total accrued expenses and other current liabilities	$419,607	$348,179

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
14. Debt

(in thousands)	September 30, 2026	December 31, 2025
6.375% Senior Notes due 2034	$600,000	$—
3.25% Convertible Notes due 2030	373,750	373,750
3.75% Convertible Notes due 2028	—	373,750
Credit Agreement - Term Loan	600,000	600,000
Debt issuance costs and other	(17,725)	(8,371)
Total debt	$1,556,025	$1,339,129
Less: current maturities of long-term debt	381,686	375,896
Total long-term debt	$1,174,339	$963,233
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
We may redeem the 6.375% Senior Notes, in whole or in part, at any time on or after June 15, 2029 at specified redemption prices plus accrued and unpaid interest. If redeemed on or after June 15, 2029, the redemption prices, as a percentage of the principal of the 6.375% Senior Notes to be redeemed are as follows: (i) on or after June 15, 2029, 103.188%; (ii) on or after June 15, 2030, 101.594%; and (iii) on or after June 15, 2031, 100.000%. At any time prior to June 15, 2029, we may also redeem up to 40% of the 6.375% Senior Notes using the net proceeds of certain equity offerings, at a redemption price equal to 106.375% of the principal amount of the 6.375% Senior Notes to be redeemed, plus accrued and unpaid interest; provided, that at least 50% of the original aggregate principal amount of the 6.375% Senior Notes issued under the indenture governing the 6.375% Senior Notes must remain outstanding after each such redemption. At any time prior to June 15, 2029, we may redeem some or all of the 6.375% Senior Notes at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, and a “make-whole” premium. Upon a change of control, we may be required to offer to purchase the 6.375% Senior Notes at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest. Additionally, upon the sale of certain assets, we may be required to offer to purchase the 6.375% Senior Notes at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest.
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
Debt Issuance Costs
During the nine months ended September 30, 2026, we capitalized $9.9 million in third party offering costs related to the issuance of the 6.375% Senior Notes. These debt issuance costs will be amortized over the term of the 6.375% Senior Notes.
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
As of September 30, 2026, one of the conditions permitting the holders of the 3.25% Convertible Notes to convert continued to be met. Our common stock traded above 130% of the $77.88 conversion price for at least 20 trading days during the period of 30 consecutive trading days ending on September 30, 2026 (the last trading day of the calendar quarter). The holders of the 3.25% Convertible Notes have the right to convert through December 31, 2026, at which point we will re-evaluate whether the 3.25% Convertible Notes will continue to be convertible in the subsequent calendar quarter. In the event the holders of the 3.25% Convertible Notes elect to convert a portion or all of their 3.25% Convertible Notes, the principal amount is required to be settled in cash. As a result, the $373.8 million principal amount remains classified as a current liability as of September 30, 2026 in our Condensed Consolidated Balance Sheets. Any conversion premium will be satisfied with cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.
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
3.75% Convertible Notes
On May 11, 2023, we issued $373.8 million aggregate principal amount of our 3.75% Convertible Notes. During 2026, we undertook a series of transactions designed to simplify our capital structure and settle the 3.75% Convertible Notes. These transactions included (i) privately negotiated exchanges of a portion of the notes, (ii) the issuance of a redemption notice for the remaining notes, (iii) the settlement of conversions and redemption of all remaining notes, and (iv) the unwind and termination of the related capped call transactions. As a result, no 3.75% Convertible Notes or related capped call transactions remained outstanding as of September 30, 2026. Certain aspects of these transactions resulted in significant

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
non-operating accounting impacts during 2026, including the recognition and subsequent remeasurement of an embedded conversion option derivative liability and accelerated amortization of debt discount. These impacts are described below.
2023 Capped Call Transactions
In May 2023, we entered into capped call transactions (the “2023 capped call transactions”) in connection with the offering of the 3.75% Convertible Notes. The 2023 capped call transactions were designed generally to reduce the potential dilution to our common stock upon conversion of the 3.75% Convertible Notes and/or offset any cash payments we were required to make in excess of the principal amount of converted 3.75% Convertible Notes, as the case may be. In connection with the series of transactions we undertook in 2026 related to our 3.75% Convertible Notes, as detailed further below, we unwound and terminated the 2023 capped call transactions.
Exchange Agreements
On February 18, 2026, we entered into separate and privately negotiated agreements (the “Exchange Agreements”) with a limited number of holders of the 3.75% Convertible Notes pursuant to which we agreed to exchange $100.0 million aggregate principal amount of the 3.75% Convertible Notes for cash (each such transaction, a “Note Exchange Transaction”). The Note Exchange Transactions were accounted for as induced conversions under ASU 2024-04. Upon settlement on March 11, 2026, we paid total cash consideration of $289.7 million, including $1.2 million of accrued interest. We recognized $2.9 million of inducement expense and $6.8 million of related charges, which were included in (Gain) loss on convertible debt transactions, net within the Condensed Consolidated Statements of Operations. No shares of common stock were issued in connection with these transactions.
In connection with the Note Exchange Transactions, on February 18, 2026, we entered into agreements with certain financial institutions (the “Capped Call Counterparties”) to unwind a portion of the existing capped call transactions associated with the exchanged notes. The transactions settled on March 10, 2026 and resulted in cash proceeds of $56.7 million. The capped call transactions were classified as equity at inception under ASC 815, Derivatives and Hedging (“ASC 815”). Accordingly, the proceeds from the partial unwind were recorded as an increase to additional paid-in capital.
Redemption of the 3.75% Convertible Notes
On May 19, 2026, we issued a notice to redeem the remaining $273.7 million aggregate principal amount of our 3.75% Convertible Notes. Holders had the right to convert their notes through August 6, 2026 prior to settling the conversions on August 12, 2026. In connection with the redemption notice, the conversion rate was increased pursuant to the terms of the indenture to 21.8116 shares of common stock per $1,000 principal amount. We elected to satisfy conversion obligations by paying cash up to $2,617.40 per $1,000 principal amount of notes and settling any excess conversion value in shares of common stock.
As a result of this irrevocable election, the embedded conversion feature no longer qualified for the own-equity scope exception under ASC 815 and was required to be accounted for separately as a derivative liability. On May 19, 2026, we recognized the derivative liability at its fair value of $527.9 million. The initial recognition of the derivative resulted in a debt discount of $273.7 million and a $254.2 million loss. We also recognized a $2.9 million charge for the write-off of unamortized debt issuance costs. These items resulted in a $257.1 million loss recognized in (Gain) loss on convertible debt transactions, net during the nine months ended September 30, 2026.
Embedded Conversion Option Derivative Liability (in thousands):

Initial fair value at May 19, 2026	$527,863
Loss on derivative remeasurement at June 30, 2026	102,610
Fair value at June 30, 2026	630,473
Gain on derivative remeasurement at August 12, 2026	(108,048)
Settlement of embedded conversion option derivative liability	(522,425)
Fair value as of September 30, 2026	$—
Changes in the fair value of the derivative liability were recognized in (Gain) loss on convertible debt transactions, net. During the three and nine months ended September 30, 2026, we recognized derivative remeasurement gains of $108.0 million and $5.4 million, respectively. During the nine months ended September 30, 2026, we recognized a total loss of $251.7 million related to the initial recognition and subsequent remeasurement of the embedded conversion option derivative.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The debt discount recognized upon bifurcation of the embedded conversion option was amortized through the settlement date, resulting in interest expense of $270.2 million and $273.7 million during the three and nine months ended September 30, 2026, respectively.
On August 11, 2026, in connection with the settlement of the remaining 3.75% Convertible Notes, we unwound and terminated the remaining 2023 capped call transactions and received cash proceeds of $147.6 million. Consistent with the equity classification of the 2023 capped call transactions under ASC 815, the proceeds were recorded as an increase to additional paid-in capital.
On August 12, 2026, we issued 662,383 shares of common stock and paid $714.9 million in cash, including cash paid in lieu of fractional shares, to settle the conversion obligations.
Credit Agreement
On August 5, 2025, we entered into the Credit Agreement. The Credit Agreement consists of (1) a $600.0 million revolver (the “Revolver”), (2) a $600.0 million senior secured term loan (the “Initial Term Loan”) and (3) an additional $75.0 million senior secured term loan (the “Delayed Draw Term Loan”). We borrowed $75.0 million under the Delayed Draw Term Loan on October 2, 2025 and repaid the amount outstanding thereunder on October 31, 2025. The Credit Agreement also includes an accordion feature that allows us to increase borrowings under the Revolver, request a new tranche of term loans, or issue one or more series of notes or loans or any bridge financing pursuant to financing documentation other than the Credit Agreement, or a combination thereof, in an amount not to exceed (1) the greater of (a) $535.0 million and (b) the amount equal to 100% of Consolidated EBITDA (as defined in the Credit Agreement), calculated on a pro forma basis, plus (2) unlimited additional amounts so long as on a pro forma basis after giving effect to the incurrence of additional indebtedness and after giving effect to all other appropriate pro forma adjustments, the ratio of consolidated funded secured indebtedness to Consolidated EBITDA (as defined in the Credit Agreement) does not exceed 1.25 to 1.0, in each case, subject to lender approval. The Credit Agreement includes a $150.0 million sublimit for letters of credit ($75.0 million for financial letters of credit) and a $20.0 million sublimit for swingline loans.
As of September 30, 2026, the total unused availability under the Revolver was $588.8 million, resulting from $11.2 million in issued and outstanding letters of credit and no amount drawn under the Revolver. The letters of credit had expiration dates between February 2027 and October 2027.
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
Covenants and Events of Default
Our Credit Agreement requires us to comply with various affirmative, restrictive and financial covenants, including the financial covenants described below. Our failure to comply with these covenants following any relevant cure periods would constitute an event of default under the Credit Agreement. The indentures governing our 3.25% Convertible Notes and our 6.375% Senior Notes also require us to comply with various covenants. Our failure to comply with these covenants following any relevant cure periods would constitute an event of default under the indentures governing our 3.25% Convertible Notes and our 6.375% Senior Notes. Additionally, our failure to pay principal, interest or other amounts when due or within the relevant grace period on our 6.375% Senior Notes, our 3.25% Convertible Notes or our Credit Agreement would constitute an event of default under the 6.375% Senior Notes indenture, the 3.25% Convertible Notes indenture or the Credit Agreement. A default under our Credit Agreement could result in (i) us no longer being entitled to borrow under such facility; (ii) the termination of such facility; (iii) the requirement that any letters of credit under such facility be cash collateralized; (iv) the acceleration of amounts owed under the Credit Agreement; and/or (v) the foreclosure on any collateral securing the obligations under such facility. A default under the 6.375% Senior Notes indenture or the 3.25% Convertible Notes indenture could result in acceleration of the maturity of the notes.
The financial covenants under the terms of our Credit Agreement require the maintenance of a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio. As of September 30, 2026, we were in compliance

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
with all covenants contained in the Credit Agreement and in the indentures governing our notes. We are not aware of any non-compliance by any of our unconsolidated real estate ventures with the covenants contained in their debt agreements.
15. Other (income) expense, net
The components of the total other (income) expense, net are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
(Gain) loss on convertible debt transactions, net (1)	$(108,571)	$—	$260,852	$—
Interest income	(6,468)	(5,986)	(17,464)	(18,015)
Interest expense (2)	291,328	13,367	329,421	29,051
Equity in income of affiliates, net	(4,586)	(4,946)	(13,756)	(9,738)
Other income, net (3)	(14,522)	(6,309)	(18,353)	(8,834)
Total other (income) expense, net	157,181	(3,874)	540,700	(7,536)
(1)The (gain) loss on convertible debt transactions, net includes a $108.6 million gain and $255.0 million loss on derivative remeasurement related to the 3.75% Convertible Notes and the associated capped calls during the three and nine months ended September 30, 2026. See Note 14 for further information.
(2)Interest expense includes $270.2 million and $273.7 million related to the amortization of convertible debt discount associated with the 3.75% Convertible Notes during the three and nine months ended September 30, 2026, respectively. See Note 14 for further information.
(3)Other income, net includes a $13.5 million gain recognized upon the remeasurement of previously held equity method investment to its acquisition-date fair value during the three and nine months ended September 30, 2026. See Note 3 for further information.
16. Weighted Average Shares Outstanding and Net Income (Loss) Per Share
The following table presents a reconciliation of the weighted average shares of common stock used in calculating basic and diluted net income (loss) per share as well as the calculation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Numerator
Net income (loss) attributable to common shareholders	$3,210	$102,929	$(316,651)	$140,973
Add: Interest expense related to Convertible Notes	—	2,974	—	8,922
Net income (loss) attributable to common shareholders for diluted earnings per share	$3,210	$105,903	$(316,651)	$149,895
Denominator
Weighted average common shares outstanding, basic	44,017	43,783	43,767	43,665
Add: Dilutive effect of RSUs	483	509	—	546
Add: Dilutive effect of Convertible Notes	1,758	9,264	—	8,757
Weighted average common shares outstanding, diluted	46,258	53,556	43,767	52,968

Net income (loss) per share, basic	$0.07	$2.35	$(7.23)	$3.23
Net income (loss) per share, diluted	$0.07	$1.98	$(7.23)	$2.83
Basic net income (loss) per share attributable to common shareholders is calculated by dividing net income (loss) attributable to common shareholders by the weighted average shares of common stock outstanding for the period. Diluted net income (loss) per share attributable to common shareholders includes the effect of potentially dilutive securities when their effect is dilutive. Potentially dilutive securities consist of unvested RSUs, which are included using the treasury stock method, and shares issuable upon conversion of the 3.25% Convertible Notes and 3.75% Convertible Notes, which are included using the if-converted method.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
For the three months ended September 30, 2026, 2,709,000 shares related to the potential conversion of the 3.75% Convertible Notes, which were fully settled in August 2026 (see Note 14), were excluded from the calculation of diluted weighted average shares outstanding because their inclusion would have been anti-dilutive. Due to net losses for the nine months ended September 30, 2026, 501,000 shares related to unvested RSUs and 7,280,000 shares related to the potential conversion of the convertible notes were excluded from the calculation of diluted weighted average shares outstanding because their inclusion would have been anti-dilutive.
The capped call transactions associated with the 3.25% Convertible Notes and 3.75% Convertible Notes were not included in the calculation of diluted weighted average shares outstanding because their effect would have been anti-dilutive.
17. Income Taxes
The following table presents the provision for income taxes for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Provision for income taxes	$56,766	$38,128	$76,895	$53,586
Effective tax rate	84.5%	25.8%	(34.8%)	24.9%
Our effective tax rates for the three and nine months ended September 30, 2026 differed from the prior-year periods primarily due to nondeductible losses on convertible debt transactions and the related amortization of convertible debt discount. See Note 15 of “Notes to the Condensed Consolidated Financial Statements” for further information.
18. Contingencies - Legal Proceedings
Liabilities relating to legal proceedings and government inquiries, to the extent that we have concluded such liabilities are probable and the amounts of such liabilities are reasonably estimable, are recorded in the Condensed Consolidated Balance Sheets. Disclosure is required when a material loss is probable but not reasonably estimable, a material loss is reasonably possible but not probable, or when it is reasonably possible that the amount of a loss will exceed the amount recorded. The total liabilities recorded in our Condensed Consolidated Balance Sheets for legal proceedings and government inquiries were immaterial as of September 30, 2026 and December 31, 2025.
It is possible that future developments in our legal proceedings and inquiries could require us to (i) adjust or reverse existing accruals, or (ii) record new accruals that we did not originally believe to be probable or that could not be reasonably estimated. Such changes could be material to our financial condition, results of operations and/or cash flows in any particular reporting period.
Ordinary Course Legal Proceedings
In the ordinary course of business, we and our affiliates are involved in various legal proceedings alleging, among other things, liability issues or breach of contract or tortious conduct in connection with the performance of services and/or materials provided, the various outcomes of which often cannot be predicted with certainty. For information on our accounting policies regarding affirmative claims and back charges that we are party to in the ordinary course of business, see Note 1 of our Annual Report. We and our affiliates are also subject to government inquiries in the ordinary course of business seeking information concerning our compliance with government construction contracting requirements and various laws and regulations, the outcomes of which often cannot be predicted with certainty.
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
Summarized segment information is as follows (in thousands):

Three months ended September 30,	Construction	Materials	Total
2026
Total revenue from reportable segments	$1,474,017	$437,420	$1,911,437
Elimination of intersegment revenue	—	(145,106)	(145,106)
Revenue	1,474,017	292,314	1,766,331
Cost of revenue	1,199,678	230,893	1,430,571
Gross profit	274,339	61,421	335,760
Selling, general and administrative expenses	58,256	12,513	70,769
Loss on sales of property and equipment, net	544	867	1,411
Operating income from reportable segments	$215,539	$48,041	$263,580
Depreciation, depletion and amortization	$23,364	$25,518	$48,882
2025
Total revenue from reportable segments	$1,162,513	$376,559	$1,539,072
Elimination of intersegment revenue	—	(105,574)	(105,574)
Revenue	1,162,513	270,985	1,433,498
Cost of revenue	970,167	202,783	1,172,950
Gross profit	192,346	68,202	260,548
Selling, general and administrative expenses	52,390	9,974	62,364
(Gain) loss on sales of property and equipment, net	(2,298)	1,156	(1,142)
Operating income from reportable segments	$142,254	$57,072	$199,326
Depreciation, depletion and amortization	$27,935	$18,894	$46,829

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Nine Months Ended September 30,	Construction	Materials	Total
2026
Total revenue from reportable segments	$3,447,550	$999,760	$4,447,310
Elimination of intersegment revenue	—	(312,642)	(312,642)
Revenue	3,447,550	687,118	4,134,668
Cost of revenue	2,872,337	577,895	3,450,232
Gross profit	575,213	109,223	684,436
Selling, general and administrative expenses	191,699	33,355	225,054
(Gain) loss on sales of property and equipment, net	(5,759)	2,245	(3,514)
Operating income from reportable segments	$389,273	$73,623	$462,896
Depreciation, depletion and amortization	$61,039	$73,280	$134,319
Segment assets as of period end	$810,224	$1,448,248	$2,258,472
2025
Total revenue from reportable segments	$2,714,557	$733,995	$3,448,552
Elimination of intersegment revenue	—	(189,543)	(189,543)
Revenue	2,714,557	544,452	3,259,009
Cost of revenue	2,283,107	432,406	2,715,513
Gross profit	431,450	112,046	543,496
Selling, general and administrative expenses	163,040	24,541	187,581
Gain on sales of property and equipment, net	(4,826)	(974)	(5,800)
Operating income from reportable segments	$273,236	$88,479	$361,715
Depreciation, depletion and amortization	$61,610	$46,722	$108,332
Segment assets as of period end	$716,082	$1,326,266	$2,042,348
A reconciliation of operating income from reportable segments to consolidated income (loss) before income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Total operating income from reportable segments	$263,580	$199,326	$462,896	$361,715
Corporate selling, general and administrative expenses	33,355	39,281	127,814	115,862
Corporate (gain) loss on sales of property and equipment, net	(1,111)	375	(372)	(310)
Other costs, net	6,998	16,019	15,441	38,698
Total operating income	224,338	143,651	320,013	207,465
Total other (income) expense, net	157,181	(3,874)	540,700	(7,536)
Income (loss) before income taxes	$67,157	$147,525	$(220,687)	$215,001

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025 (our “Annual Report”) and the unaudited condensed consolidated financial statements and the accompanying notes thereto included herein.
Forward-Looking Disclosure
From time to time, Granite makes certain comments and disclosures in reports and statements, including in this Quarterly Report on Form 10-Q, or statements made by its officers or directors, that are not based on historical facts, including statements regarding future events, occurrences, opportunities, circumstances, strategy, activities, performance, outlook, outcomes, guidance, capital expenditures, committed and awarded projects, results and strategic actions, that may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by words such as “future,” “outlook,” “assumes,” “believes,” “expects,” “estimates,” “anticipates,” “intends,” “plans,” “appears,” “may,” “will,” “should,” “could,” “would,” “continue,” and the negatives thereof or other comparable terminology or by the context in which they are made. In addition, other written or oral statements that constitute forward-looking statements have been made and may in the future be made by or on behalf of Granite. These forward-looking statements are based on management's current beliefs, assumptions and estimates, which may prove to be incorrect, and our expectations may not be realized. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, which could result in our expectations not being realized or otherwise materially affect our business, financial condition, results of operations, cash flows and liquidity. Such risks and uncertainties include, but are not limited to, those more specifically described in our Annual Report under “Item 1A. Risk Factors.” Due to the inherent risks and uncertainties associated with our forward-looking statements, the reader is cautioned not to place undue reliance on them. The reader is also cautioned that the forward-looking statements contained herein speak only as of the date of this Quarterly Report on Form 10-Q and, except as required by law, we undertake no obligation to revise or update any forward-looking statements for any reason.
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
The five primary economic drivers of our business are (i) the overall health of the U.S. economy including access to resources (labor, supplies and subcontractors); (ii) federal, state and local public funding levels; (iii) population growth resulting in public and private development; (iv) the need to build, replace or repair aging infrastructure; and (v) the pricing of certain commodity related products. Changes in these drivers may adversely affect our revenue and gross profit margins or provide opportunities for growth and margin improvement.
Current Economic Environment and Outlook
Funding for our public work projects, which account for approximately 85% of our Committed and Awarded Projects (“CAP”), is dependent on federal, state, regional and local revenues. At the federal level, the $1.2 trillion Infrastructure Investment and Jobs Act (“IIJA”) has increased federal highway, bridge and transit funding to its highest level in more than six decades and provided $550 billion in incremental funding over a five-year period. This multi-year funding commitment increased programming visibility for state and local governments and contributed to increased project lettings beginning in 2023, which have continued through the date of this filing. The IIJA's five-year surface transportation authorization expired on September 30, 2026. Congress has enacted a short-term extension of certain surface transportation programs through December 11, 2026, which maintains funding for federal agencies and programs at the current levels while Congress continues work on Fiscal Year 2027 appropriations and a longer-term surface transportation reauthorization.
At state, regional and local levels, voter-approved state and local transportation measures continue to support infrastructure spending. While each market is unique, we see a strong funding environment at the state and local levels. In California, our top revenue-generating state, a significant portion of the state infrastructure spend is funded through Senate Bill 1 (SB-1), the Road Repair and Accountability Act of 2017, which has no sunset provisions and may only be used for transportation-related purposes.

Our CAP balance continues to be strong with $7.5 billion at the end of the third quarter of 2026. Our CAP is supported by a positive public funding environment and strength in the private markets we serve, which we believe will provide further opportunities for continued CAP growth.
Over the last several years, inflation, supply chain and labor constraints have had a significant impact on the global economy including Granite and others in the construction industry in the United States. Recently, concerns over tariffs and the conflict in Iran's impact on oil prices have been major sources of uncertainty in the economy. It is impossible to fully mitigate the potential impacts of the foregoing macro-economic factors and they may negatively impact us in the future. However, where practicable, we have applied proactive measures to mitigate these macro-economic factors, including fixed-price forward purchase contracts of oil-related inputs, energy surcharges and adjustments to project schedules in response to construction materials constraints.
Acquisitions and Comparability
The results of operations of our acquired businesses are included in our consolidated financial statements from the date of acquisition, which impacts comparability to the applicable prior periods. See Note 3 of “Notes to the Condensed Consolidated Financial Statements” for further information.
Results of Operations
Our operations are typically affected more by inclement weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability. Therefore, the results of operations of a given quarter are not indicative of the results to be expected for the full year.
The following table presents a financial summary for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Revenue	$1,766,331	$1,433,498	$4,134,668	$3,259,009
Gross profit	$335,760	$260,548	$684,436	$543,496
Selling, general and administrative expenses	$104,124	$101,645	$352,868	$303,443
Other costs, net	$6,998	$16,019	$15,441	$38,698
Operating income	$224,338	$143,651	$320,013	$207,465
Other (income) expense, net	$157,181	$(3,874)	$540,700	$(7,536)
Amount attributable to non-controlling interests	$(7,181)	$(6,468)	$(19,069)	$(20,442)
Net income (loss) attributable to Granite Construction Incorporated	$3,210	$102,929	$(316,651)	$140,973
Revenue
Revenue by Segment

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2026		2025		2026		2025
Construction	$1,474,017	83.5%	$1,162,513	81.1%	$3,447,550	83.4%	$2,714,557	83.3%
Materials	292,314	16.5	270,985	18.9	687,118	16.6	544,452	16.7
Total	$1,766,331	100.0%	$1,433,498	100.0%	$4,134,668	100.0%	$3,259,009	100.0%

Construction Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2026		2025		2026		2025
Public	$1,203,336	81.6%	$880,416	75.7%	$2,697,840	78.3%	$1,928,224	71.0%
Private	270,681	18.4	282,097	24.3	749,710	21.7	786,333	29.0
Total	$1,474,017	100.0%	$1,162,513	100.0%	$3,447,550	100.0%	$2,714,557	100.0%
Construction revenue for the three and nine months ended September 30, 2026 increased $311.5 million and $733.0 million, or 26.8% and 27.0%, respectively, compared to 2025. These increases were primarily driven by higher CAP entering the respective periods, and increased revenue from our recently acquired businesses.
Materials Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2026		2025		2026		2025
Aggregates	$121,724	41.7%	$100,849	37.2%	$328,460	47.8%	$200,894	36.9%
Asphalt	170,556	58.3	169,290	62.5	357,858	52.1	342,353	62.9
Other	34	—	846	0.3	800	0.1	1,205	0.2
Total	$292,314	100.0%	$270,985	100.0%	$687,118	100.0%	$544,452	100.0%
Materials revenue for the three and nine months ended September 30, 2026 increased $21.3 million and $142.7 million, or 7.9% and 26.2%, respectively, compared to 2025. These increases were primarily driven by revenue from our recently acquired businesses.
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

(dollars in thousands)	September 30, 2026		June 30, 2026		December 31, 2025
Unearned revenue	$4,852,921	65.1%	$5,056,462	68.2%	$4,123,113	59.2%
Other awards	2,602,549	34.9	2,362,368	31.8	2,846,259	40.8
Total	$7,455,470	100.0%	$7,418,830	100.0%	$6,969,372	100.0%

(dollars in thousands)	September 30, 2026		June 30, 2026		December 31, 2025
Customer type:
Public	$6,200,880	83.2%	$6,064,511	81.7%	$6,058,998	86.9%
Private	1,254,590	16.8	1,354,319	18.3	910,374	13.1
Total	$7,455,470	100.0%	$7,418,830	100.0%	$6,969,372	100.0%
CAP was $7.5 billion at September 30, 2026, an increase of $36.6 million, or 0.5%, from June 30, 2026. Significant additions to CAP during the three months ended September 30, 2026 included $325 million for a sewer overflow storage tunnel in Ohio, $165 million for a defense system project in Guam, $73 million for a roadway improvement project in Washington, $40 million for a roadway improvement project in Utah and $31 million of infrastructure work for an energy storage facility project in California. Each of these projects is in the public sector except for the infrastructure project in California.
Non-controlling partners’ share of CAP as of September 30, 2026, June 30, 2026 and December 31, 2025 was $420.4 million, $308.7 million and $361.4 million, respectively.
Gross Profit
The following table presents gross profit by reportable segment for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Construction	$274,339	$192,346	$575,213	$431,450
Percent of segment revenue	18.6%	16.5%	16.7%	15.9%
Materials	61,421	68,202	109,223	112,046
Percent of segment revenue	21.0%	25.2%	15.9%	20.6%
Total gross profit	$335,760	$260,548	$684,436	$543,496
Percent of total revenue	19.0%	18.2%	16.6%	16.7%
Construction gross profit for the three and nine months ended September 30, 2026 increased $82.0 million and $143.8 million, or 42.6% and 33.3%, respectively, compared to 2025, primarily due to higher revenue and improved project execution across our project portfolio.
Materials gross profit for the three and nine months ended September 30, 2026 decreased $6.8 million and $2.8 million, or 9.9% and 2.5%, respectively, compared to 2025. Materials gross profit and gross profit margin decreased year over year for both periods, primarily due to the margin impact of energy surcharges offsetting elevated diesel costs.
See Note 3 of “Notes to the Condensed Consolidated Financial Statements” for further information about acquisitions.
Selling, General and Administrative Expenses
The following table presents the components of selling, general and administrative (“SG&A”) expenses for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Salaries and related expenses	$49,616	$49,942	$166,104	$158,235
Incentive compensation	18,902	19,315	36,096	26,380
Stock-based compensation	2,258	1,750	46,858	33,929
Other SG&A expenses	33,348	30,638	103,810	84,899
Total SG&A expenses	$104,124	$101,645	$352,868	$303,443
Percent of revenue	5.9%	7.1%	8.5%	9.3%
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
SG&A expenses for the three months ended September 30, 2026 remained relatively flat compared to the same period in 2025. SG&A expenses for the nine months ended September 30, 2026 increased $49.4 million compared to the same period in 2025, primarily due to a $12.9 million increase in stock-based compensation and a $9.7 million increase in incentive compensation, both due to improved financial performance, and $7.9 million of higher salaries and related expenses due to increased labor costs. SG&A expenses also increased due to the timing of acquisitions of our recently acquired businesses, Warren Paving, Papich Construction, Cinderlite and Kenny Seng Construction which added $18.5 million during the nine months ended September 30, 2026.
SG&A expenses as a percentage of revenue decreased for both the three and nine months ended September 30, 2026 compared to the same periods in 2025 as revenue growth outpaced the increase in SG&A expenses.
Other Costs, net
The following table presents other costs, net for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Other costs, net	$6,998	$16,019	$15,441	$38,698
Other costs, net decreased $9.0 million and $23.3 million for the three and nine months ended September 30, 2026, respectively, compared to 2025, primarily due to lower legal costs following the resolution of our former officer's civil litigation in January 2026 and lower acquisition and integration costs. See Note 3 of “Notes to the Condensed Consolidated Financial Statements” for further information on our recent acquisitions.
Other (Income) Expense, net
The following table presents Other (income) expense, net for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
(Gain) loss on convertible debt transactions, net	$(108,571)	$—	$260,852	$—
Interest income	(6,468)	(5,986)	(17,464)	(18,015)
Interest expense	291,328	13,367	329,421	29,051
Equity in income of affiliates, net	(4,586)	(4,946)	(13,756)	(9,738)
Other income, net	(14,522)	(6,309)	(18,353)	(8,834)
Total other (income) expense, net	$157,181	$(3,874)	$540,700	$(7,536)
During the three and nine months ended September 30, 2026, total other expense, net increased $161.1 million and $548.2 million, respectively, compared to 2025. The increases were primarily driven by interest expense and gains and losses associated with our 3.75% Convertible Notes.
(Gain) loss on convertible debt transactions, net was a gain of $108.6 million and a loss of $260.9 million for the three and nine months ended September 30, 2026, respectively, related to the 3.75% Convertible Notes. See Note 14 of “Notes to the Condensed Consolidated Financial Statements” for further information.
Interest expense increased $278.0 million and $300.4 million for the three and nine months ended September 30, 2026, respectively, primarily due to $270.2 million and $273.7 million, respectively, of non-cash interest expense related to the amortization of the debt discount associated with the 3.75% Convertible Notes. Interest expense also increased due to higher borrowings under our Credit Agreement and the issuance of $600.0 million aggregate principal amount of our 6.375% Senior Notes during the second quarter of 2026.
Other income increased $8.2 million and $9.5 million for the three and nine months ended September 30, 2026, respectively, primarily due to a $13.5 million gain recognized upon the remeasurement of previously held equity method investment to its acquisition-date fair value. See Note 3 and Note 11 of “Notes to the Condensed Consolidated Financial Statements” for further information.

Income Taxes
The following table presents the provision for income taxes for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Provision for income taxes	$56,766	$38,128	$76,895	$53,586
Effective tax rate	84.5%	25.8%	(34.8%)	24.9%
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
See Note 17 of “Notes to the Condensed Consolidated Financial Statements” for further information.
Liquidity and Capital Resources
Our primary sources of liquidity are cash and cash equivalents, investments, available borrowing capacity under our Credit Agreement and cash generated from operations. We may also from time to time issue and sell equity, debt or hybrid securities or engage in other capital markets or financing transactions or sell one or more business units or assets. See Note 14 of “Notes to the Condensed Consolidated Financial Statements” for information on our long-term debt.
Our material cash requirements include paying the costs and expenses associated with our operations, servicing outstanding indebtedness, making capital expenditures and paying dividends on our capital stock. We may also from time to time prepay or repurchase outstanding indebtedness, repurchase shares of our common stock or acquire assets or businesses that are complementary to our operations. During the nine months ended September 30, 2026, we issued $600.0 million aggregate principal amount of our 6.375% Senior Notes and completed a series of transactions that resulted in the settlement of all outstanding 3.75% Convertible Notes and the related 2023 capped call transactions. See Note 14 of “Notes to the Condensed Consolidated Financial Statements” for information on these transactions. See Note 3 of “Notes to the Condensed Consolidated Financial Statements” for information on our recent acquisitions.
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
As of September 30, 2026, our cash and cash equivalents consisted of deposits and money market funds held with established national financial institutions and marketable securities consisting of corporate notes and bonds and municipal notes and bonds.
As of September 30, 2026, the total unused availability under our Revolver was $588.8 million, resulting from $11.2 million in issued and outstanding letters of credit and no amount drawn under the Revolver.
As of September 30, 2026, one of the conditions permitting the holders of the 3.25% Convertible Notes to convert continued to be met. Our common stock traded above 130% of the $77.88 conversion price for at least 20 trading days during the period of 30 consecutive trading days ended on September 30, 2026 (the last trading day of the calendar quarter). The holders of the 3.25% Convertible Notes have the right to convert through December 31, 2026, at which point we will re-evaluate whether the 3.25% Convertible Notes will continue to be convertible in the subsequent calendar quarter. In the event the holders of the 3.25% Convertible Notes elect to convert a portion or all of their 3.25% Convertible Notes, the principal amount is required to be settled in cash. As a result, the $373.8 million principal amount remains classified as a current liability as of September 30, 2026 in the Condensed Consolidated Balance Sheets. Any conversion premium will be satisfied with cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. At current market prices of our common stock, we do not expect holders to elect to convert their notes as the trading price of the notes in the secondary market exceeds the value a holder would receive upon conversion of such notes. In the unlikely event a holder elects to convert, we would use cash on hand or draw on our Revolver as needed.

In evaluating our liquidity position and needs, we also consider cash and cash equivalents held by our consolidated construction joint ventures (“CCJVs”). The following table presents our cash, cash equivalents and marketable securities, including amounts from our CCJVs, as of the respective dates:

(in thousands)	September 30, 2026	December 31, 2025
Cash and cash equivalents excluding CCJVs	$330,582	$383,636
CCJV cash and cash equivalents (1)	149,707	145,584
Total consolidated cash and cash equivalents	480,289	529,220
Short-term marketable securities (2)	32,084	71,021
Long-term marketable securities (2)	13,018	49,534
Total cash, cash equivalents and marketable securities	$525,391	$649,775
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
(2)All marketable securities were classified as held-to-maturity and consisted of corporate notes and bonds and municipal notes and bonds as of September 30, 2026 and consisted of commercial paper, corporate notes and bonds, municipal notes and bonds and U.S. Government and agency obligations as of December 31, 2025.
Granite’s portion of CCJV cash and cash equivalents was $93.3 million and $90.6 million as of September 30, 2026 and December 31, 2025, respectively. Excluded from the table above is $28.0 million and $35.0 million as of September 30, 2026 and December 31, 2025, respectively, of Granite’s portion of unconsolidated construction joint venture cash and cash equivalents.
Capital Expenditures
Major capital expenditures are typically for aggregate and asphalt production facilities, aggregate reserves, construction equipment, buildings and leasehold improvements and investments in our information technology systems. The timing and amount of such expenditures can vary based on the progress of planned capital projects, the type and size of construction projects, changes in business outlook and other factors. During the nine months ended September 30, 2026, we had capital expenditures of $89.9 million, compared to $87.7 million during the nine months ended September 30, 2025. We currently anticipate 2026 capital expenditures to be between approximately $140.0 million and $160.0 million, including approximately $50.0 million in planned strategic materials investments.
Cash Flows

	Nine Months Ended September 30,
(in thousands)	2026	2025
Net cash provided by (used in):
Operating activities	$404,270	$289,612
Investing activities	$(155,857)	$(947,793)
Financing activities	$(297,344)	$521,655
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
Cash provided by operating activities increased $114.7 million to $404.3 million for the nine months ended September 30, 2026, compared to $289.6 million for the same period of 2025. The increase was primarily attributable to an $86.6 million increase in net income adjusted for non-cash items, an $18.7 million increase in net distributions from unconsolidated construction joint ventures and affiliates, and a $9.3 million increase in cash provided by other working capital activity, including changes in receivables, net contract assets, inventories, other assets, accounts payable and accrued expenses and other liabilities.
Investing activities
Cash used in investing activities decreased $791.9 million to $155.9 million for the nine months ended September 30, 2026, compared to $947.8 million for the same period in 2025. The decrease was primarily attributable to $521.0 million less cash used for acquisitions, $243.8 million less net purchases of marketable securities and the collection of a $25.0 million note receivable.
Financing activities
Cash used in financing activities was $297.3 million for the nine months ended September 30, 2026, compared to cash provided by financing activities of $521.7 million for the same period in 2025. The change was primarily attributable to $797.3 million of net cash used in connection with the exchange, redemption and settlement of our 3.75% Convertible Notes, net of the related proceeds from the 2023 capped call transactions in 2026 and a $34.2 million increase in cash used for repurchases of common stock, partially offset by $25.4 million of decreased net distributions to non-controlling partners. Both periods included significant proceeds from debt issuances, including $600.0 million from the issuance of our 6.375% Senior Notes in 2026 and $600.0 million from borrowings under our Credit Agreement in 2025.
Derivatives
We use derivative instruments to manage certain risks associated with our operations and financing activities. Certain of these derivative instruments are recognized as assets or liabilities in the Condensed Consolidated Balance Sheets at fair value using Level 2 or Level 3 inputs. See Note 9 of “Notes to the Condensed Consolidated Financial Statements” for further information. We also have capped call transactions associated with our 3.25% Convertible Notes that are designed to reduce potential dilution to our common stock upon conversion of the notes and/or offset any cash payments we may be required to make in excess of the principal amount of converted notes, as the case may be. These capped call transactions are classified as equity and are not subsequently remeasured at fair value. See Note 14 of “Notes to the Condensed Consolidated Financial Statements” for further information.
Surety Bonds and Other Indebtedness
We are generally required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At September 30, 2026, approximately $4.2 billion of our $7.5 billion CAP was bonded. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds when the obligations of the underlying contract have been fulfilled. The ability to maintain bonding capacity requires that we maintain cash and working capital balances satisfactory to our sureties.
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
Covenants and Events of Default
Our Credit Agreement and the indentures governing our notes contain various covenants and events of default. As of September 30, 2026, we were in compliance with the applicable covenants. See Note 14 of “Notes to the Condensed Consolidated Financial Statements” for further information regarding our debt agreements, covenants and events of default.
Share Repurchase Program
As announced on February 3, 2022, on February 1, 2022, the Board of Directors authorized us to purchase up to $300.0 million of our common stock at management’s discretion (the “2022 authorization”). During the three and nine months ended September 30, 2026 there were 300,000 shares repurchased under the 2022 authorization, compared to 51,120 shares and 51,320 shares repurchased in three and nine months ended September 30, 2025, respectively. As of September 30, 2026, $121.0 million remained available under the 2022 authorization.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 30, 2026, there has been no material change in our exposure to market risk from what was previously disclosed in our Annual Report.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
The description of the matters set forth in Part I, Item 1 of this Report under Note 18 of “Notes to the Condensed Consolidated Financial Statements” is incorporated herein by reference.
Item 1A. RISK FACTORS
There have been no material changes in the risk factors previously disclosed in “Item 1A. Risk Factors” in our Annual Report.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended September 30, 2026:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
July 1, 2026 through July 31, 2026	1,079	$121.78	—	$157,621,254
August 1, 2026 through August 31, 2026	182,747	$124.76	182,420	$134,863,003
September 1, 2026 through September 30, 2026	117,816	$117.95	117,580	$120,994,453
	301,642	$122.09	300,000
(1)Includes 1,079, 327 and 236 shares purchased during July, August and September, respectively, in connection with employee tax withholding for restricted stock units vested under our equity incentive plans.
(2)As announced on February 3, 2022, on February 1, 2022, the Board of Directors authorized us to purchase up to $300.0 million of our common stock at management’s discretion. The specific timing and amount of any future purchases will vary based on market conditions, securities law limitations and other factors.
Item 4. MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this Quarterly Report on Form 10-Q.
Item 5. OTHER INFORMATION
Trading Arrangements
On September 14, 2026, Ms. Woolsey, the Company's Executive Vice President and Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement, as such term is defined in Item 408 of Regulation S-K (“Item 408”). The aggregate number of shares that may be sold under the plan is equal to 50% of the net shares Ms. Woolsey will receive upon vesting of her performance-based LTIP award in March 2027 and 50% of the net shares Ms. Woolsey will receive upon vesting of her time-based restricted stock unit awards that will vest on November 5, 2026, March 13, 2027 and March 14, 2027, including accumulated dividend equivalents. The plan will terminate upon the earlier of May 28, 2027 or the completion of all the sales under the plan.
During the three months ended September 30, 2026, other than Ms. Woolsey, none of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408.

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

GRANITE CONSTRUCTION INCORPORATED

Date:	October 29, 2026	By:	/s/ Staci M. Woolsey
Staci M. Woolsey
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)